Form 10-Q
period 2012-06-30
YAHOO INC
filed 2012-08-09
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $0.001 par value	1,184,617,827

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
	(Unaudited, in thousands except per share amounts)
Revenue	$1,229,024	$1,217,794	$2,443,381	$2,439,027
Operating expenses:
Cost of revenue — Traffic acquisition costs	152,896	137,025	302,927	281,116
Cost of revenue — Other	231,388	278,453	481,014	532,432
Sales and marketing	280,159	272,910	542,308	558,178
Product development	233,045	199,628	454,328	428,106
General and administrative	131,822	136,117	254,720	260,388
Amortization of intangibles	8,582	9,756	16,632	19,809
Restructuring charges, net	237	129,092	10,812	134,809

Total operating expenses	1,038,129	1,162,981	2,062,741	2,214,838

Income from operations	190,895	54,813	380,640	224,189
Other (expense) income, net	(5,666)	20,175	(639)	22,453

Income before income taxes and earnings in equity interests	185,229	74,988	380,001	246,642
Provision for income taxes	(55,629)	(26,523)	(107,749)	(82,942)
Earnings in equity interests	108,902	179,991	191,082	352,234

Net income	238,502	228,456	463,334	515,934
Less: net income attributable to noncontrolling interests	(1,530)	(1,825)	(3,370)	(2,960)

Net income attributable to Yahoo! Inc.	$236,972	$226,631	$459,964	$512,974

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.18	$0.19	$0.35	$0.42

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.18	$0.18	$0.35	$0.42

Shares used in per share calculation — basic	1,299,947	1,213,320	1,304,505	1,214,551

Shares used in per share calculation — diluted	1,308,359	1,221,719	1,314,272	1,224,102

Stock-based compensation expense by function:
Cost of revenue — Other	$875	$2,614	$1,523	$5,508
Sales and marketing	$19,373	$18,981	$26,070	$40,078
Product development	$25,531	$17,808	$43,203	$37,279
General and administrative	$13,269	$10,168	$23,368	$22,672
Restructuring expense reversals	$(526)	$(3,429)	$(1,278)	$(3,429)

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
	(Unaudited, in thousands)
Net Income	$238,502	$228,456	$463,334	$515,934

Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(1,002) and $106 for the three months ended June 30, 2011 and 2012, respectively, and $(803) and $206 for the six months ended June 30, 2011 and 2012, respectively	(1,466)	6,143	2,772	5,680
Reclassification adjustment for realized (gains) losses included in net income, net of taxes of $158 and $(932) for the three months ended June 30, 2011 and 2012, respectively, and $1,813 and $(5,356) for the six months ended June 30, 2011 and 2012, respectively	(237)	1,630	(2,996)	9,358

Net change in unrealized gains (losses) on available-for-sale securities, net of taxes	(1,703)	7,773	(224)	15,038
Foreign currency translation adjustment	42,460	(231,371)	171,845	(221,137)

Total other comprehensive income, net of tax	40,757	(223,598)	171,621	(206,099)

Comprehensive income	279,259	4,858	634,955	309,835
Less: comprehensive income attributable to noncontrolling interests	(1,530)	(1,825)	(3,370)	(2,960)

Comprehensive income attributable to Yahoo! Inc.	$277,729	$3,033	$631,585	$306,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31, 2011	June 30, 2012
	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,562,390	$1,539,269
Short-term marketable debt securities	493,189	371,204
Accounts receivable, net	1,037,474	1,040,893
Prepaid expenses and other current assets	359,483	318,932

Total current assets	3,452,536	3,270,298
Long-term marketable debt securities	474,338	490,570
Property and equipment, net	1,730,888	1,663,665
Goodwill	3,900,752	3,887,360
Intangible assets, net	254,600	196,729
Other long-term assets	220,628	209,669
Investments in equity interests	4,749,044	4,939,938

Total assets	$14,782,786	$14,658,229

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$166,595	$132,105
Accrued expenses and other current liabilities	846,044	768,080
Deferred revenue	194,722	176,960

Total current liabilities	1,207,361	1,077,145
Long-term deferred revenue	43,639	38,757
Capital lease and other long-term liabilities	134,905	130,149
Deferred and other long-term tax liabilities, net	815,534	895,941

Total liabilities	2,201,439	2,141,992
Commitments and contingencies (Note 11)	—	—
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,244,956 shares issued and 1,217,481 shares outstanding as of December 31, 2011 and 1,255,870 shares issued and 1,194,147 shares outstanding as of June 30, 2012	1,242	1,253
Additional paid-in capital	9,825,899	9,976,949
Treasury stock at cost, 27,475 shares as of December 31, 2011 and 61,723 shares as of June 30, 2012	(416,237)	(942,244)
Retained earnings	2,432,294	2,945,269
Accumulated other comprehensive income	697,869	491,770

Total Yahoo! Inc. stockholders’ equity	12,541,067	12,472,997
Noncontrolling interests	40,280	43,240

Total equity	12,581,347	12,516,237

Total liabilities and equity	$14,782,786	$14,658,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2011	June 30, 2012
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$463,334	$515,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	275,901	254,539
Amortization of intangible assets	58,993	60,209
Stock-based compensation expense, net	92,886	102,108
Noncash restructuring charges, net	—	38,638
Tax benefits from stock-based awards	12,483	(3,935)
Excess tax benefits from stock-based awards	(30,225)	(16,770)
Deferred income taxes	45,831	(18,474)
Earnings in equity interests	(191,082)	(352,234)
Dividends received from equity investee	75,391	83,648
Gain from sales of investments, assets, and other, net	22,792	(24,507)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	86,692	(9,908)
Prepaid expenses and other	53,293	16,563
Accounts payable	(10,821)	(35,714)
Accrued expenses and other liabilities	(386,044)	(15,755)
Deferred revenue	(33,118)	(22,329)

Net cash provided by operating activities	536,306	572,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(339,064)	(215,922)
Purchases of marketable debt securities	(1,124,596)	(645,266)
Proceeds from sales of marketable debt securities	882,229	548,439
Proceeds from maturities of marketable debt securities	657,916	198,498
Proceeds from the sale of investments	—	26,132
Acquisitions, net of cash acquired	(68,812)	—
Purchases of intangible assets	(10,960)	(3,088)
Other investing activities, net	149	(9,421)

Net cash used in investing activities	(3,138)	(100,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	98,547	77,871
Repurchases of common stock	(609,019)	(526,007)
Excess tax benefits from stock-based awards	30,225	16,770
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(33,669)	(38,494)
Other financing activities, net	(7,521)	(2,222)

Net cash used in financing activities	(521,437)	(472,082)

Effect of exchange rate changes on cash and cash equivalents	42,679	(22,424)
Net change in cash and cash equivalents	54,410	(23,121)
Cash and cash equivalents at beginning of period	1,526,427	1,562,390

Cash and cash equivalents at end of period	$1,580,837	$1,539,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!” or the “Company”), is focused on creating deeply personal digital experiences that keep more than half a billion people connected to what matters most to them, across devices and around the globe. Yahoo!’s unique combination of Science + Art + Scale connects advertisers to the consumers who build their businesses. The Company provides online properties and services (“Yahoo! Properties”) to users as well as a range of marketing services designed to reach and connect with those users on Yahoo! Properties and through a distribution network of third-party entities (“Affiliates”). These Affiliates integrate the Company’s advertising offerings into their Websites or other offerings (those Websites and other offerings, “Affiliate sites”).

Basis of Presentation. The condensed consolidated financial statements include the accounts of Yahoo! Inc. and its majority-owned or otherwise controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the condensed consolidated balance sheets. The Company has included the results of operations of acquired companies from the date of the acquisition. Certain prior period amounts have been reclassified to conform to the current period presentation. To conform to the current period presentation, the Company corrected the classification of $13 million and $35 million of costs principally included in product development expenses to cost of revenue—other for the three and six months ended June 30, 2011, respectively.

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

Potentially dilutive securities representing approximately 47 million and 48 million shares of common stock for the three and six months ended June 30, 2012, respectively, and 59 million shares of common stock for both the three and six months ended June 30, 2011 were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Basic:
Numerator:
Net income attributable to Yahoo! Inc.	$236,972	$226,631	$459,964	$512,974
Less: Net income allocated to participating securities	(3)	(3)	(8)	(12)

Net income attributable to Yahoo! Inc. common stockholders — basic	$236,969	$226,628	$459,956	$512,962

Denominator:
Weighted average common shares	1,299,947	1,213,320	1,304,505	1,214,551

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.18	$0.19	$0.35	$0.42

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$236,972	$226,631	$459,964	$512,974
Less: Net income allocated to participating securities	(3)	(3)	(8)	(12)
Less: Effect of dilutive securities issued by equity investees	(654)	(1,246)	(1,302)	(2,512)

Net income attributable to Yahoo! Inc. common stockholders — diluted	$236,315	$225,382	$458,654	$510,450

Denominator:
Denominator for basic calculation	1,299,947	1,213,320	1,304,505	1,214,551
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock and restricted stock units	5,391	6,756	6,485	7,871
Stock options and employee stock purchase plan	3,021	1,643	3,282	1,680

Denominator for diluted calculation	1,308,359	1,221,719	1,314,272	1,224,102

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.18	$0.18	$0.35	$0.42

Note 3 ACQUISITIONS

During the six months ended June 30, 2011, the Company acquired three companies in transactions that were accounted for as business combinations. The total purchase price for these acquisitions was $72 million. The total cash consideration of $72 million less cash acquired of $3 million resulted in a net cash outlay of $69 million. Of the purchase price, $52 million was allocated to goodwill, $26 million to amortizable intangible assets, $3 million to cash acquired, and $9 million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

The Company’s business combinations completed during the six months ended June 30, 2011 did not have a material impact on the Company’s condensed consolidated financial statements, and therefore pro forma disclosures have not been presented.

The Company did not make any acquisitions during the six months ended June 30, 2012.

Note 4 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31, 2011	June 30, 2012	Percent Ownership of Common Stock as of June 30, 2012
Alibaba Group	$2,521,825	$2,754,578	42%
Yahoo Japan	2,219,946	2,175,135	35%
Other	7,273	10,225	26%

Total	$4,749,044	$4,939,938

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

As of June 30, 2012, the difference between the Company’s carrying value of its investment in Alibaba Group and its proportionate share of the net assets of Alibaba Group is summarized as follows (in thousands):

Carrying value of investment in Alibaba Group	$2,754,578
Proportionate share of Alibaba Group stockholders’ equity	2,099,467

Excess of carrying value of investment over proportionate share of Alibaba Group’s stockholders’ equity(*)	$655,111

(*)	The excess carrying value has been primarily assigned to goodwill.

The amortizable intangible assets included in the excess carrying value had original useful lives not exceeding seven years and an original weighted average useful life of approximately five years. Goodwill is not deductible for tax purposes.

The following tables present Alibaba Group’s U.S. GAAP summarized financial information, as derived from the Alibaba Group consolidated financial statements (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012
Operating data:
Revenue	$490,933	$805,900	$1,035,447	$1,828,707
Gross profit	$324,342	$530,537	$687,309	$1,227,376
Income from operations	$47,159	$213,262	$73,251	$489,921
Net income	$51,629	$235,208	$96,634	$488,773
Net income attributable to Alibaba Group	$29,623	$220,483	$61,943	$457,395

			September 30, 2011	March 31, 2012
Balance sheet data:
Current assets			$3,491,753	$4,491,012
Long-term assets			$2,993,329	$3,004,320
Current liabilities			$1,562,840	$1,861,959
Long-term liabilities			$134,160	$166,155
Non-voting participating redeemable securities			$1,415	$4,704
Noncontrolling interests			$406,805	$459,900

The Company also has commercial arrangements with Alibaba Group to provide technical, development, and advertising services. For the three and six months ended June 30, 2011 and 2012, these transactions were not material.

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

Alipay, formerly a subsidiary of Alibaba Group, is a subsidiary of HoldCo, which is majority owned by Mr. Ma. IPCo is a special purpose entity formed in connection with the Framework Agreement, which at the time of consummation of the transactions under the Framework Agreement was owned by Mr. Ma and Mr. Tsai. The transactions under the Framework Agreement closed on December 14, 2011 (“the closing”).

Pursuant to the terms of the Framework Agreement the parties have agreed, among other things, that:

(1) Upon a Liquidity Event (as defined below), HoldCo will pay to Alibaba Group 37.5 percent of the equity value of Alipay (the “Liquidity Event Payment”), less $500 million (i.e., the principal amount of the IPCo Promissory Note as described below). The Liquidity Event Payment plus $500 million must in the aggregate not be less than $2 billion and may not exceed $6 billion, subject to certain increases and additional payments if no Liquidity Event has occurred by the sixth anniversary of the closing. “Liquidity Event” means the earlier to occur of (a) a qualified initial public offering of Alipay, (b) a transfer of 37.5 percent or more of the securities of Alipay; or (c) a sale of all or substantially all of the assets of Alipay. If a Liquidity Event has not occurred by the tenth anniversary of the closing, Alibaba Group will have the right to cause HoldCo to effect a Liquidity Event, provided that the equity value or enterprise value of Alipay at such time exceeds $1 billion, and in such case, the $2 billion minimum amount described above will not apply to a Liquidity Event effected by means of a qualified initial public offering, a sale of all of the securities of Alipay, or a sale of all or substantially all of the assets of Alipay. Upon payment in full of the Liquidity Event Payment, Alibaba Group will transfer to Alipay certain assets used in the Alipay business that were retained by Alibaba Group.

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

The royalty and software technology services fee and the payment processing services fees discussed above approximate the estimated fair values of such services and are recognized in Alibaba Group’s financial statements as income or expense, as applicable, as the services are rendered. Yahoo! will record its share, if any, of the results of these transactions as they are recorded by Alibaba within Yahoo!’s earnings in equity interests in the consolidated statements of income.

Alibaba Group will recognize the Liquidity Event Payment, the payment of the IPCo Promissory Note, and any impact from the transfer of assets, described above, if and when such payments or transfers occur. Yahoo! will record its share, if any, of the results of these transactions as they are recorded by Alibaba Group within Yahoo!’s earnings in equity interests in the consolidated statements of income.

Share Repurchase and Preference Share Sale Agreement with Alibaba Group. On May 20, 2012, Yahoo! entered into a Share Repurchase and Preference Share Sale Agreement (the “Repurchase Agreement”) with Alibaba Group and Yahoo! Hong Kong Holdings Limited, a Hong Kong corporation and wholly-owned subsidiary of Yahoo! Inc. (“YHK”). For the purposes of the discussion of the Repurchase Agreement in this Note 4, “Yahoo!” collectively refers to Yahoo! Inc. and YHK.

Pursuant to the terms of the Repurchase Agreement, the parties have agreed, among other things, that:

(1) Of the 1,046.6 million ordinary shares of Alibaba Group (“Shares”) owned by Yahoo!, Alibaba Group will initially repurchase from Yahoo! between 261.5 million and 523 million Shares depending on the amount of financing raised by Alibaba Group to make the repurchase (the “Initial Repurchase”). Yahoo! will sell 261.5 million Shares to Alibaba Group if Alibaba Group completes a sale of Shares meeting certain requirements (a “Qualified Resale”) with gross proceeds of at least $1 billion and 523 million Shares if Alibaba Group completes a Qualified Resale with gross proceeds of at least $2 billion, with any repurchase over 261.5 million Shares subject to Alibaba Group obtaining sufficient additional financing to complete the repurchase. Yahoo! will sell the repurchased Shares to Alibaba Group at a per share price equal to the greater of $13.50 and the price per share at which Alibaba Group raises equity financing, subject to discounts depending on such price. If Alibaba Group does not complete a Qualified Resale with gross proceeds of at least $1 billion, Yahoo! may require Alibaba Group to repurchase 261.5 million Shares for $13.50 per Share. Alibaba Group may elect to deliver up to $800 million of the consideration for the Initial Repurchase in the form of preference shares rather than cash. If issued to Yahoo!, the preference shares will yield semi-annual dividends at a rate per annum of up to 10 percent, with at least 3 percent payable in cash and the remainder accruing and resulting in an increase to the liquidation preference. The dividend rate is subject to certain adjustments. Until the preference shares have been redeemed, Alibaba Group will not pay dividends on its Shares.

(2) at the time Alibaba Group completes an initial public offering meeting certain specified criteria (a “Qualified IPO”), Yahoo! will sell, at Alibaba Group’s election, (either directly to Alibaba Group or in the Qualified IPO) up to 261.5 million Shares;

(3) upon the consummation of the Initial Repurchase or upon certain terminations of the Repurchase Agreement, the Company and Alibaba Group will enter into an amendment of the existing Technology and Intellectual Property License Agreement by and between Yahoo! and Alibaba Group (the “TIPLA”), pursuant to which Alibaba Group will make an initial payment to the Company of $550 million in satisfaction of certain future royalty payments under the existing TIPLA and will thereafter continue making royalty payments until the earlier of the fourth anniversary of the effective date of the amendment and a Qualified IPO; and

(4) upon the consummation of the Initial Repurchase, the parties will terminate certain existing contractual limitations on Yahoo!’s ability to compete in the People’s Republic of China.

The closing of the Initial Repurchase is subject to customary closing conditions and is expected to occur within six months of May 20, 2012, the date of signing of the Repurchase Agreement.

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

Yahoo Japan’s financial statements are prepared in accordance with accounting principles generally accepted in Japan (“Japanese GAAP”). The Company makes adjustments to its earnings in equity interests line in the condensed consolidated statements of income for any differences between U.S. GAAP and Japanese GAAP.

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

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $6.5 billion as of June 30, 2012.

During the three and six months ended June 30, 2011 and 2012, the Company received cash dividends from Yahoo Japan in the amount of $75 million and $84 million, net of taxes, respectively, which were recorded as reductions to the Company’s investment in Yahoo Japan.

The following tables present summarized financial information derived from Yahoo Japan’s consolidated financial statements. The Company has made adjustments to the Yahoo Japan financial information to address differences between Japanese GAAP and U.S. GAAP that materially impact the summarized financial information below. Due to these adjustments, the Yahoo Japan summarized financial information presented below is not materially different than such information presented on the basis of U.S. GAAP.

	Three Months Ended		Six Months Ended
	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012
	(in thousands)
Operating data:
Revenue	$1,006,327	$1,069,974	$2,000,158	$2,139,301
Gross profit	$831,503	$919,132	$1,655,768	$1,816,840
Income from operations	$496,915	$585,443	$995,186	$1,127,941
Net income	$289,109	$348,093	$515,884	$650,697
Net income attributable to Yahoo Japan	$287,577	$346,899	$512,283	$648,092

	September 30, 2011	March 31, 2012
	(in thousands)
Balance sheet data:
Current assets	$3,622,833	$5,527,311
Long-term assets	$2,907,062	$1,242,815
Current liabilities	$1,117,773	$1,135,395
Long-term liabilities	$36,009	$45,027
Noncontrolling interests	$31,102	$28,244

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $68 million and $66 million for the three months ended June 30, 2011 and 2012, respectively, and revenue of approximately of $137 million and $136 million for the six months ended June 30, 2011 and 2012, respectively. As of both December 31, 2011 and June 30, 2012, the Company had net receivable balances from Yahoo Japan of approximately $42 million.

Note 5 GOODWILL

The Company’s goodwill balance was $3.9 billion as of December 31, 2011 and June 30, 2012, of which $2.9 billion was recorded in the Americas segment, $0.6 billion in the EMEA (Europe, Middle East, and Africa) segment, and $0.4 billion in the Asia Pacific segment. The change in the carrying amount of goodwill of $13 million reflected on the Company’s condensed consolidated balance sheets during the six months ended June 30, 2012 was primarily due to foreign exchange losses of $16 million.

Note 6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2011	June 30, 2012
	Net	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer and advertiser related relationships	$93,683	$166,589	$(89,577)	$77,012
Developed technology and patents	137,668	298,089	(198,583)	99,506
Trade names, trademarks, and domain names	23,249	50,982	(30,771)	20,211

Total intangible assets, net	$254,600	$515,660	$(318,931)	$196,729

(*)	Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $18 million as of June 30, 2012.

The Company recognized amortization expense for intangible assets of $29 million for both the three months ended June 30, 2011 and 2012, including $21 million and $19 million, respectively, in cost of revenue - other. For the six months ended June 30, 2011 and 2012, the Company recognized amortization expense for intangible assets of $59 million and $60 million, respectively, including $42 million and $40 million in cost of revenue - other, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2012 and each of the succeeding years is as follows: six months ending December 31, 2012: $45 million; 2013: $62 million; 2014: $43 million; 2015: $22 million; 2016: $5 million; and 2017: $5 million.

Note 7 OTHER (EXPENSE) INCOME, NET

Other income (expense), net is comprised of (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Interest and investment income	$5,084	$3,584	$10,444	$9,280
Other	(10,750)	16,591	(11,083)	13,173

Total other (expense) income, net	$(5,666)	$20,175	$(639)	$22,453

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

Note 8 ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31, 2011	June 30, 2012
Unrealized (losses) gains on available-for-sale securities, net of tax	$(7,538)	$7,500
Foreign currency translation, net of tax	705,407	484,270

Accumulated other comprehensive income	$697,869	$491,770

Note 9 INVESTMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2011
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$599,582	$1,054	$(172)	$600,464
Corporate debt securities, commercial paper, and bank certificates of deposit	366,264	1,025	(226)	367,063
Corporate equity securities	2,761	—	(1,978)	783

Total investments in available-for-sale securities	$968,607	$2,079	$(2,376)	$968,310

	June 30, 2012
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$402,791	$586	$(54)	$403,323
Corporate debt securities, commercial paper, and bank certificates of deposit	458,008	721	(278)	458,451
Corporate equity securities	230	9	—	239

Total investments in available-for-sale securities	$861,029	$1,316	$(332)	$862,013

	December 31, 2011	June 30, 2012
Reported as:
Short-term marketable debt securities	$493,189	$371,204
Long-term marketable debt securities	474,338	490,570
Other assets	783	239

Total	$968,310	$862,013

Available-for-sale securities included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial as of December 31, 2011 and June 30, 2012 as the carrying value approximates fair value because of the short maturity of those instruments. Realized gains and losses from sales of marketable securities were not material for the six months ended June 30, 2011 and 2012.

The contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31, 2011	June 30, 2012
Due within one year	$493,189	$371,204
Due after one year through five years	474,338	490,570

Total available-for-sale marketable debt securities	$967,527	$861,774

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$138,755	$(172)	$—	$—	$138,755	$(172)
Corporate debt securities, commercial paper, and bank certificates of deposit	123,574	(226)	—	—	123,574	(226)
Corporate equity securities	—	—	783	(1,978)	783	(1,978)

Total investments in available-for-sale securities	$262,329	$(398)	$783	$(1,978)	$263,112	$(2,376)

	June 30, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$145,069	$(54)	$—	$—	$145,069	$(54)
Corporate debt securities, commercial paper, and bank certificates of deposit	193,133	(278)	—	—	193,133	(278)

Total investments in available-for-sale securities	$338,202	$(332)	$—	$—	$338,202	$(332)

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

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of June 30, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$498,749	$—	$498,749
Available-for-sale securities:
Government and agency securities(1)	—	450,043	450,043
Commercial paper and bank certificates of deposit(1)	—	58,192	58,192
Corporate debt securities(1)	—	400,260	400,260

Available-for-sale securities at fair value	$498,749	$908,495	$1,407,244
Corporate equity securities(2)	239	—	239
Liabilities
Foreign currency derivative contract(3)	—	(3,037)	(3,037)

Total assets and liabilities at fair value	$498,988	$905,458	$1,404,446

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

The amount of cash and cash equivalents as of June 30, 2012 includes $1.0 billion in cash deposited with commercial banks, of which $249 million are time deposits.

The fair values of the Company’s Level 1 financial assets and liabilities are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets and liabilities are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure. During the six months ended June 30, 2012, the Company did not make any transfers between Level 1 and Level 2 assets or liabilities. As of December 31, 2011 and June 30, 2012, the Company did not have any significant Level 3 financial assets or liabilities.

Note 10 STOCKHOLDERS’ EQUITY AND EMPLOYEE BENEFITS

Employee Stock Purchase Plan. As of June 30, 2012, there was $39 million of unamortized stock-based compensation expense related to the Company’s Employee Stock Purchase Plan which will be recognized over a weighted average period of 1.4 years.

Stock Options. The Company’s 1995 Stock Plan, the Directors’ Plan, and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans for the six months ended June 30, 2012 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2011	62,439	$21.94
Options granted	8,291	$14.86
Options exercised(*)	(2,767)	$11.40
Options expired	(6,238)	$29.23
Options cancelled/forfeited	(6,458)	$14.84

Outstanding at June 30, 2012	55,267	$21.41

(*)	The Company issued new shares to satisfy stock option exercises.

As of June 30, 2012, there was $58 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.0 years.

The Company determines the grant-date fair value of stock options, including the options granted under the Company’s Employee Stock Purchase Plan, using a Black-Scholes model. The following weighted average assumptions were used in determining the fair value of option grants using the Black-Scholes option pricing model:

	Stock Options		Purchase Plan (*)
	Three Months Ended		Three Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.6%	0.8%	1.4%	1.1%
Expected volatility	34.8%	32.3%	36.1%	34.0%
Expected life (in years)	3.94	4.00	0.98	1.36

	Stock Options		Purchase Plan (*)
	Six Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.6%	0.7%	1.4%	1.2%
Expected volatility	34.7%	32.3%	36.1%	34.1%
Expected life (in years)	4.09	4.04	1.03	1.25

(*)	Assumptions for the Employee Stock Purchase Plan relate to the annual average of the enrollment periods. Enrollment is currently permitted in May and November of each year.

Restricted stock awards and restricted stock units activity for the six months ended June 30, 2012 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share
Awarded and unvested at December 31, 2011(*)	38,775	$17.28
Granted(*)	13,314	$14.97
Vested	(7,180)	$16.03
Forfeited	(12,866)	$15.35

Awarded and unvested at June 30, 2012(*)	32,043	$17.38

(*)	Includes the maximum number of shares issuable under the Company’s performance-based executive incentive restricted stock unit awards.

As of June 30, 2012, there was $291 million of unrecognized stock-based compensation expense related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted average period of 2.4 years.

During the six months ended June 30, 2011 and June 30, 2012, 5.7 million shares and 7.2 million shares, respectively, that were subject to previously granted restricted stock awards and restricted stock units vested. These vested restricted stock awards and restricted stock units were net share settled. During the six months ended June 30, 2011 and June 30, 2012, the Company withheld 2.0 million shares and 2.5 million shares, respectively, based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $34 million and $38 million for the six months ended June 30, 2011 and June 30, 2012, respectively, and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units and tax withholding related to the reacquisition of shares of restricted stock awards. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Former CEO Inducement and Make-Up Equity. On January 27, 2012, Mr. Scott Thompson, former Chief Executive Officer, was granted an award of restricted stock units under the 1995 Stock Plan with an aggregate value of $6.5 million on the date of grant (the “Thompson Make-Whole RSUs”). On February 10, 2012, Mr. Thompson received a make-whole cash bonus of $1.5 million (the “Make-Whole Cash Bonus”). The Thompson Make-Whole RSUs and the Make-Whole Cash Bonus compensated Mr. Thompson for the forfeiture of the value of his cash bonus and equity awards from his previous employer. The Thompson Make-Whole RSUs vested as to a number of stock units with a grant date value of $5.5 million on March 15, 2012 and the remaining stock units were forfeited upon Mr. Thompson’s resignation as Yahoo!’s Chief Executive Officer and President effective May 12, 2012.

The Company recorded total stock-based compensation expense reversals of less than $1 million for the three months ended June 30, 2012 and total stock-based compensation expense of $6 million for the six months ended June 30, 2012 in connection with the equity grants made to Mr. Thompson pursuant to the terms of his employment letter agreement with the Company.

Stock Repurchases. In June 2010, the Board authorized a stock repurchase program allowing the Company to repurchase up to $3.0 billion of its outstanding shares of common stock from time to time. That repurchase program expires in June 2013. In May 2012, the Company announced authorization of a stock repurchase program allowing the Company to repurchase up to an additional $5.0 billion of its outstanding shares of common stock from time to time. The aggregate amount available under the two repurchase programs was approximately $5,079 million at June 30, 2012. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. During the six months ended June 30, 2012, the Company repurchased approximately 34 million shares of its common stock under the stock repurchase program announced in June 2010 at an average price of $15.36 per share for a total of $526 million.

Note 11 COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases office space and data centers under operating and capital lease agreements with original lease periods of up to 13 years, which expire between 2012 and 2022.

A summary of gross and net lease commitments as of June 30, 2012 is as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Six months ending December 31, 2012	$77	$(6)	$71
Years ending December 31,
2013	136	(13)	123
2014	106	(11)	95
2015	81	(7)	74
2016	45	(1)	44
2017	31	—	31
Due after 5 years	38	—	38

Total gross and net lease commitments	$514	$(38)	$476

Capital Lease Commitment
Six months ending December 31, 2012	$4
Years ending December 31,
2013	9
2014	8
2015	8
2016	8
2017	9
Due after 5 years	14

Gross lease commitment	$60

Less: interest	(21)

Net lease commitment	$39

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent traffic acquisition costs (“TAC”), to its Affiliates. As of June 30, 2012, these commitments totaled $113 million, of which $40 million will be payable in the remainder of 2012, and $73 million will be payable in 2013.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $32 million through 2023.

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

As of June 30, 2012, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

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

On June 14, 2007, a stockholder derivative action was filed in the United States District Court for the Central District of California by Jill Watkins against members of the Board and selected officers. The complaint filed by the plaintiff alleged breaches of fiduciary duties and corporate waste, similar to the allegations in a former class action relating to stock price declines during the period April 2004 to July 2006, and alleged violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On July 16, 2009, the plaintiff Watkins voluntarily dismissed the action against all defendants without prejudice. On July 17, 2009, plaintiff Miguel Leyte-Vidal, who had substituted in as plaintiff prior to the dismissal of the federal Watkins action, re-filed a stockholder derivative action in Santa Clara County Superior Court against members of the Board and selected officers. The Santa Clara County Superior Court derivative action purports to assert causes of action on behalf of the Company for violation of specified provisions of the California Corporations Code, for breaches of fiduciary duty regarding financial accounting and insider selling and for unjust enrichment. On September 19, 2011, the Court sustained Yahoo!’s demurrer to plaintiff’s third amended complaint without leave to amend. On December 21, 2011, plaintiff filed a notice of appeal.

Since May 31, 2011, several related stockholder derivative suits were filed in the Santa Clara County Superior Court (“California Derivative Litigation”) and the United States District Court for the Northern District of California (“Federal Derivative Litigation”) purportedly on behalf of the Company against certain officers and directors of the Company and third parties. The California Derivative Litigation was filed by plaintiffs Cinotto, Lassoff, Zucker, and Koo, and consolidated under the caption In re Yahoo! Inc. Derivative Shareholder Litigation on June 24, 2011 and September 12, 2011. The Federal Derivative Litigation was filed by plaintiffs Salzman, Tawila, and Iron Workers Mid-South Pension Fund and consolidated under the caption In re Yahoo! Inc. Shareholder Derivative Litigation on October 3, 2011. The plaintiffs allege breaches of fiduciary duties, corporate waste, mismanagement, abuse of control, unjust enrichment, misappropriation of corporate assets, or contribution and seek damages, equitable relief, disgorgement and corporate governance changes in connection with Alibaba Group’s restructuring of its subsidiary Alipay and related disclosures. On June 7, 2012, the courts approved stipulations staying the California Derivative Litigation pending resolution of the Federal Derivative Litigation, and deferring the Federal Derivative Litigation pending a ruling on the motion to dismiss filed by the defendants in the related stockholder class actions, which are discussed below.

Since June 6, 2011, two purported stockholder class actions were filed in the United States District Court for the Northern District of California against the Company and certain officers and directors by plaintiffs Bonato and the Twin Cities Pipe Trades Pension Trust. In October 2011, the District Court consolidated the two actions under the caption In re Yahoo! Inc. Securities Litigation and appointed the Pension Trust Fund for Operating Engineers as lead plaintiff. In a consolidated amended complaint filed December 15, 2011, the lead plaintiff purports to represent a class of investors who purchased the Company’s common stock between April 19, 2011 and July 29, 2011, and alleges that during that class period, defendants issued statements that were materially false or misleading because they did not disclose information relating to Alibaba Group’s restructuring of Alipay. The complaint purports to assert claims for relief for violation of Section 10(b) and 20(a) of the Exchange Act and for violation of Rule 10b-5 thereunder, and seeks unspecified damages, injunctive and equitable relief, fees and costs. On June 22, 2012, the court held a hearing on defendants’ motion to dismiss the consolidated amended complaint.

On December 1, 2011 and December 7, 2011, purported class action complaints were filed in the Delaware Chancery Court by M & C Partners, III and Louisiana Municipal Police Employees’ Retirement System, respectively, against the Company and the members of the Company’s Board of Directors at that time. On December 14, 2011, the Delaware Chancery Court consolidated the two actions under the caption In re Yahoo! Shareholders Litig. and appointed lead plaintiffs. On December 29, 2011, the lead plaintiffs filed a consolidated amended class action complaint purportedly on behalf of all of the Company’s stockholders alleging that the Board of Directors breached its fiduciary duties by failing to maximize the Company’s value in connection with the strategic review process. Plaintiffs seek injunctive relief, rescission, fees and costs. The Company and the members of the Company’s Board of Directors at that time answered the amended class action complaint on January 18, 2012. On July 6, 2012, the lead plaintiffs filed a motion for an award of attorneys’ fees and expenses alleging that their claims had become moot as a result of events occurring after the filing of the amended class action complaint. On July 25, 2012, the Court dismissed the plaintiffs’ claims while retaining jurisdiction to decide plaintiffs’ motion for fees and expenses.

With respect to the legal proceedings and claims described above, the Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters and that the aggregate amount or range of such losses that are estimable would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of December 31, 2011 and June 30, 2012 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo!, its subsidiaries, directors, or officers in these matters, however, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against these claims.

Note 12 SEGMENTS

The Company continues to manage its business geographically. The primary areas of measurement and decision-making are currently Americas, EMEA, and Asia Pacific. Management relies on an internal reporting process that provides revenue ex-TAC, which is defined as revenue less TAC, direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, the Company’s segments.

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Revenue by segment:
Americas	$808,038	$821,751	$1,626,969	$1,657,784
EMEA	162,601	128,099	316,651	262,061
Asia Pacific	258,385	267,944	499,761	519,182

Total Revenue	$1,229,024	$1,217,794	$2,443,381	$2,439,027

TAC by segment:
Americas	$39,404	$45,910	$77,545	$88,865
EMEA	57,648	34,187	115,160	79,849
Asia Pacific	55,844	56,928	110,222	112,402

Total TAC	$152,896	$137,025	$302,927	$281,116

Revenue ex-TAC by segment:
Americas	$768,634	$775,841	$1,549,424	$1,568,919
EMEA	104,953	93,912	201,491	182,212
Asia Pacific	202,541	211,016	389,539	406,780

Total Revenue ex-TAC	$1,076,128	$1,080,769	$2,140,454	$2,157,911

Direct costs by segment(1):
Americas	171,042	181,510	333,940	360,735
EMEA	42,768	41,277	81,374	81,498
Asia Pacific	57,728	56,248	109,050	107,739
Global operating costs(2)(3)	393,037	410,519	808,663	832,417
Restructuring charges, net	237	129,092	10,812	134,809
Depreciation and amortization	161,373	157,739	321,811	310,987
Stock-based compensation expense	59,048	49,571	94,164	105,537

Income from operations	$190,895	$54,813	$380,640	$224,189

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

(3)	The net cost reimbursements from Microsoft are primarily included in global operating costs.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Capital expenditures, net:
Americas	$119,167	$96,443	$246,537	$179,327
EMEA	13,962	4,078	27,221	13,361
Asia Pacific	38,386	5,610	65,306	23,234

Total capital expenditures, net	$171,515	$106,131	$339,064	$215,922

	December 31, 2011	June 30, 2012
Property and equipment, net:
Americas	$1,489,096	$1,455,477
EMEA	79,955	56,571
Asia Pacific	161,837	151,617

Total property and equipment, net	$1,730,888	$1,663,665

See Note 14 —“Restructuring Charges, Net” for additional information regarding segments.

Enterprise Wide Disclosures:

The following table presents revenue for groups of similar services (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Display	$523,537	$534,972	$1,046,160	$1,046,189
Search	466,674	460,969	921,795	931,366
Other	238,813	221,853	475,426	461,472

Total revenue	$1,229,024	$1,217,794	$2,443,381	$2,439,027

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Revenue:
U.S.	$759,042	$779,321	$1,538,011	$1,578,971
International	469,982	438,473	905,370	860,056

Total revenue	$1,229,024	$1,217,794	$2,443,381	$2,439,027

	December 31, 2011	June 30, 2012
Property and equipment, net:
U.S	$1,486,596	$1,453,274
International	244,292	210,391

Total property and equipment, net	$1,730,888	$1,663,665

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

The effective tax rate reported for the three months ended June 30, 2012 was 35 percent compared to 30 percent for the same period in 2011. The effective tax rate for the three months ended June 30, 2012 was higher than in 2011 primarily due to the expiration of the U.S. federal research and development tax credit and to more earnings expected to be realized in countries that have higher statutory tax rates.

The effective tax rate reported for the six months ended June 30, 2012 was 34 percent compared to 28 percent for the same period in 2011. The rates in both periods were lower than the U.S. federal statutory rate primarily due to tax reserve reductions attributed to favorably settled tax audits and to a shift of the geographic mix of earnings. The effective tax rate for the six months ended June 30, 2012 was higher than in 2011 primarily due to the expiration of the U.S. federal research and development tax credit and to more earnings expected to be realized in countries that have higher statutory tax rates.

The Company is in various stages of examination and appeal in connection with all of its tax audits worldwide, which generally span tax years 2005 through 2011. The Company believes that it has adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

The Company’s gross amount of unrecognized tax benefits as of June 30, 2012 is $521 million, of which $410 million is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of June 30, 2012 decreased by $12 million from the recorded balance as of December 31, 2011. While it is difficult to determine when these examinations will be settled or their final outcomes, certain audits in various jurisdictions related to multinational income tax issues are expected to be resolved in the foreseeable future. As a result, it is reasonably possible that the unrecognized tax benefits could be reduced by up to approximately $100 million in the next twelve months.

Note 14 RESTRUCTURING CHARGES, NET

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Employee severance pay and related costs	$(424)	$91,736	$8,911	$94,727
Non-cancelable lease, contract termination, and other charges	1,187	2,147	3,179	4,873
Other non-cash charges	—	38,638	—	38,638

Sub-total before reversal of stock-based compensation expense	763	132,521	12,090	138,238
Reversal of stock-based compensation expense for forfeitures	(526)	(3,429)	(1,278)	(3,429)

Restructuring charges, net	$237	$129,092	$10,812	$134,809

Although the Company does not allocate restructuring charges to its segments, the amounts of the restructuring charges relating to each segment are presented below.

2011 and Prior Restructuring Plans. Prior to and into 2011, the Company implemented workforce reductions, a strategic realignment, and consolidation of certain real estate facilities and data centers to reduce its cost structure, align resources with its product strategy, and improve efficiency. During the three and six months ended June 30, 2011, the Company incurred total pre-tax cash charges of $1 million and $12 million, respectively, in severance, facility, and other related costs. The pre-tax cash charges were offset by a $1 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited for both the three and six months ended June 30, 2011. Of the $11 million in restructuring charges, net recorded in the six months ended June 30, 2011, $10 million related to the Americas segment and $1 million related to the EMEA segment.

During the three and six months ended June 30, 2012, the Company incurred total pre-tax cash charges of $2 million and $8 million, respectively, in severance, facility, and other related costs, the majority of which related to the Americas segment.

Q2’12 Restructuring Plan. During the second quarter of 2012, the Company began implementing a plan to reduce its worldwide workforce by approximately 2,000 employees and to consolidate certain real estate and data center facilities (the “Q2’12 Restructuring Plan”). During the three months ended June 30, 2012, the Company incurred total pre-tax cash charges of $91 million in severance related costs and $39 million in non-cash facility and other asset impairment charges. The total pre-tax charges were offset by a $3 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $127 million in restructuring charges, net, recorded in the three months ended June 30, 2012, $86 million related to the Americas segment, $35 million related to the EMEA segment, and $6 million related to the Asia Pacific segment. See Management Changes in Note 16 — “Subsequent Events” for further information.

Restructuring Accruals. The $103 million restructuring liability as of June 30, 2012 consists of $71 million for employee severance pay expenses, which the Company expects to pay out by the fourth quarter of 2013, and $32 million for non-cancelable lease costs that the Company expects to pay over the terms of the related obligations, which extend to the second quarter of 2017.

The Company’s restructuring accrual activity for the six months ended June 30, 2012 is summarized as follows (in thousands):

	2011 and Prior Restructuring Plans	Q2’12 Restructuring Plan	Total
Balance as of January 1, 2012	$49,127	$—	$49,127

Employee severance pay and related costs	5,208	91,066	96,274
Non-cash reversals of stock-based compensation expense	—	(3,429)	(3,429)
Non-cancelable lease, contract termination, and other charges	4,369	617	4,986
Other non-cash charges	—	38,638	38,638
Reversals of previous charges	(1,660)	—	(1,660)

Restructuring charges, net for the six months ended June 30, 2012	$7,917	$126,892	$134,809

Cash paid	(20,761)	(21,292)	(42,053)
Non-cash reversals of stock-based compensation expense	—	3,429	3,429
Other non-cash charges	(232)	(38,440)	(38,672)
Foreign currency	(255)	(3,843)	(4,098)

Payments/reductions, net for the six months ended June 30, 2012	$(21,248)	$(60,146)	$(81,394)

Balance as of June 30, 2012	$35,796	$66,746	$102,542

Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2011	June 30, 2012
Americas	$41,199	$80,100
EMEA	6,948	18,132
Asia Pacific	980	4,310

Total restructuring accruals	$49,127	$102,542

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

As of December 31, 2011 and June 30, 2012, the Company had collected a total amount of $66 million and $48 million, respectively, on behalf of Microsoft and Affiliates, which was included in cash and cash equivalents with a corresponding liability in accrued expenses and other current liabilities. The Company’s uncollected 88 percent share in connection with the Search Agreement was $203 million and $215 million as of December 31, 2011 and June 30, 2012, respectively, which is included in accounts receivable, net.

The Company completed the transition of its algorithmic and paid search platforms to the Microsoft platform in the U.S. and Canada in the fourth quarter of 2010. In 2011, the Company completed the transition of algorithmic search in all other markets and the transition of paid search in India. In the second quarter of 2012, the Company completed the transition of paid search in certain EMEA markets including the United Kingdom, France, and Germany. The market-by-market transition of the Company’s paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through 2013.

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

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft will also reimburse the Company for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. The Company’s results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $55 million and $111 million for the three and six months ended June 30, 2011, and $17 million and $34 million for the three and six months ended June 30, 2012, respectively. Search operating cost reimbursements began during the quarter ended March 31, 2010 and will, subject to specified exclusions and limitations, continue until the Company has fully transitioned to Microsoft’s platform.

The Company’s results for the three and six months ended June 30, 2011 reflect transition cost reimbursements from Microsoft under the Search Agreement that were equal to the transition costs of $12 million and $23 million, respectively, incurred by Yahoo! related to the Search Agreement in the three and six months ended June 30, 2011. During the third quarter of 2011, the Company’s cumulative transition costs exceeded Microsoft’s $150 million reimbursement cap under the Search Agreement. Transition costs the Company incurs in excess of the $150 million reimbursement cap are not subject to reimbursement.

Reimbursement receivables are recorded as the reimbursable costs are incurred and are applied against the operating expense categories in which the costs were incurred. As of December 31, 2011, a total of $238 million of reimbursable expenses related to 2011 had been incurred by the Company related to the Search Agreement. Of that amount, $16 million had not been received from Microsoft and was classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of December 31, 2011. For the second quarter of 2012, a total of $17 million of search operating cost reimbursements had been incurred by the Company related to the Search Agreement. Of that amount, $6 million had not been received from Microsoft and was classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of June 30, 2012.

Note 16 SUBSEQUENT EVENTS

Management Changes. On July 16, 2012, the Company entered into an employment offer letter (the “Agreement”) with respect to the appointment of Marissa A. Mayer as the Company’s Chief Executive Officer and President, effective July 17, 2012. The Agreement has no specified term, and Ms. Mayer’s employment with the Company will be on an at-will basis

This Agreement provides that Ms. Mayer will receive an annual base salary of $1 million, subject to annual review. She is also eligible for an annual bonus under the Company’s Executive Incentive Plan with a target amount of 200 percent of base salary. The actual amount of the annual bonus will be determined by the Compensation and Leadership Development Committee of the Board (the “Compensation Committee”) based upon two criteria: (i) the Company’s financial performance and, (ii) if applicable under the Company’s bonus plan for that year, Ms. Mayer’s performance. The 2012 bonus will be prorated based on her period of employment in 2012.

2012 Annual Equity Awards (Vesting Over Three Years). Ms. Mayer will receive an equity award for 2012 that will vest over three years. A total of $6 million of this equity award was granted as restricted stock units on July 26, 2012 and will vest over three years. A total of $6 million will be granted in the form of a performance-based stock option that is expected to be granted in November 2012. The stock option will be subject to both time-based and performance-based vesting requirements over the next two and a half years. The Compensation Committee will establish the performance vesting criteria after consulting Ms. Mayer.

After 2012, Ms. Mayer will be eligible to receive annual equity grants when such grants are made to senior executives. Subject to the Compensation Committee’s discretion, the Company contemplates that the target value of such awards will not be less than the target value of her 2012 annual grant.

One-Time Retention Award (Vesting Over Five Years). Ms. Mayer will receive a one-time retention equity award that will vest over five years. A total of $15 million of this equity award was granted as restricted stock units on July 26, 2012 and will vest over five years. A total of $15 million of this equity award will be granted in the form of a performance-based stock option that is expected to be granted in November 2012. The stock option will be subject to both time-based and performance-based vesting requirements over the next four and a half years. The Compensation Committee will establish the performance vesting criteria after consulting Ms. Mayer.

Make-Whole Restricted Stock Units (Vesting Over 29 Months). To partially compensate Ms. Mayer for forfeiture of compensation from her previous employer, on July 26, 2012 she was granted restricted stock units with a grant-date value of $14 million (the “Make-Whole RSUs”).The Make-Whole RSUs are scheduled to vest on the following schedule, based on grant date values: $4 million in 2012, $7 million in 2013, and $3 million in 2014.

Ms. Mayer is engaging in a review of the Company’s business strategy to enhance long term shareholder value. As part of that review, Ms. Mayer intends to review with the Board of Directors, among other things, the Company’s growth and acquisition strategy, the restructuring plan the Company began implementing in the second quarter of 2012, and the Company’s cash position and planned capital allocation strategy. This review process may lead to a reevaluation of, or changes to, the Company’s current plans, including its restructuring plan, its share repurchase program, and its previously announced plans for returning to shareholders substantially all of the after tax cash proceeds of the initial share repurchase by Alibaba Group under the Repurchase Agreement described in Note 4 — “Investments in Equity Interests.”

Stock Repurchase Transactions. From July 1, 2012 through August 9, 2012, the Company repurchased approximately 12.2 million shares of its common stock at an average price of $15.62 per share, for a total of $190 million. Of such repurchases, $79 million was under the June 2010 repurchase program and $111 million was under the May 2012 repurchase program.

Forward Contract. On August 7, 2012, the Company entered into a new forward contract with a notional value equivalent of approximately $400 million, which will mature on March 28, 2013.

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

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!”, the “Company”, “we”, or “us”), is focused on creating deeply personal digital experiences that keep more than half a billion people connected to what matters most to them, across devices and around the globe. Our unique combination of Science + Art + Scale connects advertisers to the consumers who build their businesses. We provide online properties and services (“Yahoo! Properties”) to users as well as a range of marketing services designed to reach and connect with those users on Yahoo! Properties and through a distribution network of third-party entities (“Affiliates”). These Affiliates integrate our advertising offerings into their Websites or other offerings (those Websites and other offerings, “Affiliate sites”).

New Chief Executive Officer and Review of Business Strategy

On July 17, 2012, Marissa A. Mayer became our Chief Executive Officer and a member of our Board of Directors. Ms. Mayer is engaging in a review of the Company’s business strategy to enhance long term shareholder value. As part of that review, Ms. Mayer intends to review with the Board of Directors, among other things, the Company’s growth and acquisition strategy, the restructuring plan we began implementing in the second quarter of 2012, and the Company’s cash position and planned capital allocation strategy. This review process may lead to a reevaluation of, or changes to, our current plans, including our restructuring plan, our share repurchase program, and our previously announced plans for returning to shareholders substantially all of the after tax cash proceeds of the initial share repurchase by Alibaba Group under the Repurchase Agreement described below.

Agreement with Alibaba Group to Repurchase Yahoo! Stake

On May 20, 2012, we entered into a Share Repurchase and Preference Share Sale Agreement (the “Repurchase Agreement”) with Alibaba Group Holding Limited (“Alibaba Group”) and Yahoo! Hong Kong Holdings Limited, a Hong Kong corporation and wholly-owned subsidiary of Yahoo!, to sell to Alibaba Group up to one-half of our stake, or approximately 20 percent of Alibaba Group’s fully-diluted ordinary shares (“Shares”), at a minimum price of $13.50 per Share, payable in a combination of cash and up to $800 million of Alibaba preference shares. We expect this initial repurchase will occur within six months of May 20, 2012, the date of signing of the Repurchase Agreement.

In addition to the initial repurchase described above, at the time of an initial public offering of Alibaba Group meeting certain specified criteria (“Qualified IPO”), we will sell, at Alibaba Group’s election, (either directly to Alibaba Group or in the Qualified IPO) up to 261.5 million Shares.

See Note 4 — “Investments in Equity Interests” in the Notes to the condensed consolidated financial statements for additional information.

Second Quarter Highlights

	Three Months Ended		Dollar Change	Six Months Ended		Dollar Change
	June 30,			June 30,
Operating Highlights	2011	2012		2011	2012
	(In thousands)
Revenue	$1,229,024	$1,217,794	$(11,230)	$2,443,381	$2,439,027	$(4,354)
Income from operations	$190,895	$54,813	$(136,082)	$380,640	$224,189	$(156,451)

	Six Months Ended		Dollar Change
	June 30,
Cash Flow Results	2011	2012
	(In thousands)
Net cash provided by operating activities	$536,306	$572,013	$35,707
Net cash used in investing activities	$(3,138)	$(100,628)	$(97,490)
Net cash used in financing activities	$(521,437)	$(472,082)	$49,355

Our revenue decreased 1 percent and was flat for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. This can be attributed primarily to decrease in other revenue. The decrease in income from operations of $136 million and $156 million for the three and six months ended June 30, 2012, respectively, reflects a decrease in revenue and an increase in operating expenses compared to the same periods in 2011. The increase in operating expenses is primarily attributable to increases in restructuring charges of $129 million and $124 million for the three and six months ended June 30, 2012, respectively.

Cash generated by operating activities is a measure of the cash productivity of our business model. Our operating activities in the six months ended June 30, 2012 generated adequate cash to meet our operating needs. Cash used by investing activities in the six months ended June 30, 2012 included net proceeds from sales, maturities, and purchases of marketable debt securities of $102 million offset by net capital expenditures of $216 million. Cash used in financing activities included $526 million used in the direct repurchase of common stock and $38 million used for tax withholding payments related to the net share settlements of restricted stock units and tax withholding related reacquisition of shares of restricted stock, offset by $78 million in proceeds from employee option exercises and employee stock purchases.

During the second quarter of 2012, we began implementing a plan to reduce our worldwide workforce by approximately 2,000 employees and to consolidate certain real estate and data center facilities (the “Q2’12 Restructuring Plan”). During the three months ended June 30, 2012, we incurred total pre-tax cash charges of $91 million in severance related costs and $39 million in non-cash facility and other asset impairment charges. The total pre-tax charges were offset by a $3 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited.

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

Under the Search Agreement, Microsoft agreed to reimburse us for certain transition costs up to an aggregate total of $150 million during the first three years of the Search Agreement. Our results for the three and six months ended June 30, 2011 reflect transition cost reimbursements from Microsoft under the Search Agreement that were equal to transition costs of $12 million and $23 million, respectively, incurred by Yahoo! related to the Search Agreement in the those periods. During the third quarter of 2011, our cumulative transition costs exceeded Microsoft’s $150 million reimbursement cap under the Search Agreement. Transition costs we incur in excess of the $150 million reimbursement cap are not subject to reimbursement.

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft will also reimburse us for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. The Company’s results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $55 million and $111 million for the three and six months ended June 30, 2011, and $17 million and $34 million for the three and six months ended June 30, 2012, respectively. The global transition of the algorithmic and paid search platforms to Microsoft’s platform and the migration of the paid search advertisers and publishers to Microsoft’s platform are being done on a market by market basis. Search operating cost reimbursements are expected to decline as we fully transition all markets and, in the long term, the underlying expenses are not expected to be incurred under our cost structure.

We completed the transition of our algorithmic and paid search platforms to the Microsoft platform in the U.S. and Canada in the fourth quarter of 2010. In 2011, we completed the transition of algorithmic search in all other markets and the transition of paid search in India. In the second quarter of 2012, we completed the transition of paid search in certain EMEA (Europe, Middle East, and Africa) markets including the United Kingdom, France, and Germany. The market-by-market transition of our paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through 2013.

We record receivables for the reimbursements as costs are incurred and apply them against the operating expense categories in which the costs were incurred. Of the total amounts incurred during the year ended December 31, 2011, total reimbursements of $16 million not yet received from Microsoft were classified as part of prepaid expenses and other current assets on our condensed consolidated balance sheets as of December 31, 2011. For the second quarter of 2012, a total of $17 million of search operating cost reimbursements had been incurred by us related to the Search Agreement. Of that amount, $6 million had not been received from Microsoft and was classified as part of prepaid expenses and other current assets on our condensed consolidated balance sheets as of June 30, 2012.

See Note 15 — “Search Agreement with Microsoft Corporation” in the Notes to the condensed consolidated financial statements for additional information.

Results of Operations

Revenue. Revenue by groups of similar services were as follows (dollars in thousands):

	Three Months Ended June 30,				Percent Change	Six Months Ended June 30,				Percent Change
	2011	(*)	2012	(*)		2011	(*)	2012	(*)
Display	$523,537	43%	$534,972	44%	2%	$1,046,160	43%	$1,046,189	43%	0%
Search	466,674	38%	460,969	38%	(1)%	921,795	38%	931,366	38%	1%
Other	238,813	19%	221,853	18%	(7)%	475,426	19%	461,472	19%	(3)%

Total revenue	$1,229,024	100%	$1,217,794	100%	(1)%	$2,443,381	100%	$2,439,027	100%	0%

(*)	Percent of total revenue.

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

Display Revenue. Display revenue for the three months ended June 30, 2012 increased by 2 percent compared to the same period in 2011. Display revenue for the six months ended June 30, 2012 was flat compared to the same period in 2011. For the three months ended June 30, 2012, our year-over-year growth can be attributed to increased display revenue in the Asia Pacific region due to guaranteed display revenue growth in certain markets, offset by a decline in display revenue for the EMEA region due to continued weakness in the macroeconomic climate. For the three and six months ended June 30, 2012, Display Page Views decreased 4 percent and 5 percent, respectively, and revenue per Display Page View increased 6 percent and 5 percent, respectively, compared to the same periods in 2011 due to the increase in display revenue as discussed above.

Search Revenue. Search revenue for the three and six months ended June 30, 2012 decreased by 1 percent and increased by 1 percent, respectively, compared to the same periods in 2011. For the three months ended June 30, 2012, search revenue declined due to decreased Affiliate search revenue in the EMEA region as well as the required change in revenue presentation associated with the transition of paid search in certain markets to Microsoft’s search platform. This decline was offset by increased search revenue in the Americas regions due to an increase in sponsored search on Yahoo! Properties. For the six months ended June 30, 2012, the increase in search revenue is primarily attributable to an increase in sponsored search on Yahoo! Properties offset by declines in search revenue in the EMEA region as discussed above. For the three and six months ended June 30, 2012, Search Page Views decreased 25 percent and 17 percent, respectively. For the three and six months ended June 30, 2012, revenue per Search Page View increased 31 percent and 22 percent, respectively, compared to the same periods in 2011, due to the factors discussed above.

Other Revenue. Other revenue includes listings-based services revenue, transaction revenue, and fees revenue. Other revenue for the three and six months ended June 30, 2012 decreased by 7 percent and 3 percent, respectively, compared to the same periods in 2011. The decreases, for the three and six months ended June 30, 2012, are primarily attributable to a decline in revenue from certain of our broadband access partnerships in the Americas region. This decline is partially offset by an increase in the Americas region due to a new partner as well as an increase in royalty revenue.

Costs and Expenses. Operating costs and expenses consist of cost of revenue — traffic acquisition costs (“TAC”), cost of revenue — other, sales and marketing, product development, general and administrative, amortization of intangible assets, and restructuring charges, net. Cost of revenue — other consists of Internet connection charges, and other expenses associated with the production and usage of Yahoo! Properties, including amortization of acquired intellectual property rights and developed technology.

Operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Dollar Change	Percent Change
	2011	(1)	2012	(1)
Cost of revenue — TAC	$152,896	12%	$137,025	11%	$(15,871)	(10)%
Cost of revenue — Other	$231,388	19%	$278,453	23%	$47,065	20%
Sales and marketing	$280,159	23%	$272,910	22%	$(7,249)	(3)%
Product development	$233,045	19%	$199,628	16%	$(33,417)	(14)%
General and administrative	$131,822	11%	$136,117	11%	$4,295	3%
Amortization of intangibles	$8,582	1%	$9,756	1%	$1,174	14%
Restructuring charges, net	$237	0%	$129,092	11%	$128,855	N/M (2)

	Six Months Ended June 30,				Dollar Change	Percent Change
	2011	(1)	2012	(1)
Cost of revenue — TAC	$302,927	12%	$281,116	12%	$(21,811)	(7)%
Cost of revenue — Other	$481,014	20%	$532,432	22%	$51,418	11%
Sales and marketing	$542,308	22%	$558,178	23%	$15,870	3%
Product development	$454,328	19%	$428,106	18%	$(26,222)	(6)%
General and administrative	$254,720	10%	$260,388	11%	$5,668	2%
Amortization of intangibles	$16,632	1%	$19,809	1%	$3,177	19%
Restructuring charges, net	$10,812	0%	$134,809	6%	$123,997	N/M (2)

(1)	Percent of total revenue.
(2)	N/M = not meaningful.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Cost of revenue — Other	$875	$2,614	$1,523	$5,508
Sales and marketing	19,373	18,981	26,070	40,078
Product development	25,531	17,808	43,203	37,279
General and administrative	13,269	10,168	23,368	22,672
Restructuring expense reversals, net	(526)	(3,429)	(1,278)	(3,429)

Total stock-based compensation expense	$58,522	$46,142	$92,886	$102,108

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

The changes in operating costs and expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	TAC	Facilities	Other	Total
Cost of revenue — TAC	$—	$—	$—	$(15,871)	$—	$—	$(15,871)
Cost of revenue — Other	6,846	25,392	4,950	—	312	9,565	47,065
Sales and marketing	14,937	64	(336)	—	665	(22,579)	(7,249)
Product development	(13,684)	(5,821)	(5,143)	—	(5,056)	(3,713)	(33,417)
General and administrative	(5,095)	533	(1,967)	—	2,594	8,230	4,295
Amortization of intangibles	—	—	1,174	—	—	—	1,174
Restructuring charges, net	—	—	—	—	—	128,855	128,855

Total	$3,004	$20,168	$(1,322)	$(15,871)	$(1,485)	$120,358	$124,852

The changes in operating costs and expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	TAC	Facilities	Other	Total
Cost of revenue — TAC	$—	$—	$—	$(21,811)	$—	$—	$(21,811)
Cost of revenue — Other	12,158	37,075	(287)	—	962	1,510	51,418
Sales and marketing	47,504	(150)	(839)	—	980	(31,625)	15,870
Product development	(5,401)	(5,302)	(5,267)	—	(6,624)	(3,628)	(26,222)
General and administrative	(9,174)	1,377	(5,297)	—	4,367	14,395	5,668
Amortization of intangibles	—	—	3,177	—	—	—	3,177
Restructuring charges, net	—	—	—	—	—	123,997	123,997

Total	$45,087	$33,000	$(8,513)	$(21,811)	$(315)	$104,649	$152,097

Compensation Expense. Total compensation expense increased $3 million and $45 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. For the three months ended June 30, 2012, the increase is primarily attributable to higher salaries and sales commissions in sales and marketing due to increased headcount in the sales function. This is offset by a decrease in stock based compensation expense due to cancellations related to the Q2’12 Restructuring Plan (defined below) and lower Employee Stock Purchase Plan expense due to lower estimated contributions. For the six months ended June 30, 2012, the increase is primarily attributable to higher stock based compensation expense and higher salaries and sales commissions in sales and marketing due to increased headcount in the sales function. The increase in stock-based compensation expense, which is driven by the impact of awards granted in the second half of 2011, is offset by lower Employee Stock Purchase Plan expense due to lower estimated contributions. Excluding the impact of Microsoft reimbursements, compensation expense for the three and six months ended June 30, 2012 decreased $10 million and increased $20 million, respectively, compared to the same periods of 2011. Microsoft reimbursements decreased $13 million and $25 million, respectively, during the three and six months ended June 30, 2012, compared to the same periods of 2011. The decrease in Microsoft reimbursements for the three and six months ended June 30, 2012 was due to the transition of paid search to the Microsoft platform.

Information Technology. Information technology expense increased $20 million and $33 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The increase in information technology expense for the three and six months ended June 30, 2012 was primarily attributable to decreased Microsoft reimbursements of $17 million and $34 million, respectively, compared to the same periods of 2011. Excluding the impact of Microsoft reimbursements, information technology expense for the three and six months ended June 30, 2012 increased $3 million and decreased $1 million, respectively, compared to the same periods of 2011. The decrease in Microsoft reimbursements for the three and six months ended June 30, 2012 was due to the transition of paid search to the Microsoft platform.

Depreciation and Amortization. Depreciation and amortization expense decreased $1 million and $9 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The decline for the three and six months ended June 30, 2012 is primarily attributable to a decrease in depreciation expense for fully depreciated assets acquired in prior years. This decline was partially offset by increased amortization of intangibles related to the acquisition of interclick in the fourth quarter of 2011. Excluding the impact of Microsoft reimbursements, depreciation and amortization expense for the three and six months ended June 30, 2012 decreased $5 million and $20 million, respectively, compared to the same periods of 2011. Microsoft reimbursements decreased $4 million and $11 million, respectively, during the three and six months ended June 30, 2012, compared to the same periods of 2011. The decrease in Microsoft reimbursements for the three and six months ended June 30, 2012 was due to the transition of paid search to Microsoft platforms.

TAC. TAC decreased $16 million and $22 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. For the three and six months ended June 30, 2012, the decrease in TAC is primarily attributable to the loss of Affiliates in the EMEA region as well as the change in the recording of TAC associated with the transition of paid search in certain markets to Microsoft’s search platform. This decline is offset by an increase in the Americas region due to the inclusion of interclick display TAC.

Facilities and Other Expenses. Facilities and other expenses increased $119 million and $104 million for the three and six months ended June 30, 2012, compared to the same periods in 2011. Excluding the impact of Microsoft reimbursements, facilities and other expenses for the three and six months ended June 30, 2012 increased $115 million and $98 million, respectively, primarily due to increases in restructuring charges of $129 million and $124 million for the three and six months ended June 30, 2012, respectively. These increases were offset by decreased marketing expenses of $17 million and $22 million for the three and six months ended June 30, 2012, respectively. The increase in facilities and other expenses was due to decreased Microsoft reimbursements of $4 million and $6 million during the three and six months ended June 30, 2012, respectively, compared to the same periods of 2011. The decrease in Microsoft reimbursements for the three and six months ended June 30, 2012 was due to the transition of paid search to the Microsoft platform.

Restructuring Charges, Net. Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Employee severance pay and related costs	$(424)	$91,736	$8,911	$94,727
Non-cancelable lease, contract termination, and other charges	1,187	2,147	3,179	4,873
Other non-cash charges	—	38,638	—	38,638

Sub-total before reversal of stock-based compensation expense	763	132,521	12,090	138,238
Reversal of stock-based compensation expense for forfeitures	(526)	(3,429)	(1,278)	(3,429)

Restructuring charges, net	$237	$129,092	$10,812	$134,809

2011 and Prior Restructuring Plans. Prior to and into 2011, we implemented workforce reductions, a strategic realignment, and consolidation of certain real estate facilities and data centers. The restructuring plans were to reduce our cost structure, align resources with our product strategy and improve efficiency. During the three and six months ended June 30, 2011, we incurred total pre-tax cash charges of $1 million and $12 million, respectively, in severance, facility, and other related costs. The pre-tax cash charges were offset by a $1 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited for both the three and six months ended June 30, 2011. Of the $11 million in restructuring charges, net recorded in the six months ended June 30, 2011, $10 million related to the Americas segment and $1 million related to the EMEA segment.

During the three and six months ended June 30, 2012, we incurred total pre-tax cash charges of $2 million and $8 million, respectively, in severance, facility, and other related costs, the majority of which related to the Americas segment.

As of June 30, 2012, the aggregate outstanding restructuring liability related to the 2011 and prior restructuring plans was approximately $36 million, most of which relate to non-cancelable lease costs that we expect to pay over the terms of the related obligations, which extend to second quarter of 2017.

Q2’12 Restructuring Plan. During the second quarter of 2012, we began implementing the Q2’12 Restructuring Plan. During the three months ended June 30, 2012, we incurred total pre-tax cash charges of $91 million in severance related costs and $39 million in non-cash facility and other asset impairment charges. The total pre-tax charges were offset by a $3 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $127 million in restructuring charges, net recorded in the three months ended June 30, 2012, $86 million related to the Americas segment, $35 million related to the EMEA segment, and $6 million related to the Asia Pacific segment. As of June 30, 2012, the aggregate outstanding restructuring liability related to the Q2’12 Restructuring Plan was $67 million, most of which relate to severance and other related costs that we expect to be substantially paid by the fourth quarter of 2013.

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

The effective tax rate reported for the three months ended June 30, 2012 was 35 percent compared to 30 percent for the same period in 2011. The effective tax rate for the three months ended June 30, 2012 was higher than in 2011 primarily due to the expiration of the U.S. federal research and development tax credit and to more earnings expected to be realized in countries that have higher statutory tax rates.

The effective tax rate reported for the six months ended June 30, 2012 was 34 percent compared to 28 percent for the same period in 2011. The rates in both periods were lower than the U.S. federal statutory rate primarily due to tax reserve reductions attributed to favorably settled tax audits and to a shift of the geographic mix of earnings. The effective tax rate for the six months ended June 30, 2012 was higher than in 2011 primarily due to the expiration of the U.S. federal research and development tax credit and to more earnings expected to be realized in countries that have higher statutory tax rates

We are in various stages of examination and appeal in connection with all of our tax audits worldwide, which generally span tax years 2005 through 2011. We believe that we have adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on our consolidated financial position, results of operations, or cashflows.

Our gross amount of unrecognized tax benefits as of June 30, 2012 is $521 million, of which $410 million is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of June 30, 2012 decreased by $12 million from the recorded balance as of December 31, 2011. While it is difficult to determine when these examinations will be settled or their final outcomes, certain audits in various jurisdictions related to multinational income tax issues are expected to be resolved in the foreseeable future. As a result, it is reasonably possible that the unrecognized tax benefits could be reduced by up to approximately $100 million in the next twelve months.

Earnings in Equity Interests. Earnings in equity interests for the three and six months ended June 30, 2012 was $180 million and $352 million, respectively, compared to $109 million and $191 million for the same periods in 2011. The increases for the three and six months ended June 30, 2012 were primarily due to improved financial performance for Alibaba Group. See Note 4 — “Investments in Equity Interests” in the Notes to the condensed consolidated financial statements for additional information.

Noncontrolling Interests. Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our condensed consolidated financial statements.

Business Segment Results

We continue to manage our business geographically. The primary areas of measurement and decision-making are currently Americas, EMEA, and Asia Pacific. Management relies on an internal reporting process that provides revenue ex-TAC, which is defined as revenue less TAC, direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, our segments.

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2011	June 30, 2012	Percent Change	June 30, 2011	June 30, 2012	Percent Change
Revenue by segment:
Americas	$808,038	$821,751	2%	$1,626,969	$1,657,784	2%
EMEA	162,601	128,099	(21)%	316,651	262,061	(17)%
Asia Pacific	258,385	267,944	4%	499,761	519,182	4%

Total revenue	$1,229,024	$1,217,794	(1)%	$2,443,381	$2,439,027	0%

TAC by segment:
Americas	$39,404	$45,910	17%	$77,545	$88,865	15%
EMEA	57,648	34,187	(41)%	115,160	79,849	(31)%
Asia Pacific	55,844	56,928	2%	110,222	112,402	2%

Total TAC	$152,896	$137,025	(10)%	$302,927	$281,116	(7)%

Revenue ex-TAC by segment:
Americas	$768,634	$775,841	1%	$1,549,424	$1,568,919	1%
EMEA	104,953	93,912	(11)%	201,491	182,212	(10)%
Asia Pacific	202,541	211,016	4%	389,539	406,780	4%

Total revenue ex-TAC	$1,076,128	$1,080,769	0%	$2,140,454	$2,157,911	1%

Direct costs by segment(1):
Americas	171,042	181,510	6%	333,940	360,735	8%
EMEA	42,768	41,277	(3)%	81,374	81,498	0%
Asia Pacific	57,728	56,248	(3)%	109,050	107,739	(1)%
Global operating costs(2)(3)	393,037	410,519	4%	808,663	832,417	3%
Restructuring charges, net	237	129,092	N/M (4)	10,812	134,809	N/M (4)
Depreciation and amortization	161,373	157,739	(2)%	321,811	310,987	(3)%
Stock-based compensation expense	59,048	49,571	(16)%	94,164	105,537	12%

Income from operations	$190,895	$54,813	(71)%	$380,640	$224,189	(41)%

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

(3)	The net cost reimbursements from Microsoft are primarily included in global operating costs.
(4)	N/M = not meaningful.

Americas. Americas revenue ex-TAC for the three and six months ended June 30, 2012 increased $7 million, or 1 percent, and $19 million, or 1 percent, respectively, as compared to the same periods in 2011. For the three and six months ended June 30, 2012, our year over year increase in Americas revenue ex-TAC was primarily attributable to increases in search revenue ex-TAC offset by decreases in other revenue ex-TAC. Search revenue ex-TAC increased due to increases in sponsored search on Yahoo! Properties. Other revenue ex-TAC decreased primarily due to a decline in revenue from certain of our broadband access partnerships. For the three and six months ended June 30, 2012 direct costs attributable to the Americas segment increased $10 million, or 6 percent, and $27 million, or 8 percent, respectively, compared to the same periods in 2011. For the three and six months ended June 30, 2012, the year-over-year increases in direct costs were primarily due to higher compensation costs and higher content costs offset by lower marketing expenses.

Revenue ex-TAC in the Americas accounted for approximately 72 percent and 73 percent of total revenue ex-TAC in the three and six months ended June 30, 2012, respectively, compared to 71 percent and 72 percent for the three and six months ended June 30, 2011, respectively.

EMEA. EMEA revenue ex-TAC for the three and six months ended June 30, 2012 decreased $11 million, or 11 percent, and $19 million, or 10 percent, respectively, as compared to the same periods in 2011. For the three and six months end June 30, 2012, the year-over-year declines in EMEA revenue ex-TAC were primarily related to decreased search revenue ex-TAC. Search revenue ex-TAC declined due to loss of Affiliates in the region and traffic quality initiatives conducted by Yahoo! For the three months ended June 30, 2012, direct costs attributable to the EMEA segment decreased $1 million, or 3 percent compared to the same period in 2011. For the three months ended June 30, 2012, the decline was primarily due to decreased marketing expenses in the region. For the six months ended June 30, 2012, direct costs attributable to the EMEA segment were flat compared to the same period in 2011.

Revenue ex-TAC in EMEA accounted for approximately 9 percent and 8 percent of total revenue ex-TAC for the three and six months ended June 30, 2012, respectively, compared to 10 percent and 9 percent for the three and six months ended June 30, 2011, respectively.

Asia Pacific. Asia Pacific revenue ex-TAC for the three and six months ended June 30, 2012 increased $8 million, or 4 percent, and $17 million, or 4 percent, respectively, as compared to the same periods in 2011. For the three and six months ended June 30, 2012, the increases in Asia Pacific revenue ex-TAC were driven by increased display and other revenue ex-TAC. Display revenue ex-TAC increased due to an increase in guaranteed display revenue in certain markets. Other revenue ex-TAC increased due to increased listings revenue. For the three and six months ended June 30, 2012, direct costs attributable to the Asia Pacific segment decreased $1 million, or 3 percent, and $1 million, or 1 percent, respectively, compared to the same periods in 2011. For the three and six months ended June 30, 2012, the year-over-year decreases were primarily due to decreased marketing expenses offset by higher compensation and bandwidth costs.

Revenue ex-TAC in Asia Pacific accounted for approximately 20 percent and 19 percent of total revenue ex-TAC for the three and six months ended June 30, 2012, respectively, compared to 19 percent and 18 percent for the three and six months ended June 30, 2011, respectively.

Our international operations expose us to foreign currency exchange rate fluctuations. Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue ex-TAC and operating expenses. Conversely, our consolidated revenue ex-TAC and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and six months ended June 30, 2011, revenue ex-TAC for the Americas segment for the three and six months ended June 30, 2012 would have been higher than we reported by $3 million and $4 million, respectively, revenue ex-TAC for the EMEA segment would have been higher than we reported by $5 million and $7 million, respectively, and revenue ex-TAC for the Asia Pacific segment would have been higher than we reported by $3 million and $1 million, respectively. Using the foreign currency exchange rates from the three and six months ended June 30, 2011, direct costs for the Americas segment for the three and six months ended June 30, 2012 would have been higher than we reported by $1 million and $2 million, respectively, direct costs for the EMEA segment would have been higher than we reported by $2 million and $3 million, respectively, and direct costs for the Asia Pacific segment would have been higher than we reported by $1 million for both periods.

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

Liquidity and Capital Resources

	December 31, 2011	June 30, 2012
	(Dollars in thousands)
Cash and cash equivalents	$1,562,390	$1,539,269
Short-term marketable debt securities	493,189	371,204
Long-term marketable debt securities	474,338	490,570

Total cash, cash equivalents, and marketable debt securities	$2,529,917	$2,401,043

Percentage of total assets	17%	16%

	Six Months Ended June 30,
Cash Flow Highlights	2011	2012
	(In thousands)
Net cash provided by operating activities	$536,306	$572,013
Net cash used in investing activities	$(3,138)	$(100,628)
Net cash used in financing activities	$(521,437)	$(472,082)

Our operating activities for the six months ended June 30, 2012 generated adequate cash to meet our operating needs. As of June 30, 2012, we had cash, cash equivalents, and marketable debt securities totaling $2.4 billion, compared to $2.5 billion at December 31, 2011. During the six months ended June 30, 2012, we repurchased approximately 34 million shares of our outstanding common stock for $526 million.

During the six months ended June 30, 2012, we generated $572 million of cash from operating activities, net proceeds from sales, maturities and purchases of marketable debt securities of $102 million, and $78 million from the issuance of common stock as a result of the exercise of employee stock options and employee stock purchases. This was offset by a net $216 million in capital expenditures, $38 million in tax withholding payments related to net share settlements of restricted stock units, and $526 million used in the direct repurchase of common stock. During the six months ended June 30, 2011, we generated $536 million of cash from operating activities, net proceeds from sales, maturities, and purchases of marketable debt securities of $416 million, and $99 million from the issuance of common stock as a result of the exercise of employee stock options and employee stock purchases. This was offset by a net $339 million in capital expenditures, a net $69 million for acquisitions, $609 million used in the direct repurchase of common stock, and $34 million in tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisitions of shares of restricted stock.

We have accrued U.S. federal income taxes on the earnings of our foreign subsidiaries except to the extent the earnings are considered indefinitely reinvested outside the U.S. As of June 30, 2012, approximately $3.5 billion of earnings held by our foreign subsidiaries and a corporate joint venture are designated as indefinitely reinvested outside the U.S. Our foreign subsidiaries held $1.2 billion of our total $2.4 billion of cash, cash equivalents, and marketable debt securities as of June 30, 2012. If required for our operations in the U.S., most of the cash held abroad could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits). Currently, we do not anticipate a need to repatriate these funds for use in our U.S. operations.

We expect to continue to generate positive cash flows from operations for the third quarter of 2012. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable debt securities, together with any cash generated from operations, will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months. However, we may sell additional debt securities or obtain credit facilities to further enhance our liquidity position.

See Note 9 — “Investments” in the Notes to the condensed consolidated financial statements for additional information.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, working capital changes, and non-operating gains from sales of investments. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense, non-cash restructuring charges, tax benefits from stock-based awards, excess tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. Cash provided by operating activities was higher than net income in the six months ended June 30, 2012 due to changes in working capital.

During the six months ended June 30, 2012, cash used in investing activities was primarily attributable to capital expenditures, offset by net proceeds from the sales and maturities of marketable debt securities and $26 million of proceeds from the sale of investments. In the six months ended June 30, 2012, we received net proceeds from sales, maturities, and purchases of marketable debt securities of $102 million, which was offset by the investment of $216 million in net capital expenditures. During the six months ended June 30, 2011, cash used in investing activities was primarily attributable to cash used for net capital expenditures and net acquisitions, offset by net proceeds from the sales and maturities of marketable debt securities. In the six months ended June 30, 2011, we received net proceeds from sales, maturities, and purchases of marketable debt securities of $416 million, which was offset by the investment of $339 million in net capital expenditures, $69 million for net acquisitions, and $11 million to purchase intangible assets.

Cash used in financing activities is driven by stock repurchases offset by employee stock option exercises and employee stock purchases. Our cash proceeds from employee stock option exercises and employee stock purchases were $78 million for the six months ended June 30, 2012, compared to $99 million for the same period of 2011. During the six months ended June 30, 2012, we used $526 million in the direct repurchase of approximately 34 million shares of common stock at an average price of $15.36 per share. We used $38 million for tax withholding payments related to net share settlements of restricted stock units. During the six months ended June 30, 2011, we used $609 million in the direct repurchase of approximately 39 million shares of common stock at an average price of $15.79 per share. We used $34 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding related reacquisitions of shares of restricted stock.

Capital expenditures

Capital expenditures have generally been comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $216 million for the six months ended June 30, 2012, compared to $339 million in the same period of 2011.

Contractual obligations and commitments

Leases. We have entered into various non-cancelable operating and capital lease agreements for office space and data centers globally for original lease periods up to 13 years, expiring between 2012 and 2022.

A summary of lease commitments as of June 30, 2012 is as follows (in millions):

	Gross Operating Lease Commitments	Capital Lease Commitment
Six months ending December 31, 2012	$77	$4
Years ending December 31,
2013	136	9
2014	106	8
2015	81	8
2016	45	8
2017	31	9
Due after 5 years	38	14

Total gross lease commitments	$514	$60

Less: interest	—	(21)

Net lease commitments	$514	$39

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, we are obligated to make payments, which represent TAC, to our Affiliates. As of June 30, 2012, these commitments totaled $113 million, of which $40 million will be payable in the remainder of 2012 and $73 million will be payable in 2013.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $32 million through 2023.

Income Taxes. As of June 30, 2012, unrecognized tax benefits of $410 million, including interest and penalties, are recorded on our condensed consolidated balance sheets. As of June 30, 2012, the settlement period for our income tax liabilities cannot be determined.

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

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, as of June 30, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in a $7 million and $9 million decrease in the fair value of our available-for-sale debt securities as of December 31, 2011 and June 30, 2012, respectively.

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

Economic Exposure. We transact business in various foreign currencies and have significant international revenue, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates. Our objective is to identify material foreign currency exposures and to manage these exposures to minimize the potential effects of currency fluctuations on our reported consolidated cash flow and results of operations.

Transaction Exposure. Our exposure to foreign currency transaction gains and losses is the result of assets and liabilities (including intercompany transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported condensed consolidated financial position, cash flows and results of operations. We may enter into derivative instruments, such as foreign currency forward contracts or other instruments to minimize the impact of the short-term foreign currency fluctuations on such assets and liabilities. The gains and losses on the forward contracts may not offset any or more than a portion of the transaction gains and losses on certain foreign currency receivables, investments and payables recognized in earnings. Transaction gains and losses on these foreign exchange contracts are recognized each period in other income, net included on the condensed consolidated statements of income. Our net realized and unrealized foreign currency transaction gains were $5 million and $4 million for the three and six months ended June 30, 2012. Our net realized and unrealized foreign currency transaction gains were immaterial for both the three and six months ended June 30, 2011. As of June 30, 2012, we had an outstanding forward contract with a notional value equivalent of approximately $100 million, which matured on July 31, 2012. On July 31, 2012, we entered into a new forward contract with a notional value equivalent of approximately $75 million, which will mature on October 31, 2012. On August 7, 2012, we entered into a new forward contract with a notional value equivalent of approximately $400 million, which will mature on March 28, 2013.

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

Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and six months ended June 30, 2011, revenue ex-TAC for the Americas segment for the three and six months ended June 30, 2012 would have been higher than we reported by $3 million and $4 million, respectively, revenue ex-TAC for the EMEA segment would have been higher than we reported by $5 million and $7 million, respectively, and revenue ex-TAC for the Asia Pacific segment would have been higher than we reported by $3 million and $1 million, respectively. Using the foreign currency exchange rates from the three and six months ended June 30, 2011, direct costs for the Americas segment for the three and six months ended June 30, 2012 would have been higher than we reported by $1 million and $2 million, respectively, direct costs for the EMEA segment would have been higher than we reported by $2 million and $3 million, respectively, and direct costs for the Asia Pacific segment would have been higher than we reported by $1 million for both periods.

Investment Exposure

We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable debt securities and equity instruments of public and private companies.

Our cash and marketable debt securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of June 30, 2011 and 2012, net unrealized gains and losses on these investments were not material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 29, 2012, as set forth below. Other than the addition of risks and uncertainties pertaining to the Repurchase Agreement with Alibaba Group, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

For the three months ended June 30, 2012, 82 percent of our total revenue came from display and search advertising. Our ability to continue to retain and grow display and search revenue depends upon:

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

Under our Search Agreement with Microsoft, Microsoft is the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites for the transitioned markets. The parties commenced implementation of the Search Agreement on February 23, 2010. The transition process is complex and requires the expenditure of significant time and resources by us. We have completed the transition of our algorithmic search platform to the Microsoft platform in all markets, and have completed transition of paid search in several markets. The market-by-market transition of our paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through 2013. Delays or difficulties in, or disruptions and inconveniences caused by, the transition process could result in the loss of advertisers, publishers, Affiliates, and employees, as well as delays in recognizing or reductions in the anticipated benefits of the transaction, any of which could negatively impact our business and operating results.

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

Changes to our management, organizational structure and strategic business plan may cause uncertainty regarding the future of our business, and may adversely impact employee hiring and retention, our stock price, and our revenue, operating results, and financial condition.

In April 2012, we announced changes to our management and organizational structure, as well as a related reduction in our workforce. The implementation of these changes to our management and organizational structure, as well as our recent appointment of a new Chief Executive Officer and the potential for additional changes to our management, organizational structure, and strategic business plan, may cause speculation and uncertainty regarding our future business strategy and direction. These changes may cause or result in:

•	disruption of our business or distraction of our employees and management;

•	difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel;

•	stock price volatility; and

•	difficulty in negotiating, maintaining, or consummating business or strategic relationships or transactions.

If we are unable to mitigate these or other potential risks, our revenue, operating results, and financial condition may be adversely impacted.

If we are unable to recruit and retain key personnel, we may not be able to execute our business plan.

Our business is dependent on our ability to recruit, hire, motivate, and retain talented, highly skilled personnel. Achieving this objective may be difficult due to many factors, including the intense competition for such highly skilled personnel in the San Francisco Bay Area and other metropolitan areas where our offices and the offices of several of our competitors are located; fluctuations in global economic and industry conditions; changes in our management, leadership or strategic business plan; the recent reduction in our workforce; competitors’ hiring practices; and the effectiveness of our compensation programs. If we do not succeed in recruiting, retaining, and motivating our key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our revenue and profitability may decline.

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

In addition to patent claims, third parties have asserted, and are likely in the future to assert, claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition, violation of federal or state statutes or other claims, including alleged violation of international statutory and common law. In addition, third parties have made, and may continue to make, infringement and related claims against us over the display of content or search results triggered by search terms, including the display of advertising, that include trademark terms. Currently, we are engaged in lawsuits regarding such issues.

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

Our products and services involve the storage and transmission of Yahoo!’s users’ and customers’ personal and proprietary information in our facilities and on our equipment, networks and corporate systems. Security breaches could expose us to a risk of loss of this information, litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability. Our user data and corporate systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data or our users’ or customers’ data. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. We must continuously examine and modify our security controls and business policies to adapt to the rise of social networking, the adoption of new devices and technologies enabling users to share data and communicate in new ways, and the increasing focus by our users and regulators on controlling and protecting user data.

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

It is also possible that if the manner in which information is provided or any information provided directly by us contains errors or is otherwise wrongfully provided to users, third parties could make claims against us. For example, we offer Web-based e-mail services, which expose us to potential risks, such as liabilities or claims, by our users and third parties, resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail, alleged violations of policies, property interests, or privacy protections, including civil or criminal laws, or interruptions or delays in e-mail service. We may also face purported consumer class actions or state actions relating to our online services, including our fee-based services (particularly in connection with any decision to discontinue a fee-based service). In addition, our customers, third parties, or government entities may assert claims or actions against us if our online services or technologies are used to spread or facilitate malicious or harmful code or applications. Investigating and defending these types of claims are expensive, even if the claims are without merit or do not ultimately result in liability, and could subject us to significant monetary liability or cause a change in business practices that could negatively impact our ability to compete.

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

The benefits of the Alibaba Repurchase Agreement or the Alipay Framework Agreement may not be realized.

On May 20, 2012, we entered into the Repurchase Agreement with Alibaba Group and YHK. See Note 4—“Investments in Equity Interests” in the Notes to the condensed consolidated financial statements. The closing of the initial share repurchase transaction contemplated by the Repurchase Agreement (the “Initial Repurchase”) is subject to certain conditions, including Alibaba Group’s ability to obtain financing necessary to make the Initial Repurchase. Potential risks and uncertainties include, among others, the failure to consummate or delays in consummating the Initial Repurchase; uncertainty regarding the future valuation of Alibaba Group; uncertainty regarding the financing of the Initial Repurchase; uncertainty regarding if and when there will be an initial public offering of Alibaba Group’s ordinary shares; general economic and market conditions; and the possibility that some or all of the expected benefits of the Repurchase Agreement and related agreements may not be realized.

On July 29, 2011, we entered into a Framework Agreement with Alibaba Group, Softbank Corp., a Japanese corporation, Alipay.com Co., Ltd. (“Alipay”), APN Ltd., a company organized under the laws of the Cayman Islands (“IPCo”), Zhejiang Alibaba E-Commerce Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Holdco”), Jack Ma Yun, Joseph C. Tsai and certain security holders of Alipay or HoldCo as joinder parties. See Note 4—“Investments in Equity Interests” in the Notes to the condensed consolidated financial statements. Pursuant to the terms of the Framework Agreement, the parties agreed upon the consideration to be received by Alibaba Group for the restructuring of Alipay and the ongoing relationship between Alipay and Alibaba Group and its subsidiaries. The closing contemplated by the Framework Agreement occurred in December 2011. Alibaba Group may not realize the anticipated benefits of the Framework Agreement due to risks and uncertainties, including: the failure of Alipay to generate significant royalty and software technology services fees payable to Alibaba Group; the possibility that a liquidity event of Alipay does not occur; the failure or inability of IPCo to pay its promissory note in accordance with its terms; and uncertainties concerning the laws and regulations of the People’s Republic of China (the “PRC”) and the PRC regulatory environment.

Technologies and tools could block our advertisements, impair our ability to deliver interest-based advertising, or shift the location in which advertising appears, which could harm our operating results.

Technologies and tools have been developed and are likely to continue to be developed that can block display, search, and interest-based advertising and content, delete or block the cookies used to deliver such advertising, or shift the location in which advertising appears on pages so that our advertisements do not show up in the most monetizable places on our pages or are obscured. Most of our revenue is derived from fees paid by advertisers in connection with the display of graphical advertisements or clicks on search advertisements on Web pages. As a result, the adoption of such technologies and tools could reduce the number of display and search advertisements that we are able to deliver and/or our ability to deliver interest-based advertising and this, in turn, could reduce our advertising revenue and operating results.

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

We are regularly involved in claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, stockholder derivative actions, purported class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. See Note 11 —“Commitments and Contingencies” in the Notes to the condensed consolidated financial statements.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended June 30, 2012, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $14.79 to $15.83 per share and the closing sale price on July 31, 2012 was $15.84 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results, announcements and implementations of technological innovations or new services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; the current and anticipated future operating performance of companies in which we have an equity investment, including Yahoo Japan Corporation (“Yahoo Japan”) and Alibaba Group; and news reports or rumors relating to us, companies in which we have an equity investment, trends in our markets, or general economic conditions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended June 30, 2012 was as follows:

Period	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s) (*)
April 1 — April 30, 2012	—	$—	—	$534,847
May 1 — May 31, 2012	5,360,300	$15.32	5,360,300	$5,452,711
June 1 — June 30, 2012	24,332,280	$15.34	24,332,280	$5,079,340

Total	29,692,580	$15.34	29,692,580

(*)

The shares repurchased in the three months ended June 30, 2012 were under our stock repurchase program that was announced in June 2010 with an authorized level of $3.0 billion. The June 2010 program, according to its terms, will expire in June 2013. In May 2012, our Board of Directors authorized an additional stock repurchase program with an authorized level of $5.0 billion. The May 2012 program, according to its terms, will expire in June 2015 unless revoked earlier by the Board of Directors. No purchases were made under the May 2012 program during the three months ended June 30, 2012. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. See Note 16 – “Subsequent Events” in the Notes to the condensed consolidated financial statements in this quarterly report for share repurchase activity subsequent to June 30, 2012.

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

YAHOO! INC.

Dated: August 9, 2012	By:	/s/ MARISSA A. MAYER
Marissa A. Mayer Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2012	By:	/s/ TIMOTHY R. MORSE
Timothy R. Morse Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.6	Share Repurchase and Preference Share Sale Agreement, by and between Alibaba Group Holding Limited, the Registrant, and Yahoo! Hong Kong Holdings Limited, dated as of May 20, 2012 (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 24, 2012 and incorporated herein by reference).

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A within the Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between the Registrant and Equiserve Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2005 and incorporated herein by reference)).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A filed December 20, 2010 and incorporated herein by reference).

10.2(A)+	Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 13, 2012 and incorporated herein by reference).

10.4(A)+	Yahoo! Inc. 1996 Directors’ Stock Plan (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 13, 2012 and incorporated herein by reference).

10.16(K)†*	Seventh Amendment to Search and Advertising Services and Sales Agreement, dated as of January 1, 2012, by and between the Registrant and Microsoft Corporation.

10.16(L)†*	Eighth Amendment to Search and Advertising Services and Sales Agreement, dated as of June 6, 2012, by and between the Registrant and Microsoft Corporation.

10.18(B)+*	Notice of Stock Option Grant and Stock Option Award Agreement, dated July 26, 2012, between the Registrant and Ross B. Levinsohn.

10.18(C)+*	Restricted Stock Unit Award Agreement, dated July 26, 2012, between the Registrant and Ross B. Levinsohn.

10.18(D)+	Separation Agreement, dated July 30, 2012, between the Registrant and Ross B. Levinsohn (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 30, 2012 and incorporated herein by reference).

10.20(E)+	Separation Agreement, dated May 12, 2012, between the Registrant and Scott Thompson (previously filed as Exhibit 99.02 to the Registrant’s Current Report on Form 8-K filed May 14, 2012 and incorporated herein by reference).

10.21	Settlement Agreement, dated May 13, 2012, among the Registrant, Third Point LLC and each of the other persons set forth on the signature pages thereto (previously filed as Exhibit 99.01 to the Registrant’s Current Report on Form 8-K filed May 14, 2012 and incorporated herein by reference).

10.22(A)+	Employment Offer Letter, dated July 16, 2012, between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 19, 2012 and incorporated herein by reference).

10.22(B)+*	Restricted Stock Unit Award Agreement (CEO Make-Whole Grant), dated July 26, 2012, between the Registrant and Marissa A. Mayer.

10.22(C)+*	Form of Restricted Stock Unit Award Agreement (CEO Retention and Annual Grants), between the Registrant and Marissa A. Mayer.

Exhibit Number	Description

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2012.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2012.

32*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2012.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.