Form 10-K/A
period 2011-12-31
YAHOO INC
filed 2012-09-27
CIK 1011006

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed on February 29, 2012 (the “Original 10-K”), of Yahoo! Inc., a Delaware corporation (“Yahoo!”, the “Company”, or “we”). On April 27, 2012, we filed Amendment No. 1 to the Original 10-K (the “Prior Amendment”). We are filing this Amendment to amend Item 15 to include the separate financial statements of Yahoo Japan Corporation and Consolidated Subsidiaries (“Yahoo Japan”) for its fiscal year ended March 31, 2012 as required by Regulation S-X Rule 3-09 (the “Rule 3-09 financial statements”), which were not included in the Original 10-K because Yahoo Japan’s fiscal year ended after the date of the filing of the Original 10-K. The Rule 3-09 financial statements were prepared and provided to the Company by Yahoo Japan.

This Amendment should be read in conjunction with the Original 10-K, the Prior Amendment and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on February 29, 2012. The Original 10-K has not been amended or updated to reflect events occurring after February 29, 2012, except as specifically set forth in the Prior Amendment and this Amendment.

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in the exhibit index of the Original Filing, the Prior Amendment and this Amendment are filed with, or incorporated by reference in, this report.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of September 2012.

YAHOO! INC.

By:	/s/ TIMOTHY R. MORSE
Timothy R. Morse
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are included, or incorporated by reference, in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description
23.2*	Consent of Deloitte Touche Tohmatsu LLC, Independent Auditors of Yahoo Japan Corporation and Consolidated Subsidiaries.

31.5*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 27, 2012.

31.6*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 27, 2012.

32.2*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 27, 2012.

99.1*	Audited Financial Statements of Yahoo Japan Corporation and Consolidated Subsidiaries as of March 31, 2012, 2011 and 2010.

*	Filed herewith.