Form 10-Q
period 2012-09-30
YAHOO INC
filed 2012-11-08
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, $0.001 par value	1,182,688,258

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31, 2011	September 30, 2012
	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,562,390	$7,560,400
Short-term marketable debt securities	493,189	852,816
Accounts receivable, net	1,037,474	953,671
Prepaid expenses and other current assets	359,483	318,892

Total current assets	3,452,536	9,685,779
Long-term marketable debt securities	474,338	1,013,555
Other long-term investments	—	802,609
Property and equipment, net	1,730,888	1,671,234
Goodwill	3,900,752	3,910,245
Intangible assets, net	254,600	173,918
Other long-term assets	220,628	548,182
Investments in equity interests	4,749,044	2,608,605

Total assets	$14,782,786	$20,414,127

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$166,595	$147,943
Accrued expenses and other current liabilities	846,044	3,049,074
Deferred revenue	194,722	309,265

Total current liabilities	1,207,361	3,506,282
Long-term deferred revenue	43,639	444,415
Capital lease and other long-term liabilities	134,905	127,531
Deferred and other long-term tax liabilities, net	815,534	730,378

Total liabilities	2,201,439	4,808,606
Commitments and contingencies (Note 11)	—	—
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,244,956 shares issued and 1,217,481 shares outstanding as of December 31, 2011 and 1,259,876 shares issued and 1,185,965 shares outstanding as of September 30, 2012	1,242	1,257
Additional paid-in capital	9,825,899	10,067,211
Treasury stock at cost, 27,475 shares as of December 31, 2011 and 73,911 shares as of September 30, 2012	(416,237)	(1,132,615)
Retained earnings	2,432,294	6,105,506
Accumulated other comprehensive income	697,869	520,144

Total Yahoo! Inc. stockholders’ equity	12,541,067	15,561,503
Noncontrolling interests	40,280	44,018

Total equity	12,581,347	15,605,521

Total liabilities and equity	$14,782,786	$20,414,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
	(Unaudited, in thousands except per share amounts)
Revenue	$1,216,665	$1,201,732	$3,660,046	$3,640,759
Operating expenses:
Cost of revenue — Traffic acquisition costs	144,991	112,829	447,918	393,945
Cost of revenue — Other	239,002	282,081	720,017	814,513
Sales and marketing	290,520	269,272	832,827	827,450
Product development	229,230	217,301	683,558	645,407
General and administrative	129,954	135,249	384,674	395,637
Amortization of intangibles	8,435	8,084	25,067	27,893
Restructuring charges, net	(2,721)	24,727	8,091	159,536

Total operating expenses	1,039,411	1,049,543	3,102,152	3,264,381

Income from operations	177,254	152,189	557,894	376,378
Other income, net	18,046	4,607,656	17,407	4,630,109

Income before income taxes and earnings in equity interests	195,300	4,759,845	575,301	5,006,487
Provision for income taxes	(55,731)	(1,774,094)	(163,480)	(1,857,036)
Earnings in equity interests	158,775	175,265	349,857	527,499

Net income	298,344	3,161,016	761,678	3,676,950
Less: net income attributable to noncontrolling interests	(5,053)	(778)	(8,423)	(3,738)

Net income attributable to Yahoo! Inc.	$293,291	$3,160,238	$753,255	$3,673,212

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.23	$2.66	$0.59	$3.05

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.23	$2.64	$0.58	$3.02

Shares used in per share calculation — basic	1,253,044	1,186,046	1,287,352	1,205,050

Shares used in per share calculation — diluted	1,259,576	1,195,085	1,296,040	1,214,430

Stock-based compensation expense by function:
Cost of revenue — Other	$956	$2,363	$2,479	$7,871
Sales and marketing	$16,759	$19,876	$42,829	$59,954
Product development	$21,093	$17,050	$64,296	$54,329
General and administrative	$12,139	$22,077	$35,507	$44,749
Restructuring expense reversals, net	$—	$—	$(1,278)	$(3,429)

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
	(Unaudited, in thousands)
Net Income	$298,344	$3,161,016	$761,678	$3,676,950

Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $2,384 and $(246) for the three months ended September 30, 2011 and 2012, respectively, and $1,582 and $(41) for the nine months ended September 30, 2011 and 2012, respectively	(5,900)	463	(3,129)	6,143
Reclassification adjustment for realized (gains) losses included in net income, net of taxes of $190 and $57 for the three months ended September 30, 2011 and 2012, respectively, and $2,002 and $(5,298) for the nine months ended September 30, 2011 and 2012, respectively	(285)	(98)	(3,280)	9,260

Net change in unrealized gains (losses) on available-for-sale securities, net of taxes	(6,185)	365	(6,409)	15,403
Foreign currency translation adjustment, net of tax	(44,689)	28,009	127,156	(193,128)

Total other comprehensive income, net of tax	(50,874)	28,374	120,747	(177,725)

Comprehensive income	247,470	3,189,390	882,425	3,499,225
Less: comprehensive income attributable to noncontrolling interests	(5,053)	(778)	(8,423)	(3,738)

Comprehensive income attributable to Yahoo! Inc.	$242,417	$3,188,612	$874,002	$3,495,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2011	September 30, 2012
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$761,678	$3,676,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	404,823	401,022
Amortization of intangible assets	87,784	84,087
Stock-based compensation expense, net	143,833	163,474
Noncash restructuring charges, net	—	40,462
Tax benefits from stock-based awards	9,974	(9,471)
Excess tax benefits from stock-based awards	(44,715)	(30,751)
Deferred income taxes	68,740	(891,288)
Earnings in equity interests	(349,857)	(527,499)
Dividends received from Yahoo Japan	75,391	83,648
Gain from sale of Alibaba Group Shares	—	(4,603,322)
Gain from sales of investments, assets, and other, net	12,822	(18,308)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	156,092	86,942
Prepaid expenses and other	10,407	41,059
Accounts payable	(27,316)	(22,457)
Accrued expenses and other liabilities	(351,081)	2,628,962
Deferred revenue	(66,103)	514,811

Net cash provided by operating activities	892,472	1,618,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(463,006)	(355,787)
Purchases of marketable debt securities	(1,613,298)	(1,838,860)
Proceeds from sales of marketable debt securities	1,067,229	684,979
Proceeds from maturities of marketable debt securities	1,226,892	250,653
Proceeds related to sale of Alibaba Group Shares, net	—	6,247,728
Proceeds from the sale of investments	21,271	26,132
Acquisitions, net of cash acquired	(68,812)	—
Purchases of intangible assets	(11,020)	(3,088)
Other investing activities, net	(5,763)	(9,421)

Net cash provided by investing activities	153,493	5,002,336

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	106,697	116,420
Repurchases of common stock	(1,202,504)	(716,379)
Excess tax benefits from stock-based awards	44,715	30,751
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(36,049)	(48,097)
Other financing activities, net	(8,333)	(3,519)

Net cash used in financing activities	(1,095,474)	(620,824)

Effect of exchange rate changes on cash and cash equivalents	(12,699)	(1,823)
Net change in cash and cash equivalents	(62,208)	5,998,010
Cash and cash equivalents at beginning of period	1,526,427	1,562,390

Cash and cash equivalents at end of period	$1,464,219	$7,560,400

See Note 4 — “Investments in Equity Interests” for information about the non-cash proceeds of $800 million in Alibaba Group Preference Shares.

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

Basis of Presentation. The condensed consolidated financial statements include the accounts of Yahoo! Inc. and its majority-owned or otherwise controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the condensed consolidated balance sheets. The Company has included the results of operations of acquired companies from the date of the acquisition. Certain prior period amounts have been reclassified to conform to the current period presentation. To conform to the current period presentation, the Company corrected the classification of $25 million and $60 million of costs principally included in product development expenses to cost of revenue—other for the three and nine months ended September 30, 2011, respectively.

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

Potentially dilutive securities representing approximately 37 million and 44 million shares of common stock for the three and nine months ended September 30, 2012, respectively, and 58 million shares of common stock for both the three and nine months ended September 30, 2011 were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Basic:
Numerator:
Net income attributable to Yahoo! Inc.	$293,291	$3,160,238	$753,255	$3,673,212
Less: Net income allocated to participating securities	(3)	(35)	(11)	(47)

Net income attributable to Yahoo! Inc. common stockholders — basic	$293,288	$3,160,203	$753,244	$3,673,165

Denominator:
Weighted average common shares	1,253,044	1,186,046	1,287,352	1,205,050

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.23	$2.66	$0.59	$3.05

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$293,291	$3,160,238	$753,255	$3,673,212
Less: Net income allocated to participating securities	(3)	(34)	(11)	(46)
Less: Effect of dilutive securities issued by equity investees	(661)	(1,334)	(1,963)	(3,846)

Net income attributable to Yahoo! Inc. common stockholders — diluted	$292,627	$3,158,870	$751,281	$3,669,320

Denominator:
Denominator for basic calculation	1,253,044	1,186,046	1,287,352	1,205,050
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock and restricted stock units	4,333	7,587	5,768	7,776
Stock options and employee stock purchase plan	2,199	1,452	2,920	1,604

Denominator for diluted calculation	1,259,576	1,195,085	1,296,040	1,214,430

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.23	$2.64	$0.58	$3.02

Note 3 ACQUISITIONS

During the nine months ended September 30, 2011, the Company acquired three companies in transactions that were accounted for as business combinations. The total purchase price for these acquisitions was $72 million. The total cash consideration of $72 million less cash acquired of $3 million resulted in a net cash outlay of $69 million. Of the purchase price, $52 million was allocated to goodwill, $26 million to amortizable intangible assets, $3 million to cash acquired, and $9 million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

The Company’s business combinations completed during the nine months ended September 30, 2011 did not have a material impact on the Company’s condensed consolidated financial statements, and therefore pro forma disclosures have not been presented.

The Company did not make any acquisitions during the nine months ended September 30, 2012.

Note 4 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31, 2011	September 30, 2012	Percent Ownership of Common Stock as of September 30, 2012
Alibaba Group	$2,521,825	$225,152	24%
Yahoo Japan	2,219,946	2,373,219	35%
Other	7,273	10,234	25%

Total	$4,749,044	$2,608,605

Equity Investment in Alibaba Group. The investment in Alibaba Group Holding Limited (“Alibaba Group”) is being accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of the investments in equity interests balance on the Company’s condensed consolidated balance sheets.

The Company’s accounting policy is to record its share of the results of Alibaba Group, and any related amortization expense, one quarter in arrears within earnings in equity interests in the condensed consolidated statements of income. However, due to the materiality of the Initial Repurchase (as defined and described below), the Company accounted for the impact of the Initial Repurchase and related transactions on Alibaba Group’s financial information in the quarter ended September 30, 2012 instead of one quarter in arrears. As of September 30, 2012, Alibaba Group’s common shareholders’ equity is a net deficit as a result of the repurchase of its ordinary shares from the Company at fair value, which was significantly in excess of the book value per share. The Company’s remaining investment balance represents excess cost largely attributable to goodwill.

The following tables present Alibaba Group’s U.S. GAAP summarized financial information, as derived from the Alibaba Group consolidated financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Operating data(*):
Revenue	$631,216	$1,077,045	$1,666,663	$2,905,752
Gross profit	$421,173	$739,914	$1,108,482	$1,967,290
Income from operations	$132,403	$371,854	$205,654	$861,775
Net income	$137,253	$292,928	$233,887	$781,701
Net income attributable to Alibaba Group	$118,947	$273,043	$180,890	$730,438

			September 30, 2011	June 30, 2012
Balance sheet data(*):
Current assets			$3,491,753	$4,437,224
Long-term assets			$2,993,329	$3,067,122
Current liabilities			$1,562,840	$2,210,545
Long-term liabilities			$134,160	$1,943,131
Non-voting participating redeemable securities			$1,415	$4,520
Noncontrolling interests			$406,805	$65,374

(*)

The comparative summary financial information disclosed above is as of June 30, 2012 and, accordingly, does not include the effects of the Initial Repurchase and related transactions. In addition, in the period ended June 30, 2012, Alibaba Group purchased the remaining noncontrolling interest in Alibaba.com, for total consideration of approximately $2.5 billion. The purchase was primarily financed by the issuance of debt. The excess of consideration over book value of the noncontrolling interest was recorded as a reduction to the shareholders’ equity of Alibaba Group, which increased the Company’s excess cost related to its investment in Alibaba Group.

Framework Agreement with Alibaba Group regarding Alipay. Alibaba Group restructured the ownership of Alipay.com Co., Ltd. (“Alipay”) and deconsolidated Alipay in the first quarter of 2011. The impact of the deconsolidation of Alipay was not material to the Company’s financial statements. On July 29, 2011, the Company entered into a Framework Agreement (the “Framework Agreement”) with Alibaba Group, Softbank Corp., a Japanese corporation, Alipay, APN Ltd., a company organized under the laws of the Cayman Islands (“IPCo”), Zhejiang Alibaba E-Commerce Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“HoldCo”), Jack Ma Yun, Joseph C. Tsai and certain security holders of Alipay or HoldCo as joinder parties. The Framework Agreement establishes the ongoing financial and other arrangements between Alibaba Group and Alipay. The transactions under the Framework Agreement closed on December 14, 2011.

Pursuant to the terms of the Framework Agreement (1) Alibaba Group will receive certain payments (“Liquidity Event Payment”) upon a liquidity event related to Alipay, such as an initial public offering or sale of Alipay; (2) Alibaba Group received a non-interest bearing promissory note in the principal amount of $500 million with a seven year maturity (the “IPCo Promissory Note”); (3) upon payment in full of the Liquidity Event Payment certain assets used in the Alipay business that were retained by Alibaba Group will be transferred to Alipay; (4) Alibaba Group and Alipay entered into a long-term agreement pursuant to which Alibaba Group will receive payment processing services on preferential terms from Alipay and its subsidiaries; and (5) Alibaba Group licensed to Alipay certain intellectual property and technology and performs certain software technology services for Alipay and in return Alipay pays to Alibaba Group a royalty and software technology services fee.

The royalty and software technology services fee and the payment processing services fees discussed above approximate the estimated fair values of such services and are recognized in Alibaba Group’s financial statements as income or expense, as applicable, as the services are rendered. The Company will record its share, if any, of the results of these transactions as they are recorded by Alibaba Group within Yahoo!’s earnings in equity interests in the condensed consolidated statements of income. Alibaba Group will recognize the Liquidity Event Payment, the payment of the IPCo Promissory Note, and any impact from the transfer of assets, described above, if and when such payments or transfers occur. The Company will record its share, if any, of the results of these transactions as they are recorded by Alibaba Group within the Company’s earnings in equity interests in the condensed consolidated statements of income.

Initial Repurchase by Alibaba Group. On September 18, 2012 (the “Repurchase Closing Date”), Alibaba Group repurchased 523 million of the 1,047 million ordinary shares of Alibaba Group (“Shares”) owned by the Company (the “Initial Repurchase”). The Initial Repurchase was made pursuant to the terms of the Share Repurchase and Preference Share Sale Agreement entered into by Yahoo! Inc., Alibaba Group and Yahoo! Hong Kong Holdings Limited, a Hong Kong corporation and wholly-owned subsidiary of Yahoo! Inc. (“YHK”) on May 20, 2012 (as amended on September 11, 2012, the “Repurchase Agreement”). Yahoo! received $13.54 per Share, or approximately $7.1 billion in total consideration, for the 523 million Shares sold to Alibaba Group. Approximately $6.3 billion of the consideration was received in cash and $800 million was received in Alibaba Group preference shares (the “Alibaba Group Preference Shares”). The Initial Repurchase resulted in a pre-tax gain of approximately $4.6 billion for the three months ended September 30, 2012. The Company will continue to account for its remaining approximately 24 percent ownership interest in Alibaba Group under the equity method.

The Alibaba Group Preference Shares yield semi-annual dividends at a rate per annum of up to 10 percent, with at least 3 percent payable in cash and the remainder accruing and resulting in an increase to the liquidation preference. The dividend rate is subject to certain adjustments. The Alibaba Group Preference Shares will be freely transferable by Yahoo! after 18 months from the Repurchase Closing Date, are callable by Alibaba Group at any time at the liquidation preference, will not be convertible, and are mandatorily redeemable at the liquidation preference (including accrued dividends) by Alibaba Group on the earlier of the tenth anniversary of the Repurchase Closing Date and the occurrence of certain specified events. The Alibaba Group Preference Shares are classified as available for sale securities and included within other long-term investments on the condensed consolidated balance sheets.

The Repurchase Agreement provides that at the time Alibaba Group completes an initial public offering meeting certain specified criteria (a “Qualified IPO”), Yahoo! and YHK will sell, at Alibaba Group’s election (either directly to Alibaba Group or in the Qualified IPO), up to 261.5 million of their remaining Shares. If Shares are sold back to Alibaba Group in the Qualified IPO, the purchase price per Share will be equal to the per share price in the Qualified IPO less specified fees and underwriter discounts.

On the Repurchase Closing Date, the Company and Alibaba Group entered into an amendment of their existing Technology and Intellectual Property License Agreement (the “TIPLA”) pursuant to which Alibaba Group made a payment to the Company of $550 million in satisfaction of certain future royalty payments under the existing TIPLA. The Company will recognize this revenue over the remaining four-year term. For the three months ended September 30, 2012, the Company recognized approximately $5 million in revenue related to the TIPLA. Alibaba Group will continue making royalty payments until the earlier of the fourth anniversary of the effective date of the amendment and a Qualified IPO. Pursuant to the terms of the TIPLA, prior to being amended on the Repurchase Closing Date, the Company recognized revenue of approximately $11 million and $30 million for the three and nine months ended September 30, 2011, respectively, and $19 million and $51 million for the three and nine months ended September 30, 2012, respectively.

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

During the nine months ended September 30, 2011, the Company recorded $33 million in U.S. GAAP adjustments to Yahoo Japan’s net income to reflect the Company’s 35 percent share of non-cash losses related to impairments of assets held by Yahoo Japan. The $33 million recorded during the nine months ended September 30, 2011 includes $7 million related to the Company’s share of a non-cash loss related to an impairment of assets held by Yahoo Japan in the second quarter 2011 and a $26 million, net of tax, U.S. GAAP adjustment to Yahoo Japan’s net income in the first quarter of 2011 to reflect the Company’s share of an other-than-temporary impairment of a cost method investment of Yahoo Japan that resulted primarily from reductions in the projected operating results of the Yahoo Japan investee.

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $7.7 billion as of September 30, 2012.

During the nine months ended September 30, 2011 and 2012, the Company received cash dividends from Yahoo Japan in the amounts of $75 million and $84 million, net of taxes, respectively, which were recorded as reductions to the Company’s investment in Yahoo Japan.

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

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Operating data:
Revenue	$958,927	$1,036,650	$2,959,085	$3,175,951
Gross profit	$797,008	$877,116	$2,452,776	$2,693,956
Income from operations	$446,945	$512,994	$1,442,131	$1,640,935
Net income	$284,111	$315,949	$799,995	$966,646
Net income attributable to Yahoo Japan	$282,820	$314,726	$795,103	$962,818

			September 30, 2011	June 30, 2012
Balance sheet data:
Current assets			$3,622,833	$5,136,958
Long-term assets			$2,907,062	$1,738,683
Current liabilities			$1,117,773	$950,823
Long-term liabilities			$36,009	$55,517
Noncontrolling interests			$31,102	$29,148

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $74 million and $75 million for the three months ended September 30, 2011 and 2012, respectively, and revenue of approximately $211 million for the nine months ended September 30, 2011 and 2012. As of December 31, 2011 and September 30, 2012, the Company had net receivable balances from Yahoo Japan of approximately $42 million and $47 million, respectively.

Note 5 GOODWILL

The Company’s goodwill balance was $3.9 billion as of December 31, 2011 and September 30, 2012, of which $2.9 billion was recorded in the Americas segment, $0.6 billion in the EMEA (Europe, Middle East, and Africa) segment, and $0.4 billion in the Asia Pacific segment. The change in the carrying amount of goodwill of $9 million reflected on the Company’s condensed consolidated balance sheets during the nine months ended September 30, 2012 was primarily due to foreign exchange gain of $8 million.

Note 6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2011	September 30, 2012
	Net	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer and advertiser-related relationships	$93,683	$162,389	$(92,527)	$69,862
Developed technology and patents	137,668	274,950	(191,233)	83,717
Trade names, trademarks, and domain names	23,249	50,982	(30,643)	20,339

Total intangible assets, net	$254,600	$488,321	$(314,403)	$173,918

(*)

Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, increased total intangible assets by approximately $19 million as of September 30, 2012.

The Company recognized amortization expense for intangible assets of $29 million and $24 million for the three months ended September 30, 2011 and 2012, respectively, including $20 million and $16 million, respectively, in cost of revenue — other. For the nine months ended September 30, 2011 and 2012, the Company recognized amortization expense for intangible assets of $88 million and $84 million, respectively, including $62 million and $56 million in cost of revenue — other, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2012 and each of the succeeding years is as follows: three months ending December 31, 2012: $21 million; 2013: $62 million; 2014: $42 million; 2015: $22 million; 2016: $5 million; and 2017: $5 million.

Note 7 OTHER INCOME, NET

Other income, net is comprised of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Interest and investment income	$3,955	$6,402	$14,399	$15,682
Gain related to sale of Alibaba Group Shares	—	4,603,322	—	4,603,322
Other	14,091	(2,068)	3,008	11,105

Total other income, net	$18,046	$4,607,656	$17,407	$4,630,109

Interest and investment income consists of income earned from cash in bank accounts and investments made in marketable debt securities and money market funds.

The Company recorded a pre-tax gain of approximately $4.6 billion in the three months ended September 30, 2012 related to the sale of Alibaba Group Shares. See Note 4 — “Investments in Equity Interests” for additional information.

Other consists of gains/losses from sales or impairments of marketable debt securities and/or investments in privately held companies, foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, foreign exchange gains and losses on the Company’s forward contracts, and other non-operating items.

Note 8 ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31, 2011	September 30, 2012
Unrealized (losses) gains on available-for-sale securities, net of tax	$(7,538)	$7,865
Foreign currency translation, net of tax	705,407	512,279

Accumulated other comprehensive income	$697,869	$520,144

Note 9 INVESTMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2011
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$599,582	$1,054	$(172)	$600,464
Corporate debt securities, commercial paper, and bank certificates of deposit	366,264	1,025	(226)	367,063
Corporate equity securities	2,761	—	(1,978)	783

Total investments in available-for-sale securities	$968,607	$2,079	$(2,376)	$968,310

	September 30, 2012
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$779,715	$785	$(3)	$780,497
Corporate debt securities, commercial paper, and bank certificates of deposit	1,084,570	1,476	(172)	1,085,874
Corporate equity securities	230	—	(28)	202
Other long-term investments	802,609	—	—	802,609

Total investments in available-for-sale securities	$2,667,124	$2,261	$(203)	$2,669,182

	December 31, 2011	September 30, 2012
Reported as:
Short-term marketable debt securities	$493,189	$852,816
Long-term marketable debt securities	474,338	1,013,555
Other long-term investments	—	802,609
Other assets	783	202

Total	$968,310	$2,669,182

Available-for-sale securities included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial as of December 31, 2011 and September 30, 2012 as the carrying value approximates fair value because of the short maturity of those instruments. Realized gains and losses from sales of marketable securities were not material for the nine months ended September 30, 2011 and 2012.

The contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31, 2011	September 30, 2012
Due within one year	$493,189	$852,816
Due after one year through five years	474,338	1,013,555

Total available-for-sale marketable debt securities	$967,527	$1,866,371

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$138,755	$(172)	$—	$—	$138,755	$(172)
Corporate debt securities, commercial paper, and bank certificates of deposit	123,574	(226)	—	—	123,574	(226)
Corporate equity securities	—	—	783	(1,978)	783	(1,978)

Total investments in available-for-sale securities	$262,329	$(398)	$783	$(1,978)	$263,112	$(2,376)

	September 30, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$27,790	$(3)	$—	$—	$27,790	$(3)
Corporate debt securities, commercial paper, and bank certificates of deposit	219,045	(172)	—	—	219,045	(172)
Corporate equity securities	202	(28)	—	—	202	(28)

Total investments in available-for-sale securities	$247,037	$(203)	$—	$—	$247,037	$(203)

The Company’s investment portfolio consists of liquid high-quality fixed income government, agency, and corporate debt securities, money market funds, time deposits with financial institutions, and preference shares. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Fixed income securities may have their fair market value adversely impacted due to a deterioration of the credit quality of the issuer. The longer the term of the securities, the more susceptible they are to changes in market rates. Investments are reviewed periodically to identify possible other-than-temporary impairment. The Company has no current requirement or intent to sell these securities. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The Company’s investment in the Alibaba Group Preference Shares is recorded as other long-term investments on the condensed consolidated balance sheets. To estimate the fair value, the Company performed benchmarking by comparing the terms and conditions of the Alibaba Group Preference Shares to dividend rates, subordination terms, and credit ratings of those of similar type instruments. The fair value of $800 million approximates the notional value of the Alibaba Group Preference Shares as of September 30, 2012. For the three and nine months ended September 30, 2012, the Company has recorded approximately $3 million in dividend income related to the Alibaba Group Preference Shares within other income, net on the condensed consolidated statements of income.

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of December 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets:	Level 1	Level 2	Total
Money market funds(1)	$418,338	$—	$418,338
Available-for-sale securities:
Government and agency securities(1)	—	617,316	617,316
Commercial paper and bank certificates of deposit(1)	—	47,904	47,904
Corporate debt securities(1)	—	318,805	318,805
Time deposits	—	216,505	216,505
Corporate equity securities(2)	783	—	783

Available-for-sale securities at fair value	$419,121	$1,200,530	$1,619,651
Liabilities:
Foreign currency derivative contract(3)	—	(2,817)	(2,817)

Total assets and liabilities at fair value	$419,121	$1,197,713	$1,616,834

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
(3)

Foreign currency derivative contracts are classified as part of either other current assets or other current liabilities in the condensed consolidated balance sheets. The notional amount of the foreign currency derivative contract was $92 million as of December 31, 2011.

The amount of cash and cash equivalents as of December 31, 2011 includes $911 million in cash deposited with commercial banks.

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of September 30, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets:	Level 1	Level 2	Level 3	Total
Money market funds(1)	$3,060,367	$—	$—	$3,060,367
Available-for-sale securities:
Government and agency securities(1)	—	4,067,770	—	4,067,770
Commercial paper and bank certificates of deposit(1)	—	404,729	—	404,729
Corporate debt securities(1)	—	689,150	—	689,150
Time deposits	—	534,704	—	534,704
Other long-term investments	—	—	802,609	802,609
Corporate equity securities(2)	202	—	—	202

Available-for-sale securities at fair value	$3,060,569	$5,696,353	$802,609	$9,559,531
Foreign currency derivative contracts(3)	—	16,737	—	16,737

Total assets at fair value	$3,060,569	$5,713,090	$802,609	$9,576,268

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
(3)

Foreign currency derivative contracts are classified as part of either other current assets or other current liabilities in the condensed consolidated balance sheets. The notional amounts of the foreign currency derivative contracts were $476 million as of September 30, 2012.

The amount of cash and cash equivalents as of September 30, 2012 includes $670 million in cash deposited with commercial banks.

The fair values of the Company’s Level 1 financial assets and liabilities are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets and liabilities are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio. The Company classifies its investment in the Alibaba Group Preference Shares in other long-term investments within Level 3 because it is valued using significant unobservable inputs. To estimate the fair value, the Company performed benchmarking by comparing the terms and conditions of the Alibaba Group Preference Shares to dividend rates, subordination terms, and credit ratings of those of similar type instruments. The credit rating of Alibaba Group, general business conditions, and market rates could materially affect the fair value of the Alibaba Group Preference Shares. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure. During the nine months ended September 30, 2012, the Company did not make any transfers between Level 1, Level 2, or Level 3 assets or liabilities. As of December 31, 2011, the Company did not have any significant Level 3 financial assets or liabilities.

Note 10 STOCKHOLDERS’ EQUITY AND EMPLOYEE BENEFITS

Employee Stock Purchase Plan. As of September 30, 2012, there was $30 million of unamortized stock-based compensation expense related to the Company’s Employee Stock Purchase Plan which will be recognized over a weighted average period of 1.2 years.

Stock Options. The Company’s 1995 Stock Plan, the Directors’ Plan, and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans for the nine months ended September 30, 2012 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2011	62,439	$21.94
Options granted	8,854	$14.92
Options exercised(*)	(5,796)	$12.09
Options expired	(12,608)	$28.51
Options cancelled/forfeited	(9,228)	$14.81

Outstanding at September 30, 2012	43,661	$21.43

(*)	The Company issued new shares to satisfy stock option exercises.

As of September 30, 2012, there was $42 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.8 years.

The Company determines the grant-date fair value of stock options, including the options granted under the Company’s Employee Stock Purchase Plan, using a Black-Scholes model. The following weighted average assumptions were used in determining the fair value of option grants using the Black-Scholes option pricing model:

	Stock Options		Purchase Plan (*)
	Three Months Ended		Three Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.2%	0.6%	1.4%	0.8%
Expected volatility	40.2%	31.2%	36.1%	31.2%
Expected life (in years)	4.25	4.00	0.82	1.86

	Stock Options		Purchase Plan (*)
	Nine Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.5%	0.7%	1.4%	1.1%
Expected volatility	36.6%	31.9%	36.1%	33.1%
Expected life (in years)	4.15	4.03	0.96	1.46

(*)	Assumptions for the Employee Stock Purchase Plan relate to the annual average of the enrollment periods.

Restricted stock awards and restricted stock units activity for the nine months ended September 30, 2012 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share
Awarded and unvested at December 31, 2011(*)	38,775	$17.28
Granted(*)	21,202	$15.26
Vested	(8,775)	$15.94
Forfeited	(17,014)	$15.34

Awarded and unvested at September 30, 2012(*)	34,188	$17.34

(*)	Includes the maximum number of shares issuable under the Company’s performance-based executive incentive restricted stock unit awards.

As of September 30, 2012, there was $296 million of unrecognized stock-based compensation expense related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted average period of 2.5 years.

During the nine months ended September 30, 2011 and September 30, 2012, 6.3 million shares and 8.8 million shares, respectively, that were subject to previously granted restricted stock awards and restricted stock units vested. These vested restricted stock awards and restricted stock units were net share settled. During the nine months ended September 30, 2011 and September 30, 2012, the Company withheld 2.2 million shares and 3.2 million shares, respectively, based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $36 million and $48 million for the nine months ended September 30, 2011 and September 30, 2012, respectively, and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units and tax withholding related to the reacquisition of shares of restricted stock awards. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

CEO 2012 Annual Equity Awards. Marissa A. Mayer, the Company’s Chief Executive Officer, received an equity award for 2012 that will vest over three years. A total of $6 million of this equity award was granted as restricted stock units on July 26, 2012 and will vest over three years. A total of $6 million will be in the form of a performance-based stock option that is expected to be granted in November 2012. The stock option will vest over the two and a half years after July 26, 2012, subject to satisfaction of performance criteria.

After 2012, Ms. Mayer will be eligible to receive annual equity grants when such grants are made to senior executives. Subject to the Compensation and Leadership Development Committee’s discretion, the Company contemplates that the target value of such awards will not be less than the target value of her 2012 annual grant.

CEO One-Time Retention Award. Ms. Mayer received a one-time retention equity award that will vest over five years. A total of $15 million of this equity award was granted as restricted stock units on July 26, 2012 and will vest over five years. A total of $15 million of this equity award will be in the form of a performance-based stock option that is expected to be granted in November 2012. The stock option will vest over the four and a half years after July 26, 2012, subject to satisfaction of performance criteria.

CEO Make-Whole Restricted Stock Units. To partially compensate Ms. Mayer for forfeiture of compensation from her previous employer, on July 26, 2012 she was granted restricted stock units with a grant-date value of $14 million (the “Make-Whole RSUs”). The Make-Whole RSUs are scheduled to vest on the following schedule, based on grant date values: $4 million in 2012, $7 million in 2013, and $3 million in 2014.

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

The Company recorded total stock-based compensation expense of $6 million for the nine months ended September 30, 2012 in connection with the equity grants made to Mr. Thompson pursuant to the terms of his employment letter agreement with the Company.

Stock Repurchases. In June 2010, the Board authorized a stock repurchase program allowing the Company to repurchase up to $3 billion of its outstanding shares of common stock from time to time. That repurchase program, which by its terms would have expired in June 2013, was exhausted during the third quarter of 2012. In May 2012, the Board authorized a stock repurchase program allowing the Company to repurchase up to an additional $5 billion of its outstanding shares of common stock from time to time. The May 2012 repurchase program, according to its terms, will expire in June 2015 unless revoked earlier by the Board of Directors. The aggregate amount available under the May 2012 repurchase program was approximately $4.9 billion at September 30, 2012. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. During the nine months ended September 30, 2012, the Company repurchased approximately 46 million shares of its common stock under the June 2010 and May 2012 stock repurchase programs at an average price of $15.43 per share for a total of $716 million.

Note 11 COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases office space and data centers under operating and capital lease agreements with original lease periods of up to 13 years, which expire between 2012 and 2022.

A summary of gross and net lease commitments as of September 30, 2012 is as follows (in thousands):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Three months ending December 31, 2012	$38,072	$(3,275)	$34,797
Years ending December 31,
2013	131,530	(12,937)	118,593
2014	105,238	(11,165)	94,073
2015	81,226	(6,751)	74,475
2016	45,812	(1,335)	44,477
2017	31,233	(213)	31,020
Due after 5 years	37,882	—	37,882

Total gross and net lease commitments	$470,993	$(35,676)	$435,317

Capital Lease Commitment
Three months ending December 31, 2012	$2,177
Years ending December 31,
2013	8,570
2014	8,099
2015	8,031
2016	8,272
2017	8,520
Due after 5 years	13,984

Gross lease commitment	$57,653

Less: interest	(19,430)

Net lease commitment	$38,223

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent traffic acquisition costs (“TAC”), to its Affiliates. As of September 30, 2012, these commitments totaled $97 million, of which $22 million will be payable in the remainder of 2012, and $75 million will be payable in 2013.

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

As of September 30, 2012, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

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

Since June 6, 2011, two purported stockholder class actions were filed in the United States District Court for the Northern District of California against the Company and certain officers and directors by plaintiffs Bonato and the Twin Cities Pipe Trades Pension Trust. In October 2011, the District Court consolidated the two actions under the caption In re Yahoo! Inc. Securities Litigation and appointed the Pension Trust Fund for Operating Engineers as lead plaintiff. In a consolidated amended complaint filed December 15, 2011, the lead plaintiff purports to represent a class of investors who purchased the Company’s common stock between April 19, 2011 and July 29, 2011, and alleges that during that class period, defendants issued statements that were materially false or misleading because they did not disclose information relating to Alibaba Group’s restructuring of Alipay. The complaint purports to assert claims for relief for violation of Section 10(b) and 20(a) of the Exchange Act and for violation of Rule 10b-5 thereunder, and seeks unspecified damages, injunctive and equitable relief, fees and costs. On August 10, 2012, the court granted defendants’ motion to dismiss the consolidated amended complaint. Plaintiffs have appealed.

With respect to the legal proceedings and claims described above, the Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters and that the aggregate amount or range of such losses that are estimable would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of December 31, 2011 and September 30, 2012 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo!, its subsidiaries, directors, or officers in these matters, however, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against these claims.

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

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Revenue by segment:
Americas	$791,240	$843,731	$2,418,209	$2,501,515
EMEA	148,494	96,473	465,145	358,534
Asia Pacific	276,931	261,528	776,692	780,710

Total Revenue	$1,216,665	$1,201,732	$3,660,046	$3,640,759

TAC by segment:
Americas	$37,493	$41,289	$115,038	$130,154
EMEA	52,197	17,399	167,357	97,248
Asia Pacific	55,301	54,141	165,523	166,543

Total TAC	$144,991	$112,829	$447,918	$393,945

Revenue ex-TAC by segment:
Americas	$753,747	$802,442	$2,303,171	$2,371,361
EMEA	96,297	79,074	297,788	261,286
Asia Pacific	221,630	207,387	611,169	614,167

Total Revenue ex-TAC	$1,071,674	$1,088,903	$3,212,128	$3,246,814

Direct costs by segment(1):
Americas	174,697	189,345	508,637	550,080
EMEA	42,761	39,167	124,135	120,665
Asia Pacific	61,006	56,329	170,057	164,068
Global operating costs(2)(3)	415,507	396,269	1,224,169	1,228,686
Restructuring charges, net	(2,721)	24,727	8,091	159,536
Depreciation and amortization	152,223	169,511	474,034	480,498
Stock-based compensation expense	50,947	61,366	145,111	166,903

Income from operations	$177,254	$152,189	$557,894	$376,378

(1)

Direct costs for each segment include cost of revenue—other, as well as other operating expenses that are directly attributable to the segment such as employee compensation expense (excluding stock-based compensation expense), local sales and marketing expenses, and facilities expenses. Beginning in 2012, marketing and customer advocacy costs are managed locally and included as direct costs for each segment. Prior period amounts have been revised to conform to the current presentation.

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

(3)	The net cost reimbursements from Microsoft pursuant to the Search Agreement are primarily included in global operating costs.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Capital expenditures, net:
Americas	$90,381	$122,812	$336,918	$302,139
EMEA	18,224	9,238	45,445	22,599
Asia Pacific	15,337	7,815	80,643	31,049

Total capital expenditures, net	$123,942	$139,865	$463,006	$355,787

	December 31, 2011	September 30, 2012
Property and equipment, net:
Americas:
U.S	$1,486,596	$1,460,528
Other	2,500	2,064

Total Americas	$1,489,096	$1,462,592

EMEA	79,955	60,788
Asia Pacific	161,837	147,854

Total property and equipment, net	$1,730,888	$1,671,234

See Note 14 —“Restructuring Charges, Net” for additional information regarding segments.

Enterprise Wide Disclosures:

The following table presents revenue for groups of similar services (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Display	$502,102	$506,002	$1,548,262	$1,552,191
Search	466,785	472,537	1,388,580	1,403,903
Other	247,778	223,193	723,204	684,665

Total revenue	$1,216,665	$1,201,732	$3,660,046	$3,640,759

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Revenue:
U.S.	$744,526	$800,984	$2,282,537	$2,379,955
International	472,139	400,748	1,377,509	1,260,804

Total revenue	$1,216,665	$1,201,732	$3,660,046	$3,640,759

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

The effective tax rate reported for the three months ended September 30, 2012 was 37 percent compared to 29 percent for the same period in 2011. The effective tax rate for the three months ended September 30, 2012 was higher than in 2011 primarily due to the U.S. taxes on the sale of Alibaba Group Shares. In connection with a review of the Company’s cash position and anticipated cash needs for investment in the Company’s core business, including potential acquisitions and capital expenditures, and stock repurchases, the Company is undertaking a one-time repatriation of cash from certain of its consolidated foreign subsidiaries. This distribution will be completed by the end of the fourth quarter of 2012 and resulted in a net tax benefit of approximately $135 million during the three months ended September 30, 2012 since the foreign tax credits associated with the distribution are greater than the tax due on the distribution of the foreign earnings. Taxes have not been provided on the remaining undistributed foreign earnings, principally $1.9 billion related to the Company’s corporate joint venture with Yahoo Japan, as they will continue to be indefinitely reinvested going forward. If such earnings were to be remitted in the future, any additional U.S. tax cost incurred by the Company would be offset by at least an equivalent amount of foreign tax credits.

The effective tax rate reported for the nine months ended September 30, 2012 was 37 percent compared to 28 percent for the same period in 2011. The rate in 2011 was lower than the U.S. federal statutory rate primarily due to tax reserve reductions attributed to favorably settled tax audits and a shift of the geographic mix of earnings. The effective tax rate for the nine months ended September 30, 2012 was higher than in 2011 primarily due to the U.S. taxes on the gain on the sale of Alibaba Group Shares.

The Company is in various stages of examination and appeal in connection with all of its tax audits worldwide, which generally span tax years 2005 through 2011. The Company believes that it has adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

The Company’s gross amount of unrecognized tax benefits as of September 30, 2012 is $715 million, of which $709 million is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of September 30, 2012 increased by $182 million from the recorded balance as of December 31, 2011. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions related to multinational income tax issues are expected to be resolved in the foreseeable future. As a result, it is reasonably possible that the unrecognized tax benefits could be reduced by up to approximately $90 million in the next twelve months.

Note 14 RESTRUCTURING CHARGES, NET

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Employee severance pay and related costs, net	$(2,571)	$11,467	$6,340	$106,194
Non-cancelable lease, contract termination, and other charges, net	(150)	11,436	3,029	16,309
Other non-cash charges	—	1,824	—	40,462

Sub-total before reversal of stock-based compensation expense	(2,721)	24,727	9,369	162,965
Reversal of stock-based compensation expense for forfeitures	—	—	(1,278)	(3,429)

Restructuring charges, net	$(2,721)	$24,727	$8,091	$159,536

Although the Company does not allocate restructuring charges to its segments, the amounts of the restructuring charges relating to each segment are presented below.

2011 and Prior Restructuring Plans. Prior to and into 2011, the Company implemented workforce reductions, a strategic realignment, and consolidation of certain real estate facilities and data centers to reduce its cost structure, align resources with its product strategy, and improve efficiency. During the three months ended September 30, 2011, the Company recorded total pre-tax cash charges of $2 million in severance, facility, and other related costs. The pre-tax cash charges were offset by a reversal of $5 million for adjustments to original estimates. Of the $3 million in net reversals recorded in the three months ended September 30, 2011, $1 million related to the Americas segment and $2 million related to the EMEA segment. During the nine months ended September 30, 2011, the Company recorded total pre-tax cash charges of $19 million in severance, facility, and other related costs. The pre-tax cash charges were offset by a reversal of $11 million for adjustments to original estimates. Of the $8 million in restructuring charges, net recorded in the nine months ended September 30, 2011, $9 million related to net charges in the Americas segment and $1 million related to net reversals in the EMEA segment.

During the three and nine months ended September 30, 2012, the Company recorded total pre-tax cash charges of $2 million and $10 million, respectively, in severance, facility, and other related costs, the majority of which related to the Americas segment.

Q2’12 Restructuring Plan. During the second quarter of 2012, the Company began implementing a plan to reduce its worldwide workforce by approximately 2,000 employees and to consolidate certain real estate and data center facilities (the “Q2’12 Restructuring Plan”). During the three months ended September 30, 2012, the Company recorded total pre-tax cash charges of $35 million in severance and facility related costs and $2 million in non-cash facility and other asset impairment charges. Those total pre-tax charges were offset by a reversal of $14 million for adjustments to original estimates in severance related costs, primarily as a result of redeployments and voluntary resignations of employees prior to their planned severance dates. Of the $23 million in restructuring charges, net recorded in the three months ended September 30, 2012, $11 million related to the Americas segment and $12 million related to the EMEA segment.

During the nine months ended September 30, 2012, the Company recorded total pre-tax cash charges of $127 million in severance and facility related costs and $40 million in non-cash facility and other asset impairment charges. The total pre-tax charges during the nine months ended September 30, 2012 were offset by a reversal of $17 million for adjustments to original estimates. Of the $150 million in restructuring charges, net, recorded in the nine months ended September 30, 2012, $97 million related to the Americas segment, $47 million related to the EMEA segment, and $6 million related to the Asia Pacific segment.

Restructuring Accruals. The $85 million restructuring liability as of September 30, 2012 consists of $53 million for employee severance pay expenses, which the Company expects to pay out by the fourth quarter of 2013, and $32 million for non-cancelable lease costs that the Company expects to pay over the terms of the related obligations, which extend to the fourth quarter of 2021.

The Company’s restructuring accrual activity for the nine months ended September 30, 2012 is summarized as follows (in thousands):

	2011 and Prior Restructuring Plans	Q2’12 Restructuring Plan	Total
Balance as of January 1, 2012	$49,127	$—	$49,127

Employee severance pay and related costs	5,924	116,874	122,798
Non-cash reversals of stock-based compensation expense	—	(3,429)	(3,429)
Non-cancelable lease, contract termination, and other charges	6,662	9,948	16,610
Other non-cash charges	—	40,462	40,462
Reversals of previous charges	(2,609)	(14,296)	(16,905)

Restructuring charges, net for the nine months ended September 30, 2012	$9,977	$149,559	$159,536

Cash paid	(25,963)	(57,309)	(83,272)
Non-cash reversals of stock-based compensation expense	—	3,429	3,429
Other non-cash charges	(232)	(40,148)	(40,380)
Foreign currency	(100)	(3,034)	(3,134)

Payments/reductions, net for the nine months ended September 30, 2012	$(26,295)	$(97,062)	$(123,357)

Balance as of September 30, 2012	$32,809	$52,497	$85,306

Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2011	September 30, 2012
Americas	$41,199	$58,486
EMEA	6,948	23,230
Asia Pacific	980	3,590

Total restructuring accruals	$49,127	$85,306

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

During the first five years of the term of the Search Agreement, in the transitioned markets, the Company is entitled to receive 88 percent of the revenue generated from Microsoft’s services on Yahoo! Properties (the “Revenue Share Rate”) and the Company is also entitled to receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue. On the fifth anniversary of February 23, 2010, the date implementation of the Search Agreement commenced, Microsoft will have the option to terminate the Company’s sales exclusivity for premium search advertisers. If Microsoft exercises this option, the Revenue Share Rate will increase to 93 percent for the remainder of the term of the Search Agreement, unless the Company exercises its option to retain the Company’s sales exclusivity, in which case the Revenue Share Rate would be reduced to 83 percent for the remainder of the term. If Microsoft does not exercise such option, the Revenue Share Rate will be 90 percent for the remainder of the term of the Search Agreement. In the transitioned markets, the Company reports as revenue the 88 percent revenue share as the Company is not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft.

As of December 31, 2011 and September 30, 2012, the Company had collected a total amount of $66 million and $70 million, respectively, on behalf of Microsoft and Affiliates, which was included in cash and cash equivalents with a corresponding liability in accrued expenses and other current liabilities. The Company’s uncollected 88 percent share in connection with the Search Agreement was $203 million and $237 million as of December 31, 2011 and September 30, 2012, respectively, which is included in accounts receivable, net.

Under the Search Agreement, for each market, Microsoft generally guarantees Yahoo!’s revenue per search (“RPS Guarantee”) on Yahoo! Properties only for 18 months after the transition of paid search services to Microsoft’s platform in that market. In the fourth quarter of 2011, Microsoft agreed to extend the RPS Guarantee in the U.S. and Canada through March 2013. The RPS Guarantee is calculated based on the difference in revenue per search (“RPS”) between the pre-transition and post-transition periods and certain other factors. The Company records the RPS Guarantee as search revenue in the quarter the amount becomes fixed, which would typically be the quarter in which the associated shortfall in revenue per search occurred.

The Company completed the transition of its algorithmic and paid search platforms to the Microsoft platform in the U.S. and Canada in the fourth quarter of 2010. In 2011, the Company completed the transition of algorithmic search in all other markets and the transition of paid search in India. In the second quarter of 2012, the Company completed the transition of paid search in certain EMEA markets, including the United Kingdom, France, and Germany. During October 2012, the Company transitioned paid search in several additional markets. The Company has recently determined to re-evaluate the schedule for the transition of paid search in the remaining markets in order to work with Microsoft on improving the RPS in the transitioned markets. The market-by-market transition of the Company’s paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through 2013, and possibly into 2014.

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft will also reimburse the Company for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. The Company’s results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $53 million and $164 million for the three and nine months ended September 30, 2011, and $17 million and $51 million for the three and nine months ended September 30, 2012, respectively. Search operating cost reimbursements began during the quarter ended March 31, 2010 and will, subject to specified exclusions and limitations, continue until the Company has fully transitioned to Microsoft’s platform.

The Company’s results for the three and nine months ended September 30, 2011 reflect transition cost reimbursements from Microsoft under the Search Agreement that were equal to the transition costs of $4 million and $27 million, respectively, incurred by Yahoo! related to the Search Agreement in the three and nine months ended September 30, 2011. During the third quarter of 2011, the Company’s cumulative transition costs exceeded Microsoft’s $150 million reimbursement cap under the Search Agreement. Transition costs the Company incurs in excess of the $150 million reimbursement cap are not subject to reimbursement.

Reimbursement receivables are recorded as the reimbursable costs are incurred and are applied against the operating expense categories in which the costs were incurred. As of December 31, 2011, a total of $238 million of reimbursable expenses related to 2011 had been incurred by the Company related to the Search Agreement. Of that amount, $16 million had not been received from Microsoft and was classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of December 31, 2011. For the third quarter of 2012, a total of $17 million of search operating cost reimbursements had been incurred by the Company related to the Search Agreement. Of that amount, $6 million had not been received from Microsoft and was classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of September 30, 2012.

Note 16 SUBSEQUENT EVENTS

Closure of Korea Business. On October 18, 2012, the Company began notifying employees whose employment will be terminated as a result of the Company’s plan to close its Korean business by December 31, 2012. The decision is part of the Company’s effort to streamline its operations and focus its resources. Approximately 200 employees will be terminated as part of the closure of the Korean business.

The Company expects to incur pre-tax cash charges related to its plan to close its Korean business for severance pay expenses, lease and other contract termination charges. Total charges are expected to include these cash charges and also non-cash charges related to the write-off of goodwill and other assets related to its Korea business. The Company expects it will incur pre-tax cash charges of approximately $5 million related to severance pay expenses and approximately $2 million related to lease termination charges. The Company also expects to recognize pre-tax non-cash charges related to goodwill and other asset impairments totaling approximately $87 million. The Company expects to recognize the majority of the total pre-tax charges in the quarter ending December 31, 2012. The Company is unable at this time to estimate the other contract termination charges, the amount of total cash charges or the total charges it will incur.

Credit Facility. On October 19, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as Administrative Agent, and the other lenders party thereto from time to time. The Credit Agreement provides for a $750 million unsecured revolving credit facility for a term of 364 days, subject to extension for additional 364-day periods in accordance with the terms and conditions of the Credit Agreement. The Company may elect to increase the revolving credit facility by up to $250 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. There are no borrowings outstanding under the Credit Agreement as of the date of this filing. The proceeds from borrowings under the Credit Agreement, if any, are expected to be used for general corporate purposes. Borrowings under the Credit Agreement will bear interest at a rate equal to, at the Company’s option, either (a) a customary London interbank offered rate (a “Eurodollar Rate”), or (b) a customary base rate (a “Base Rate”), in each case plus an applicable margin. The applicable margin for borrowings under the Credit Agreement will be based upon the leverage ratio of the Company and range from 1.25 percent to 1.50 percent with respect to Eurodollar Rate borrowings and 0.25 percent to 0.50 percent with respect to Base Rate borrowings.

Stock Repurchase Transactions. From October 1, 2012 through November 8, 2012, the Company repurchased approximately 13 million shares of its common stock at an average price of $16.87 per share, for a total of $212 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology. This Report includes, among others, forward-looking statements regarding our:

•	expectations about revenue, including display, search, and other revenue;

•	expectations about growth in users;

•	expectations about operating expenses;

•	anticipated capital expenditures;

•	expectations about the implementation and the financial and operational impacts of our Search Agreement with Microsoft;

•	impact of recent acquisitions on our business and evaluation of, and expectations for, possible acquisitions of, or investments in, businesses, products, and technologies;

•	projections and estimates with respect to our restructuring activities and changes to our organizational structure;

•	expectations about the closure of our Korean operations;

•	expectations about the amount of unrecognized tax benefits, the adequacy of our existing tax reserves and future tax expenditures; and

•	expectations about positive cash flow generation and existing cash, cash equivalents, and investments being sufficient to meet normal operating requirements.

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

Initial Repurchase of Alibaba Group Holding Limited Ordinary Shares

On September 18, 2012 (the “Repurchase Closing Date”), Alibaba Group repurchased (the “Initial Repurchase”) 523 million of the 1,047 million ordinary shares of Alibaba Group (“Shares”) owned by us. The Initial Repurchase was made pursuant to the terms of the Share Repurchase and Preference Share Sale Agreement entered into by Yahoo! Inc., Alibaba Group and Yahoo! Hong Kong Holdings Limited, a Hong Kong corporation and wholly-owned subsidiary of Yahoo! Inc. (“YHK”) on May 20, 2012 (as amended on September 11, 2012, the “Repurchase Agreement”). We received $13.54 per Share, or approximately $7.1 billion in total consideration, for the 523 million Shares sold to Alibaba Group. Approximately $6.3 billion of the consideration was received in cash and $800 million was received in Alibaba Group preference shares (the “Alibaba Group Preference Shares”). This Initial Repurchase resulted in a pre-tax gain of approximately $4.6 billion for the three months ended September 30, 2012 which is included in other income, net on the condensed consolidated statements of income.

On the Repurchase Closing Date, Alibaba Group paid us $550 million in satisfaction of certain future royalty payments under our existing Technology and Intellectual Property License Agreement (“TIPLA”) with Alibaba Group. In addition, certain existing contractual limitations on our ability to compete in the People’s Republic of China were terminated.

Net cash proceeds after the payment of taxes and fees from the Initial Repurchase and the $550 million TIPLA payment were approximately $4.3 billion. We intend to return $3 billion of the after-tax proceeds to shareholders. This amount is in addition to the $646 million we have already returned to shareholders through share repurchases since the announcement of the Repurchase Agreement on May 20, 2012 through September 30, 2012.

At the time of an initial public offering of Alibaba Group meeting certain specified criteria (“Qualified IPO”), Yahoo! and YHK will sell, at Alibaba Group’s election (either directly to Alibaba Group or in the Qualified IPO), up to an additional 261.5 million of our remaining Shares. If Shares are sold back to Alibaba Group in the Qualified IPO, the purchase price per Share will be equal to the per share price in the Qualified IPO less specified fees and underwriter discounts.

See Note 4 — “Investments in Equity Interests” in the Notes to the condensed consolidated financial statements for additional information.

Closure of Korea Business. On October 18, 2012, we began notifying employees whose employment will be terminated as a result of our plan to close our Korean business by December 31, 2012. The decision is part of our effort to streamline our operations and focus our resources. Approximately 200 employees will be terminated as part of the closure of the Korean business.

We expect to incur pre-tax cash charges related to our plan to close our Korean business for severance pay expenses, lease and other contract termination charges. Total charges are expected to include these cash charges and also non-cash charges related to the write-off of goodwill and other assets related to our Korea business. We expect we will incur pre-tax cash charges of approximately $5 million related to severance pay expenses and approximately $2 million related to lease termination charges. We also expect to recognize pre-tax non-cash charges related to goodwill and other asset impairments totaling approximately $87 million. We expect to recognize the majority of the total pre-tax charges in the quarter ending December 31, 2012. We are unable at this time to estimate the other contract termination charges, the amount of total cash charges or the total charges we will incur.

Third Quarter Highlights

	Three Months Ended		Dollar Change	Nine Months Ended		Dollar Change
	September 30,			September 30,
Operating Highlights	2011	2012		2011	2012
	(In thousands)
Revenue	$1,216,665	$1,201,732	$(14,933)	$3,660,046	$3,640,759	$(19,287)
Income from operations	$177,254	$152,189	$(25,065)	$557,894	$376,378	$(181,516)

	Nine Months Ended		Dollar Change
	September 30,
Cash Flow Results	2011	2012
	(In thousands)
Net cash provided by operating activities	$892,472	$1,618,321	$725,849
Net cash provided by investing activities	$153,493	$5,002,336	$4,848,843
Net cash used in financing activities	$(1,095,474)	$(620,824)	$474,650

Our revenue decreased one percent for both the three and nine months ended September 30, 2012 compared to the same periods in 2011. This can be attributed primarily to a decrease in other revenue, which was partially offset by an increase in search revenue. Income from operations decreased 14 percent and 33 percent for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decrease in income from operations is due to the decline in revenue as well as an increase in operating expenses primarily driven by an increase in restructuring charges of $27 million and $151 million for the three and nine months ended September 30, 2012, respectively.

Cash generated by operating activities is a measure of the cash productivity of our business model. Our operating activities in the nine months ended September 30, 2012 generated adequate cash to meet our operating needs. Cash, cash equivalents, and investments in marketable debt securities were $9.4 billion at September 30, 2012 compared to $2.5 billion at December 31, 2011, an increase of $6.9 billion. The increase is due to cash proceeds, net of fees, of $6.2 billion received from the sale of Alibaba Group Shares and $550 million from the TIPLA payment. This was partially offset by the repurchase of approximately 46 million shares of our outstanding common stock for $716 million during the nine months ended September 30, 2012.

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

Under the Search Agreement, for each market, Microsoft generally guarantees Yahoo!’s revenue per search (“RPS Guarantee”) on Yahoo! Properties only for 18 months after the transition of paid search services to Microsoft’s platform in that market. In the fourth quarter of 2011, Microsoft agreed to extend the RPS Guarantee in the U.S. and Canada through March 2013. The RPS Guarantee is calculated based on the difference in revenue per search (“RPS”) between the pre-transition and post-transition periods and certain other factors. We record the RPS Guarantee as search revenue in the quarter the amount becomes fixed, which is typically the quarter in which the associated shortfall in revenue per search occurred. If the RPS Guarantee is not renewed prior to its expiration on March 31, 2013, we currently anticipate that our revenue, cash flows and income will be negatively impacted.

Under the Search Agreement, Microsoft agreed to reimburse us for certain transition costs up to an aggregate total of $150 million during the first three years of the Search Agreement. Our results for the three and nine months ended September 30, 2011 reflect transition cost reimbursements from Microsoft under the Search Agreement that were equal to transition costs of $4 million and $27 million, respectively, incurred by Yahoo! related to the Search Agreement in the those periods. During the third quarter of 2011, our cumulative transition costs exceeded Microsoft’s $150 million reimbursement cap under the Search Agreement. Transition costs we incur in excess of the $150 million reimbursement cap are not subject to reimbursement.

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft will also reimburse us for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. The Company’s results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $53 million and $164 million for the three and nine months ended September 30, 2011, and $17 million and $51 million for the three and nine months ended September 30, 2012, respectively. The global transition of the algorithmic and paid search platforms to Microsoft’s platform and the migration of the paid search advertisers and publishers to Microsoft’s platform are being done on a market by market basis. Search operating cost reimbursements are expected to decline as we fully transition all markets and, in the long term, the underlying expenses are not expected to be incurred under our cost structure.

We completed the transition of our algorithmic and paid search platforms to the Microsoft platform in the U.S. and Canada in the fourth quarter of 2010. In 2011, we completed the transition of algorithmic search in all other markets and the transition of paid search in India. In the second quarter of 2012, we completed the transition of paid search in certain EMEA (Europe, Middle East, and Africa) markets, including the United Kingdom, France, and Germany. During October 2012, we transitioned paid search in several additional markets. We have recently determined to re-evaluate the schedule for the transition of paid search in the remaining markets in order to work with Microsoft on improving the RPS in the transitioned markets. The market-by-market transition of our paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through 2013, and possibly into 2014.

We record receivables for the reimbursements as costs are incurred and apply them against the operating expense categories in which the costs were incurred. Of the total amounts incurred during the year ended December 31, 2011, total reimbursements of $16 million not yet received from Microsoft were classified as part of prepaid expenses and other current assets on our condensed consolidated balance sheets as of December 31, 2011. For the third quarter of 2012, a total of $17 million of search operating cost reimbursements had been incurred by us related to the Search Agreement. Of that amount, $6 million had not been received from Microsoft and was classified as part of prepaid expenses and other current assets on our condensed consolidated balance sheets as of September 30, 2012.

See Note 15 — “Search Agreement with Microsoft Corporation” in the Notes to the condensed consolidated financial statements for additional information.

Results of Operations

Revenue by groups of similar services were as follows (dollars in thousands):

	Three Months Ended September 30,				Percent Change	Nine Months Ended September 30,				Percent Change
	2011	(*)	2012	(*)		2011	(*)	2012	(*)
Display	$502,102	42%	$506,002	42%	1%	$1,548,262	42%	$1,552,191	43%	0%
Search	466,785	38%	472,537	39%	1%	1,388,580	38%	1,403,903	38%	1%
Other	247,778	20%	223,193	19%	(10)%	723,204	20%	684,665	19%	(5)%

Total revenue	$1,216,665	100%	$1,201,732	100%	(1)%	$3,660,046	100%	$3,640,759	100%	(1)%

(*)	Percent of total revenue.

Operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Dollar Change	Percent Change
	2011	(*)	2012	(*)
Cost of revenue — TAC	$144,991	12%	$112,829	9%	$(32,162)	(22)%
Cost of revenue — Other	$239,002	20%	$282,081	23%	$43,079	18%
Sales and marketing	$290,520	24%	$269,272	22%	$(21,248)	(7)%
Product development	$229,230	19%	$217,301	18%	$(11,929)	(5)%
General and administrative	$129,954	11%	$135,249	11%	$5,295	4%
Amortization of intangibles	$8,435	1%	$8,084	1%	$(351)	(4)%
Restructuring charges, net	$(2,721)	0%	$24,727	2%	$27,448	N/	M

	Nine Months Ended September 30,				Dollar Change	Percent Change
	2011	(*)	2012	(*)
Cost of revenue — TAC	$447,918	12%	$393,945	11%	$(53,973)	(12)%
Cost of revenue — Other	$720,017	20%	$814,513	22%	$94,496	13%
Sales and marketing	$832,827	23%	$827,450	23%	$(5,377)	(1)%
Product development	$683,558	19%	$645,407	18%	$(38,151)	(6)%
General and administrative	$384,674	11%	$395,637	11%	$10,963	3%
Amortization of intangibles	$25,067	1%	$27,893	1%	$2,826	11%
Restructuring charges, net	$8,091	0%	$159,536	4%	$151,445	N/	M

(*)	Percent of total revenue.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Cost of revenue — Other	$956	$2,363	$2,479	$7,871
Sales and marketing	16,759	19,876	42,829	59,954
Product development	21,093	17,050	64,296	54,329
General and administrative	12,139	22,077	35,507	44,749
Restructuring expense reversals, net	—	—	(1,278)	(3,429)

Total stock-based compensation expense	$50,947	$61,366	$143,833	$163,474

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

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2011	September 30, 2012	Percent Change	September 30, 2011	September 30, 2012	Percent Change
Revenue by segment:
Americas	$791,240	$843,731	7%	$2,418,209	$2,501,515	3%
EMEA	148,494	96,473	(35)%	465,145	358,534	(23)%
Asia Pacific	276,931	261,528	(6)%	776,692	780,710	1%

Total revenue	$1,216,665	$1,201,732	(1)%	$3,660,046	$3,640,759	(1)%

	Three Months Ended				Nine Months Ended
	September 30, 2011	September 30, 2012	Percent Change		September 30, 2011	September 30, 2012	Percent Change
TAC by segment:
Americas	$37,493	$41,289	10%		$115,038	$130,154	13%
EMEA	52,197	17,399	(67)%		167,357	97,248	(42)%
Asia Pacific	55,301	54,141	(2)%		165,523	166,543	1%

Total TAC	$144,991	$112,829	(22)%		$447,918	$393,945	(12)%

Revenue ex-TAC by segment:
Americas	$753,747	$802,442	6%		$2,303,171	$2,371,361	3%
EMEA	96,297	79,074	(18)%		297,788	261,286	(12)%
Asia Pacific	221,630	207,387	(6)%		611,169	614,167	0%

Total revenue ex-TAC	$1,071,674	$1,088,903	2%		$3,212,128	$3,246,814	1%

Direct costs by segment(1):
Americas	174,697	189,345	8%		508,637	550,080	8%
EMEA	42,761	39,167	(8)%		124,135	120,665	(3)%
Asia Pacific	61,006	56,329	(8)%		170,057	164,068	(4)%
Global operating costs(2)(3)	415,507	396,269	(5)%		1,224,169	1,228,686	0%
Restructuring charges, net	(2,721)	24,727	N/	M	8,091	159,536	N/	M
Depreciation and amortization	152,223	169,511	11%		474,034	480,498	1%
Stock-based compensation expense	50,947	61,366	20%		145,111	166,903	15%

Income from operations	$177,254	$152,189	(14)%		$557,894	$376,378	(33)%

N/M = Not meaningful

(1)

Direct costs for each segment include cost of revenue—other, as well as other operating expenses that are directly attributable to the segment such as employee compensation expense (excluding stock-based compensation expense), local sales and marketing expenses, and facilities expenses. Beginning in 2012, marketing and customer advocacy costs are managed locally and included as direct costs for each segment. Prior period amounts have been revised to conform to the current presentation.

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

(3)	The net cost reimbursements from Microsoft pursuant to the Search Agreement are primarily included in global operating costs.

Revenue

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

Display Revenue. Display revenue for the three months ended September 30, 2012 increased by one percent compared to the same period in 2011. Display revenue for the nine months ended September 30, 2012 was flat compared to the same period in 2011. For the three months ended September 30, 2012, our year-over-year increase can be attributed to the inclusion of display revenue from an acquisition in the fourth quarter of 2011 in the Americas region. This increase was partially offset by a decline in display revenue due to a continued downturn in the economy in the EMEA region. For the three and nine months ended September 30, 2012, Display

Page Views decreased 7 percent and 5 percent, respectively, and revenue per Display Page View increased 3 percent and 5 percent, respectively, compared to the same periods in 2011 due to the increase in display revenue and decrease in Display Page Views as discussed above.

Search Revenue. Search revenue for both the three and nine months ended September 30, 2012 increased by one percent compared to the same periods in 2011. Search revenue increased in both periods due to increased search revenue in the Americas region which resulted from an increase in sponsored search on Yahoo! Properties, as well as a higher RPS Guarantee payment. The increase was partially offset by decreased Affiliate search revenue in the EMEA region as well as the required change in GAAP revenue presentation for transitioned markets from a gross to a net (after TAC) basis. For the three and nine months ended September 30, 2012, Search Page Views decreased 16 percent and 13 percent, respectively, compared to the same periods in 2011. For the three and nine months ended September 30, 2012, revenue per Search Page View increased 20 percent and 17 percent, respectively, compared to the same periods in 2011, due to the factors discussed above.

Other Revenue. Other revenue includes listings-based services revenue, transaction revenue, and fees revenue. Other revenue for the three and nine months ended September 30, 2012 decreased by 10 percent and 5 percent, respectively, compared to the same periods in 2011. The decreases, for the three and nine months ended September 30, 2012, are primarily attributable to a decline in revenue from certain of our broadband access partnerships in the Americas region. This decline is partially offset by an increase in the Americas region due to new and amended partner deals, as well as an increase in royalty revenue.

Revenue ex-TAC by Segment

Americas. Americas revenue ex-TAC for the three and nine months ended September 30, 2012 increased $49 million, or 6 percent, and $68 million, or 3 percent, respectively, as compared to the same periods in 2011. For the three and nine months ended September 30, 2012, our year-over-year increase in Americas revenue ex-TAC was primarily attributable to increases in search revenue ex-TAC offset by decreases in other revenue ex-TAC. Search revenue ex-TAC increased due to increases in sponsored search on Yahoo! Properties. Other revenue ex-TAC decreased primarily due to a decline in revenue from certain of our broadband access partnerships. This decline is partially offset by an increase in the Americas region due to new and amended partner deals, as well as an increase in royalty revenue.

Revenue ex-TAC in the Americas accounted for approximately 74 percent and 73 percent of total revenue ex-TAC for the three and nine months ended September 30, 2012, respectively, compared to 70 percent and 72 percent for the three and nine month ended September 30, 2011, respectively.

EMEA. EMEA revenue ex-TAC for the three and nine months ended September 30, 2012 decreased $17 million, or 18 percent, and $37 million, or 12 percent, respectively, as compared to the same periods in 2011. For the three and nine months ended September 30, 2012, the year-over-year declines in EMEA revenue ex-TAC were primarily related to decreased search and display revenue ex-TAC. Search revenue ex-TAC declined due to loss of Affiliates in the region and traffic quality initiatives conducted by Yahoo!. Display revenue ex-TAC on Yahoo! Properties also declined in the region.

Revenue ex-TAC in EMEA accounted for approximately 7 percent and 8 percent of total revenue ex-TAC for the three and nine months ended September 30, 2012, respectively, compared to 9 percent for both the three and nine months ended September 30, 2011.

Asia Pacific. Asia Pacific revenue ex-TAC for the three months ended September 30, 2012 decreased $14 million, or 6 percent, as compared to the same period in 2011. The decrease was primarily due to a decline in fees revenue in Australia and New Zealand. Revenue ex-TAC for the nine months ended September 30, 2012, remained flat as compared to the same period in 2011.

Revenue ex-TAC in Asia Pacific accounted for approximately 19 percent of total revenue ex-TAC for both the three and nine months ended September 30, 2012, compared to 21 percent and 19 percent for the three and nine months ended September 30, 2011, respectively.

Operating Costs and Expenses

Operating costs and expenses consist of cost of revenue — traffic acquisition costs (“TAC”); cost of revenue — other; sales and marketing; product development; general and administrative; amortization of intangible assets; and restructuring charges, net.

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

The changes in operating costs and expenses for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	TAC	Facilities	Other	Total
Cost of revenue — TAC	$—	$—	$—	$(32,162)	$—	$—	$(32,162)
Cost of revenue — Other	4,139	14,621	7,458	—	(11)	16,872	43,079
Sales and marketing	(312)	206	43	—	1,434	(22,619)	(21,248)
Product development	(20,194)	(3,638)	10,366	—	1,786	(249)	(11,929)
General and administrative	9,793	68	(228)	—	(3,015)	(1,323)	5,295
Amortization of intangibles	—	—	(351)	—	—	—	(351)
Restructuring charges, net	—	—	—	—	—	27,448	27,448

Total	$(6,574)	$11,257	$17,288	$(32,162)	$194	$20,129	$10,132

The changes in operating costs and expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	TAC	Facilities	Other	Total
Cost of revenue — TAC	$—	$—	$—	$(53,973)	$—	$—	$(53,973)
Cost of revenue — Other	16,298	51,696	4,860	—	951	20,691	94,496
Sales and marketing	47,193	56	(797)	—	2,415	(54,244)	(5,377)
Product development	(25,595)	(8,940)	5,100	—	(4,838)	(3,878)	(38,151)
General and administrative	618	1,445	(5,526)	—	1,352	13,074	10,963
Amortization of intangibles	—	—	2,826	—	—	—	2,826
Restructuring charges, net	—	—	—	—	—	151,445	151,445

Total	$38,514	$44,257	$6,463	$(53,973)	$(120)	$127,088	$162,229

Compensation Expense. Total compensation expense decreased $7 million and increased $39 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. For the three months ended September 30, 2012, the decrease is primarily attributable to lower salaries in the product development function as a result of reduced headcount related to the Q2’12 Restructuring Plan. This is offset by an increase in stock-based compensation expense due to charges recorded for executive separations. For the nine months ended September 30, 2012, the increase is primarily attributable to higher stock-based compensation expense related to charges for executive separations, the impact of awards granted in the second half of 2011 offset by lower Employee Stock Purchase Plan expense due to lower estimated contributions as well as lower salaries in the product development function as a result of reduced headcount related to the Q2’12 Restructuring Plan. Excluding the impact of Microsoft reimbursements, compensation expense for the three and nine months ended September 30, 2012 decreased $20 million and increased $2 million, respectively, compared to the same periods of 2011. Microsoft reimbursements decreased $13 million and $37 million, respectively, during the three and nine months ended September 30, 2012, compared to the same periods of 2011. The decrease in Microsoft reimbursements for the three and nine months ended September 30, 2012 was due to the transition of paid search to the Microsoft platform in additional countries.

Information Technology. Information technology expense increased $11 million and $44 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increase in information technology expense for the three and nine months ended September 30, 2012 was primarily attributable to decreased Microsoft reimbursements of $16 million and $51 million, respectively, compared to the same periods of 2011. Excluding the impact of Microsoft reimbursements, information technology expense for the three and nine months ended September 30, 2012 decreased $5 million and $7 million, respectively, compared to the same periods of 2011. The decrease in Microsoft reimbursements for the three and nine months ended September 30, 2012 was due to the transition of paid search to the Microsoft platform in additional countries.

Depreciation and Amortization. Depreciation and amortization expense increased $17 million and $6 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increase for the three and nine months ended September 30, 2012 is primarily attributable to an increase in write-offs of fixed assets, an increase in depreciation related to fixed asset additions, and increased amortization of intangibles related to an acquisition we completed in the fourth quarter of 2011. This increase was partially offset by a decrease in depreciation expense for fully depreciated assets acquired in prior years. Excluding the impact of Microsoft reimbursements, depreciation and amortization expense for the three and nine months ended September 30, 2012 increased $12 million and decreased $10 million, respectively, compared to the same periods of 2011. Microsoft reimbursements decreased $5 million and $16 million, respectively, during the three and nine months ended September 30, 2012, compared to the same periods of 2011. The decrease in Microsoft reimbursements for the three and nine months ended September 30, 2012 was due to the transition of paid search to the Microsoft platform in additional countries.

TAC. TAC decreased $32 million and $54 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. For the three and nine months ended September 30, 2012, the decrease in TAC is primarily attributable to the change in the recording of TAC associated with the transition of paid search in the EMEA region to Microsoft’s search platform. This decline is partially offset by an increase in display TAC in the Americas region resulting from an acquisition we completed in the fourth quarter of 2011.

Facilities and Other Expenses. Facilities and other expenses increased $20 million and $127 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011. Excluding the impact of Microsoft reimbursements, facilities and other expenses for the three and nine months ended September 30, 2012 increased $18 million and $118 million, respectively, primarily due to increases in restructuring charges of $27 million and $151 million for the three and nine months ended September 30, 2012, respectively. These increases were offset by decreased marketing expenses of $18 million and $40 million for the three and nine months ended September 30, 2012, respectively. The increase in facilities and other expenses for the three and nine months ended September 30, 2012 was also attributable to decreased Microsoft reimbursements of $2 million and $9 million compared to the same periods of 2011. The decrease in Microsoft reimbursements for the three and nine months ended September 30, 2012 was due to the transition of paid search to the Microsoft platform in additional countries.

Direct Costs by Segment

Americas. For the three and nine months ended September 30, 2012, direct costs attributable to the Americas segment increased $15 million, or 8 percent, and $41 million, or 8 percent, respectively, compared to the same periods in 2011. For the three and nine months ended September 30, 2012, the year-over-year increases in direct costs were primarily due to higher compensation and content costs offset by lower marketing costs.

EMEA. For the three and nine months ended September 30, 2012, direct costs attributable to the EMEA segment decreased $4 million, or 8 percent, and $3 million, or 3 percent, respectively, as compared to the same periods in 2011. For the three months ended September 30, 2012, the decline was primarily due to decreased compensation costs in the region. For the nine months ended September 30, 2012, the decline was primarily due to decreased compensation costs and marketing expenses in the region.

Asia Pacific. For the three and nine months ended September 30, 2012, direct costs attributable to the Asia Pacific segment decreased $5 million, or 8 percent, and $6 million, or 4 percent, respectively, compared to the same periods in 2011. For the three and nine months ended September 30, 2012, the year-over-year decreases were primarily due to decreased marketing expenses.

Restructuring Charges, Net. Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Employee severance pay and related costs, net	$(2,571)	$11,467	$6,340	$106,194
Non-cancelable lease, contract termination, and other charges, net	(150)	11,436	3,029	16,309
Other non-cash charges	—	1,824	—	40,462

Sub-total before reversal of stock-based compensation expense	(2,721)	24,727	9,369	162,965
Reversal of stock-based compensation expense for forfeitures	—	—	(1,278)	(3,429)

Restructuring charges, net	$(2,721)	$24,727	$8,091	$159,536

2011 and Prior Restructuring Plans. Prior to and into 2011, we implemented workforce reductions, a strategic realignment, and consolidation of certain real estate facilities and data centers to reduce our cost structure, align resources with our product strategy and improve efficiency. During the three months ended September 30, 2011, we recorded total pre-tax cash charges of $2 million in severance, facility, and other related costs. The pre-tax cash charges were offset by a reversal of $5 million for adjustments to original estimates. Of the $3 million in net reversals recorded in the three months ended September 30, 2011, $1 million related to the Americas segment and $2 million related to the EMEA segment. During the nine months ended September 30, 2011, we recorded total pre-tax cash charges of $19 million in severance, facility, and other related costs. The pre-tax cash charges were offset by a reversal of $11 million for adjustments to original estimates. Of the $8 million in restructuring charges, net recorded in the nine months ended September 30, 2011, $9 million related to net charges in the Americas segment and $1 million related to net reversals in the EMEA segment.

During the three and nine months ended September 30, 2012, we recorded total pre-tax cash charges of $2 million and $10 million, respectively, in severance, facility, and other related costs, the majority of which related to the Americas segment.

As of September 30, 2012, the aggregate outstanding restructuring liability related to the 2011 and prior restructuring plans was approximately $33 million, most of which relate to non-cancelable lease costs that we expect to pay over the terms of the related obligations, which extend to the second quarter of 2017.

Q2’12 Restructuring Plan. During the second quarter of 2012, we began implementing the Q2’12 Restructuring Plan. During the three months ended September 30, 2012, we recorded total pre-tax cash charges of $35 million in severance and facility related costs and $2 million in non-cash facility and other asset impairment charges. Those total pre-tax charges were offset by a reversal of $14 million for adjustments to original estimates in severance related costs primarily as a result of redeployments and voluntary resignations of employees prior to their planned severance dates. Of the $23 million in restructuring charges, net recorded in the three months ended September 30, 2012, $11 million related to the Americas segment and $12 million related to the EMEA segment.

During the nine months ended September 30, 2012, we recorded total pre-tax cash charges of $127 million in severance and facility related costs and $40 million in non-cash facility and other asset impairment charges. The total pre-tax charges during the nine months ended September 30, 2012 were offset by a reversal of $17 million for adjustments to original estimates. Of the $150 million in restructuring charges, net recorded in the nine months ended September 30, 2012, $97 million related to the Americas segment, $47 million related to the EMEA segment, and $6 million related to the Asia Pacific segment.

As of September 30, 2012, the aggregate outstanding restructuring liability related to the Q2’12 Restructuring Plan was $52 million, most of which relates to severance related costs that we expect will be substantially paid by the fourth quarter of 2013. The remaining liability relates to non-cancelable lease costs that we expect to pay over the terms of the related obligations, which extend to the fourth quarter of 2021.

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

The effective tax rate reported for the three months ended September 30, 2012 was 37 percent compared to 29 percent for the same period in 2011. The effective tax rate for the three months ended September 30, 2012 was higher than in 2011 primarily due to the U.S. taxes on the sale of Alibaba Group Shares. In connection with a review of our cash position and anticipated cash needs for investment in our core business, including potential acquisitions and capital expenditures, and stock repurchases, we are undertaking a one-time repatriation of cash from certain of our consolidated foreign subsidiaries. This distribution will be completed by the end of the fourth quarter of 2012 and resulted in a net tax benefit of approximately $135 million during the three months ended September 30, 2012 since the foreign tax credits associated with the distribution are greater than the tax due on the distribution of the foreign earnings. Taxes have not been provided on the remaining undistributed foreign earnings, principally $1.9 billion related to our corporate joint venture with Yahoo Japan, as they will continue to be indefinitely reinvested going forward. If such earnings were to be remitted in the future, any additional U.S. tax cost incurred by us would be offset by at least an equivalent amount of foreign tax credits.

The effective tax rate reported for the nine months ended September 30, 2012 was 37 percent compared to 28 percent for the same period in 2011. The rate in 2011 was lower than the U.S. federal statutory rate primarily due to tax reserve reductions attributed to favorably settled tax audits and a shift of the geographic mix of earnings. The effective tax rate for the nine months ended September 30, 2012 was higher than in 2011 primarily due to the U.S. taxes on the gain on the sale of Alibaba Group Shares.

We are in various stages of examination and appeal in connection with all of our tax audits worldwide, which generally span tax years 2005 through 2011. We believe that we have adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Our gross amount of unrecognized tax benefits as of September 30, 2012 is $715 million, of which $709 million is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of September 30, 2012 increased by $182 million from the recorded balance as of December 31, 2011. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions related to multinational income tax issues are expected to be resolved in the foreseeable future. As a result, it is reasonably possible that the unrecognized tax benefits could be reduced by up to approximately $90 million in the next twelve months.

Earnings in Equity Interests. Earnings in equity interests for the three and nine months ended September 30, 2012 was $175 million and $527 million, respectively, compared to $159 million and $350 million for the same periods in 2011. The increases for the three and nine months ended September 30, 2012 were primarily due to improved financial performance for Alibaba Group. We expect the amounts recognized as earnings in equity interests to decline in the fourth quarter of 2012 and beyond due to the reduction of our ownership interest in Alibaba Group from approximately 42 percent to approximately 24 percent in the quarter ended September 30, 2012. See Note 4 — “Investments in Equity Interests” in the Notes to the condensed consolidated financial statements for additional information.

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

Liquidity and Capital Resources

	December 31, 2011	September 30, 2012
	(Dollars in thousands)
Cash and cash equivalents	$1,562,390	$7,560,400
Short-term marketable debt securities	493,189	852,816
Long-term marketable debt securities	474,338	1,013,555

Total cash, cash equivalents, and marketable debt securities	$2,529,917	$9,426,771

Percentage of total assets	17%	46%

	Nine Months Ended September 30,
Cash Flow Highlights	2011	2012
	(In thousands)
Net cash provided by operating activities	$892,472	$1,618,321
Net cash provided by investing activities	$153,493	$5,002,336
Net cash used in financing activities	$(1,095,474)	$(620,824)

Our operating activities for the nine months ended September 30, 2012 generated adequate cash to meet our operating needs. As of September 30, 2012, we had cash, cash equivalents, and marketable debt securities totaling $9.4 billion, compared to $2.5 billion at December 31, 2011. The increase is due to cash proceeds, net of fees, of $6.2 billion received from the sale of Alibaba Group Shares and $550 million from the TIPLA payment. This was partially offset by the repurchase of approximately 46 million shares of our outstanding common stock for $716 million during the nine months ended September 30, 2012. We estimate that we will pay approximately $2.5 billion in taxes related to the Initial Repurchase by Alibaba Group, the majority of which will be paid in the fourth quarter of 2012.

Net cash proceeds after the payment of taxes and fees from the Initial Repurchase and the $550 million TIPLA payment were approximately $4.3 billion. We intend to return $3 billion of the after-tax proceeds to shareholders. This amount is in addition to the $646 million we have already returned to shareholders through share repurchases since the announcement of the Repurchase Agreement on May 20, 2012 through September 30, 2012.

Our foreign subsidiaries held $799 million of our total $9.4 billion of cash and cash equivalents and marketable debt securities as of September 30, 2012. During the three months ended September 30, 2012, we recorded the tax effect of a one-time distribution of earnings from certain foreign subsidiaries. After this distribution, cumulative earnings remaining in our consolidated foreign subsidiaries and the related potential tax effect of repatriation is not material to the financial statements.

On October 19, 2012, we entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as Administrative Agent, and the other lenders party thereto from time to time. The Credit Agreement provides for a $750 million unsecured revolving credit facility for a term of 364 days, subject to extension for additional 364-day periods in accordance with the terms and conditions of the Credit Agreement. We may elect to increase the revolving credit facility by up to $250 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. There are no borrowings outstanding under the Credit Agreement as of the date of this filing. The proceeds from borrowings under the Credit Agreement, if any, are expected to be used for general corporate purposes. Borrowings under the Credit Agreement will bear interest at a rate equal to, at our option, either (a) a customary London interbank offered rate (a “Eurodollar Rate”), or (b) a customary base rate (a “Base Rate”), in each case plus an applicable margin. The applicable margin for borrowings under the Credit Agreement will be based upon the leverage ratio of the Company and range from 1.25 percent to 1.50 percent with respect to Eurodollar Rate borrowings and 0.25 percent to 0.50 percent with respect to Base Rate borrowings.

We expect to continue to generate positive cash flows from operations for the fourth quarter of 2012. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable debt securities, together with any cash generated from operations and borrowings under the Credit Agreement, will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.

See Note 9 — “Investments” in the Notes to the condensed consolidated financial statements for additional information.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, working capital changes, and non-operating gains from sales of investments. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense, non-cash restructuring charges, tax benefits from stock-based awards, excess tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. Cash provided by operating activities was lower than net income in the nine months ended September 30, 2012 due to non-cash items included in net income and changes in working capital.

During the nine months ended September 30, 2012, cash provided by investing activities was primarily attributable to the sale of Alibaba Group Shares. In the nine months ended September 30, 2012, we received proceeds from sales and maturities of marketable debt securities of $936 million and cash proceeds, net of fees, of $6.2 billion received from the sale of Alibaba Group Shares which was offset by purchases of marketable debt securities of $1.8 billion and the investment of $356 million in net capital expenditures. During the nine months ended September 30, 2011, cash used in investing activities was primarily attributable to cash used for net capital expenditures and net acquisitions, offset by net proceeds from the sales and maturities of marketable debt securities. In the nine months ended September 30, 2011, we received net proceeds from sales, maturities, and purchases of marketable debt securities of $681 million and proceeds from sale of investments of $21 million, which was offset by the investment of $463 million in net capital expenditures, $69 million for net acquisitions, and $11 million to purchase intangible assets.

Cash used in financing activities is driven by stock repurchases offset by employee stock option exercises and employee stock purchases. Our cash proceeds from employee stock option exercises and employee stock purchases were $116 million for the nine months ended September 30, 2012, compared to $107 million for the same period of 2011. During the nine months ended September 30, 2012, we used $716 million in the direct repurchase of approximately 46 million shares of common stock at an average price of $15.43 per share. We used $48 million for tax withholding payments related to net share settlements of restricted stock units. During the nine months ended September 30, 2011, we used $1.2 billion in the direct repurchase of approximately 82 million shares of common stock at an average price of $14.62 per share. We used $36 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding related reacquisitions of shares of restricted stock.

Capital expenditures

Capital expenditures have generally been comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $356 million for the nine months ended September 30, 2012, compared to $463 million in the same period of 2011.

Contractual obligations and commitments

Leases. We have entered into various non-cancelable operating and capital lease agreements for office space and data centers globally for original lease periods up to 13 years, expiring between 2012 and 2022.

A summary of lease commitments as of September 30, 2012 is as follows (in thousands):

	Gross Operating Lease Commitments	Capital Lease Commitment
Three months ending December 31, 2012	$38,072	$2,177
Years ending December 31,
2013	131,530	8,570
2014	105,238	8,099
2015	81,226	8,031
2016	45,812	8,272
2017	31,233	8,520
Due after 5 years	37,882	13,984

Total gross lease commitments	$470,993	$57,653

Less: interest	—	(19,430)

Net lease commitments	$470,993	$38,223

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, we are obligated to make payments, which represent TAC, to our Affiliates. As of September 30, 2012, these commitments totaled $97 million, of which $22 million will be payable in the remainder of 2012 and $75 million will be payable in 2013.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $32 million through 2023.

Income Taxes. As of September 30, 2012, unrecognized tax benefits of $709 million, including interest and penalties, are recorded on our condensed consolidated balance sheets. As of September 30, 2012, the settlement period for our income tax liabilities cannot be determined.

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

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, as of September 30, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in a $7 million and $20 million decrease in the fair value of our available-for-sale debt securities as of December 31, 2011 and September 30, 2012, respectively.

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

Transaction Exposure. Our exposure to foreign currency transaction gains and losses is the result of assets and liabilities (including intercompany transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported condensed consolidated financial position, cash flows and results of operations. We may enter into derivative instruments, such as foreign currency forward contracts or other instruments to minimize the impact of the short-term foreign currency fluctuations on such assets and liabilities. The gains and losses on the forward contracts may not offset any or more than a portion of the transaction gains and losses on certain foreign currency receivables, investments and payables recognized in earnings. Transaction gains and losses on these foreign exchange contracts are recognized each period in other income, net included on the condensed consolidated statements of income. We had a net realized and unrealized foreign currency transaction loss of $1 million for the three months ended September 30, 2012 and a gain of $3 million for the nine months ended September 30, 2012. Our net realized and unrealized foreign currency transaction gains were $2 million and $3 million for the three and nine months ended September 30, 2011. As of September 30, 2012, we had two outstanding forward contracts with notional value equivalents of approximately $76 million and $400 million, respectively, which will mature on October 31, 2012 and March 28, 2013, respectively. On October 31, 2012, we entered into a new forward contract with a notional value equivalent to approximately $70 million, which will mature on January 31, 2013.

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

Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and nine months ended September 30, 2011, revenue ex-TAC for the Americas segment for the three and nine months ended September 30, 2012 would have been higher than we reported by $4 million and $8 million, respectively; revenue ex-TAC for the EMEA segment would have been higher than we reported by $7 million and $15 million, respectively; and revenue ex-TAC for the Asia Pacific segment would have been higher than we reported by $7 million and $8 million, respectively. Using the foreign currency exchange rates from the three and nine months ended September 30, 2011, direct costs for the Americas segment for the three and nine months ended September 30, 2012 would have been higher than we reported by $2 million and $4 million, respectively; direct costs for the EMEA segment would have been higher than we reported by $4 million and $7 million, respectively; and direct costs for the Asia Pacific segment would have been higher than we reported by $2 million and $3 million respectively.

Investment Exposure

We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable debt securities and equity instruments of public and private companies.

Our cash and marketable debt securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of September 30, 2011 and 2012, net unrealized gains and losses on these investments were not material.

Alibaba Group Preference Shares Exposure. To estimate the fair value, we performed benchmarking by comparing the terms and conditions of the Alibaba Group Preference Shares to dividend rates, subordination terms, and credit ratings of those of similar type instruments. The credit rating of Alibaba Group, general business conditions, and market rates could materially affect the fair value of the Alibaba Group Preference Shares.

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

We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 29, 2012, as set forth below. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, as updated in our subsequent Quarterly Reports on Form 10-Q.

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

For the three months ended September 30, 2012, 81 percent of our total revenue came from display and search advertising. Our ability to continue to retain and grow display and search revenue depends upon:

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

Under our Search Agreement with Microsoft, Microsoft is the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites for the transitioned markets. The parties commenced implementation of the Search Agreement on February 23, 2010. The transition process is complex and requires the expenditure of significant time and resources by us. We have completed the transition of our algorithmic search platform to the Microsoft platform in all markets, and have completed transition of paid search in several markets. We have recently determined to re-evaluate the schedule for the transition of paid search in the remaining markets in order to work with Microsoft on improving the RPS in the transitioned markets. The market-by-market transition of our paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through 2013, and possibly into 2014. Delays or difficulties in, or disruptions and inconveniences caused by, the transition process could result in the loss of advertisers, publishers, Affiliates, and employees, as well as delays in recognizing or reductions in the anticipated benefits of the transaction, any of which could negatively impact our business and operating results.

Under the Search Agreement, Microsoft generally guarantees Yahoo!’s revenue per search (“RPS Guarantee”) on Yahoo! Properties for 18 months after the transition of paid search services to Microsoft’s platform in a particular market. In the fourth quarter of 2011, Microsoft agreed to extend the RPS Guarantee in the U.S. and Canada through March 2013. The RPS Guarantee is calculated based on the difference in revenue per search between the pre-transition and post-transition periods and certain other factors. To date, there has been a gap in revenue per search between pre-transition and post-transition periods and Microsoft has been making payments under the RPS Guarantee to compensate for the difference. To the extent the RPS Guarantee payments we receive do not fully offset any shortfall relating to revenue per search in transitioned markets or the RPS Guarantee in transitioned markets expires before the gap in revenue per search is closed, our search revenue and profitability would decline. Notwithstanding any RPS Guarantee payments that we may receive, our competitors may increase revenue, profitability and market share at a higher rate than us.

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

Recent changes to our executive management team, including the appointment of a new Chief Executive Officer and Chief Financial Officer, and the potential for additional changes to our management, organizational structure, and strategic business plan may cause speculation and uncertainty regarding our future business strategy and direction. These changes may cause or result in:

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

We create, own, and maintain a wide array of intellectual property assets, including copyrights, patents, trademarks, trade dress, trade secrets, and rights to certain domain names, which we believe are collectively among our most valuable assets. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark, and other laws of the U.S. and other countries of the world, and through contractual provisions. However, the efforts we have taken to protect our intellectual property and proprietary rights might not be sufficient or effective at stopping unauthorized use of those rights. Protection of the distinctive elements of Yahoo! might not always be available under copyright law or trademark law, or we might not discover or determine the full extent of any unauthorized use of our copyrights and trademarks in order to protect our rights. In addition, effective trademark, patent, copyright, and trade secret protection might not be available or cost-effective in every country in which our products and media properties are distributed or made available through the Internet. Changes in patent law, such as changes in the law regarding patentable subject matter, could also impact our ability to obtain patent protection for our innovations. In particular, a recent amendment to the U.S. patent law may affect our ability to protect our innovations and defend against claims of patent infringement. Further, given the costs of obtaining patent protection, we might choose not to protect (or not to protect in some jurisdictions) certain innovations that later turn out to be important. There is also a risk that the scope of protection under our patents may not be sufficient in some cases or that existing patents may be deemed invalid or unenforceable. With respect to maintaining our trade secrets, we have entered into confidentiality agreements with most of our employees and contractors, and confidentiality agreements with many of the parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. However, these agreements might be breached and our trade secrets might be compromised by outside parties or by our employees, which could cause us to lose any competitive advantage provided by maintaining our trade secrets.

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

A number of U.S. federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Websites or user content that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and the CDA in conducting our business. If these or other laws or judicial interpretations are changed to narrow their protections, or if international jurisdictions refuse to apply similar provisions in foreign lawsuits, we will be subject to greater risk of liability, our costs of compliance with these regulations or to defend litigation may increase, or our ability to operate certain lines of business may be limited. The Children’s Online Privacy Protection Act is intended to impose restrictions on the ability of online services to collect some types of information from children under the age of 13. In addition, Providing Resources, Officers, and Technology to Eradicate Cyber Threats to Our Children Act of 2008 (“PROTECT Act”) requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Other federal, state or international laws and legislative efforts designed to protect children on the Internet may impose additional requirements on us. U.S. export control laws and regulations impose requirements and restrictions on exports to certain nations and persons and on our business.

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

We host and provide a wide variety of services and technology products that enable and encourage individuals and businesses to exchange information; upload or otherwise generate photos, videos, text, and other content; advertise products and services; conduct business; and engage in various online activities both domestically and internationally. As a publisher of original content, we may be subject to claims such as copyright, libel, defamation or improper use of publicity rights, as well as other infringement claims such as plagiarism. The law relating to the liability of providers of online services and products for activities of their users is currently unsettled both within the U.S. and internationally. Claims have been threatened and brought against us for defamation, negligence, breaches of contract, plagiarism, copyright or trademark infringement, unfair competition, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information which we publish or to which we provide links or that may be posted online or generated by us or by third parties, including our users. In addition, we have been and may again in the future be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions. Defense of any such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner.

We arrange for the distribution of third-party advertisements to third-party publishers and advertising networks, and we offer third-party products, services, or content, such as stock quotes and trading information, under the Yahoo! brand or via distribution on Yahoo! Properties. We may be subject to claims concerning these products, services, or content by virtue of our involvement in marketing, branding, broadcasting, or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services, or content. While our agreements with respect to these products, services, and content may provide that we will be indemnified against such liabilities, the ability to receive such indemnification may be disputed, could result in substantial costs to enforce or defend, and depends on the financial resources of the other party to the agreement, and any amounts received might not be adequate to cover our liabilities or the costs associated with defense of such proceedings.

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

The benefits of the Alibaba Group Repurchase Agreement or the Alipay Framework Agreement may not be realized.

On September 18, 2012, we closed the initial share repurchase transaction contemplated by our May 20, 2012 Repurchase Agreement with Alibaba Group and YHK. See Note 4—“Investments in Equity Interests” in the Notes to the condensed consolidated financial statements. The anticipated future benefits of the Repurchase Agreement may not be realized as a result of uncertainty regarding the future valuation of Alibaba Group and uncertainty regarding if and when there will be an initial public offering of Alibaba Group’s ordinary shares.

On July 29, 2011, we entered into a Framework Agreement with Alibaba Group, Softbank Corp., a Japanese corporation, Alipay.com Co., Ltd. (“Alipay”), APN Ltd., a company organized under the laws of the Cayman Islands (“IPCo”), Zhejiang Alibaba E-Commerce Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Holdco”), Jack Ma Yun, Joseph C. Tsai and certain security holders of Alipay or HoldCo as joinder parties. See Note 4—“Investments in Equity Interests” in the Notes to the condensed consolidated financial statements. Pursuant to the terms of the Framework Agreement, the parties agreed upon the consideration to be received by Alibaba Group for the restructuring of Alipay and the ongoing relationship between Alipay and Alibaba Group and its subsidiaries. The closing contemplated by the Framework Agreement occurred in December 2011. Alibaba Group may not realize the anticipated benefits of the Framework Agreement as a result of the failure of Alipay to generate significant royalty and software technology services fees payable to Alibaba Group; the possibility that a liquidity event of Alipay does not occur; the failure or inability of IPCo to pay its promissory note in accordance with its terms; and uncertainties concerning the laws and regulations of the People’s Republic of China (the “PRC”) and the PRC regulatory environment.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended September 30, 2012, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $14.65 to $16.22 per share and the closing sale price on October 31, 2012 was $16.84 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results, announcements and implementations of technological innovations or new services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; general economic conditions; and the current and anticipated future operating performance and valuation of Alibaba Group and Yahoo Japan Corporation in which we have equity investments.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended September 30, 2012 was as follows:

Period	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s) (*)
July 1 — July 31, 2012	11,245,369	$15.61	11,245,369	$4,903,792
August 1 — August 31, 2012	942,708	$15.72	942,708	$4,888,968
September 1 — September 30, 2012	—	$—	—	$4,888,968

Total	12,188,077	$15.62	12,188,077

(*)

During the three months ended September 30, 2012 shares were repurchased under both the June 2010 and May 2012 repurchase programs. In June 2010, our Board authorized a stock repurchase program with an authorized level of $3 billion. The June 2010 repurchase program, which by its terms would have expired in June 2013, was exhausted during the third quarter of 2012. In May 2012, our Board of Directors authorized an additional stock repurchase program with an authorized level of $5 billion. The May 2012 program, according to its terms, will expire in June 2015 unless revoked earlier by the Board of Directors. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

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

YAHOO! INC.

Dated: November 8, 2012	By:	/s/ MARISSA A. MAYER
Marissa A. Mayer Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2012	By:	/s/ KEN GOLDMAN
Ken Goldman Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.7	First Amendment to Share Repurchase and Preference Share Sale Agreement, by and between Alibaba Group Holding Limited, the Registrant, and Yahoo! Hong Kong Holdings Limited, dated as of September 11, 2012 (previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed September 19, 2012 and incorporated herein by reference).

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A within the Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between the Registrant and Equiserve Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2005 and incorporated herein by reference)).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A filed December 20, 2010 and incorporated herein by reference).

4.1*	Form of the Registrant’s Common Stock certificate.

10.3(A)+*	Yahoo! Inc. 1996 Employee Stock Purchase Plan.

10.3(B)+*	Form of Enrollment Agreement under the Yahoo! Inc. 1996 Employee Stock Purchase Plan.

10.10+*	Summary of Compensation Payable to Named Executive Officers.

10.18(B)+	Notice of Stock Option Grant and Stock Option Award Agreement, dated July 26, 2012, between the Registrant and Ross B. Levinsohn (previously filed as Exhibit 10.18(B) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012).

10.18(C)+	Restricted Stock Unit Award Agreement, dated July 26, 2012, between the Registrant and Ross B. Levinsohn (previously filed as Exhibit 10.18(C) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012).

10.18(D)+	Separation Agreement, dated July 30, 2012, between the Registrant and Ross B. Levinsohn (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 30, 2012 and incorporated herein by reference).

10.22(A)+	Employment Offer Letter, dated July 16, 2012, between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 19, 2012 and incorporated herein by reference).

10.22(B)+	Restricted Stock Unit Award Agreement (CEO Make-Whole Grant), dated July 26, 2012, between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.22(B) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012).

10.22(C)+	Form of Restricted Stock Unit Award Agreement (CEO Retention and Annual Grants), between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.22(C) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012).

10.23+	Employment Offer Letter, dated September 23, 2012, between the Registrant and Kenneth Goldman (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 25, 2012 and incorporated herein by reference).

10.24+	Employment Offer Letter, dated October 15, 2012, between the Registrant and Henrique de Castro (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2012 and incorporated herein by reference).

10.25+	Separation Agreement, dated October 16, 2012, between Yahoo! Inc. and Timothy R. Morse (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 17, 2012 and incorporated herein by reference).

10.26	Credit Agreement, dated as of October 19, 2012, by and among the Registrant, the initial lenders named therein, Citibank, N.A., as Administrative Agent, HSBC Bank USA, National Association as Syndication Agent and Citigroup Global Markets Inc. and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Bookrunners (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 22, 2012 and incorporated herein by reference).

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.

32*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

Exhibit Number	Description

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.