Form 10-K
period 2012-12-31
YAHOO INC
filed 2013-03-01
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 29, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s common stock, as reported on the NASDAQ Global Select Market was $15,665,361,526. Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of February 15, 2013 was 1,101,295,389.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2013 Annual Meeting of Shareholders—Part III Items 10, 11, 12, 13, and 14.

YAHOO! INC.

Form 10-K

Fiscal Year Ended December 31, 2012

The trademarks and/or registered trademarks of Yahoo! Inc. and its subsidiaries referred to herein include, but are not limited to, Yahoo!, Y!, IntoNow, interclick, Flickr, Right Media, omg!, Shine, Sportacular, Cocktails, Mojito, Genome, Stamped, Rivals, MarketDash, Yahoo! Search BOSS, Citizen Sports and their respective logos. Other names are trademarks and/or registered trademarks of their respective owners.

Part I

Item 1.	Business

OVERVIEW

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!,” the “Company,” “we,” or “us”), is a global technology company focused on making the world’s daily habits inspiring and entertaining. We provide a variety of products and services, many of them personalized, including search, content, and communications tools—all daily habits for hundreds of millions of users, on the Web and on mobile devices. The majority of our product offerings are available in more than 45 languages and in 60 countries, regions, and territories.

We create value for advertisers and their brands by connecting them with targeted audiences of users through their daily habits. Advertisers can build their businesses through advertising to these targeted audiences on our online properties and services (“Yahoo! Properties”), or through our distribution network of third-party entities (“Affiliates”) who integrate our advertising offerings into their Websites or other offerings (those Websites and other offerings, “Affiliate sites”).

We generate revenue principally from display advertising on Yahoo! Properties and some Affiliate sites and from search advertising on Yahoo! Properties and Affiliate sites. Additionally, we generate revenue from other sources including listings-based services, facilitating commercial transactions, royalties, and consumer and business fee-based services.

Yahoo! has a storied history that has evolved with the Internet, beginning in 1994 when our founders, Jerry Yang and David Filo, then graduate students at Stanford University, created Jerry and Dave’s Guide to the World Wide Web, a simple directory of websites to help people navigate the Internet. Yahoo! was incorporated in 1995 and is a Delaware corporation. We completed our initial public offering on April 12, 1996, and our stock is listed on the Nasdaq Global Select Market under the symbol “YHOO.” Yahoo! is headquartered in Sunnyvale, California, and is a global company—with offices in more than 30 countries, regions and territories.

EXECUTIVE LEADERSHIP

Since the beginning of 2012, we have made key changes to enhance our executive leadership team. Marissa Mayer became our Chief Executive Officer and President on July 17, 2012. Today, the management team reporting to the Chief Executive Officer is:

•	Ron Bell—became General Counsel and Secretary on August 13, 2012;

•	Jackie Reses—became Executive Vice President of People and Development on September 7, 2012;

•	Kathy Savitt—became Chief Marketing Officer on September 14, 2012;

•	Ken Goldman—became Chief Financial Officer on October 22, 2012;

•	Adam Cahan—became Senior Vice President of Mobile & Emerging Products on October 25, 2012;

•	Henrique de Castro—became Chief Operating Officer on November 12, 2012;

•	Jay Rossiter—became Executive Vice President of Cloud Platforms on November 13, 2012;

•	David Filo—Co-Founder and Chief Yahoo;

•	David Dibble—Executive Vice President of Central Technology;

•	Scott Burke—Senior Vice President, Display Advertising and Advertising Technology; and

•	Laurence Mann—Senior Vice President, Search.

Since the beginning of 2012, we also made significant additions to our Board of Directors. Currently, our Board of Directors is composed of:

•	Marissa Mayer, our CEO; Alfred Amoroso, our Chairman of the Board; John Hayes; Susan James; Max Levchin; Peter Liguori; Daniel Loeb; Thomas McInerney; Harry Wilson; Maynard Webb; and Michael Wolf.

2012 BUSINESS HIGHLIGHTS

During 2012, we focused our attention on people and products—laying the foundation that we believe will make Yahoo! an incredible place to work, and a company known for product excellence. Selected highlights of 2012 are:

•

Products. We launched a new and improved version of Yahoo! Mail, making it faster, easier to use and available across the Web and on Windows 8, iPhone/iPod touch and Android. We also redesigned the Flickr application for iPhone and iPod touch, making it easier to capture, share and discover photos. The new Flickr application allows users to share photos by e-mail, with the Flickr community and via your social network of choice, including Facebook, Twitter or Tumblr.

•

Talent. We focused on hiring top talent, including a new talented and experienced management team. We also acquired two mobile application developers, Stamped and OnTheAir, accelerating our efforts to build an exceptional team of mobile engineers, product managers and designers. Our employees and culture are fundamental to our success, and attracting the best people to Yahoo! is critical. We are focused on a number of initiatives aimed at making Yahoo! the absolute best place to work. In 2012, we introduced rigorous hiring protocols; quarterly performance reviews for all employees; aggressive quarterly and annual goals for the company, for teams, and for individuals; a new product-readiness process for launches; internal feedback tools for new products; smartphones and higher performance laptops for all employees; free food worldwide; an employee-driven system for improving processes and efficiency; and weekly all-hands meetings to communicate transparently and accountably on the most important issues facing the company. These efforts have been executed quickly and we believe improved our culture and made Yahoo! a better place to work.

•

Advertising Solutions. We launched Genome from Yahoo!, an online advertising solution that combines data from Yahoo! and other online sources to help marketers more directly target the audiences who matter most to their businesses.

•

Content Partnerships. We signed a number of deals to bring our users the most compelling content on the Web, across categories and devices. We announced cross-platform content distribution and promotion agreements with Clear Channel, CNBC, NBC Sports, Spotify and Wenner Media. Yahoo! also launched omg! Insider, a multi-platform entertainment news series that combines the popularity of CBS Television’s The Insider with the online reach of omg!. Yahoo!’s agreements with Facebook launched a new advertising partnership, extended and expanded distribution arrangements, and settled all pending patent claims between Yahoo! and Facebook.

•

Compelling Original Content. We continued to innovate on Yahoo! Screen, introducing new programming such as Electric City (created by and starring Tom Hanks), comedy hit series Burning Love (produced by Ben Stiller’s Red Hour Digital) and Cybergeddon (by Anthony Zuiker, creator of CSI).

•

Shareholder Value. We closed the initial sale of our shares of Alibaba Group Holding Limited (“Alibaba Group”). At the closing, we received approximately $7.1 billion in total consideration for the 523 million ordinary shares we sold to Alibaba Group. Approximately $6.3 billion of our consideration was received in cash and $800 million was received in Alibaba Group preference shares. At the closing, we also received a payment of $550 million in satisfaction of certain future royalty payments under our existing Technology and Intellectual Property License Agreement with Alibaba Group. We previously announced plans to return to our shareholders $3.65 billion in after-tax proceeds, or approximately 85 percent of the net cash proceeds we received. We have returned $2.1 billion to our shareholders through share repurchases from May 20, 2012, the date we announced the share repurchase agreement, through December 31, 2012.

We strive to create great value for our users, advertisers and publishers, and developers—the three primary groups that we serve with our products and services.

USER OFFERINGS

Yahoo! is positioning its products and services to be at the center of the world’s digital daily habits—everyday activities our users perform for all kinds of reasons: information, education, entertainment, amusement, discovery or even an improved quality of life. We are focused on building excellent products that not only enable these daily activities, but also make them more inspiring and entertaining. Our user offerings include:

Yahoo.com

Yahoo! is a starting point that brings together the most relevant content and functionality from across the Web, including original Yahoo! content. We offer a majority of these services free of charge to our users around the world. On our content properties, we generate revenue from display and search advertising, as well as fee-based services. Many of our properties are also available in mobile-optimized versions for display on mobile phones and tablet devices, or available as native applications for iOS, Android and Windows phones.

Yahoo! Search is available free to our users and often serves as the starting point from which they navigate the Internet to find and discover information that matters to them. Yahoo! Search provides users with a free search capability, offering rich search results ranked and organized based on relevance to each user’s search query. Sponsored search results are a subset of the overall search results and provide links to paying advertisers’ Web pages.

Under our Search and Advertising Services and Sales Agreement (“Search Agreement”) with Microsoft Corporation (“Microsoft”), Microsoft is the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliates sites. Yahoo! continues to develop and launch features around the results to enhance the search experience for our users. These features include Search Direct, rich results, contextual search results, site filters, related topic suggestions and more.

Yahoo! Search is evolving to allow users to find the right information at the right time, whether by entering keywords in a search box or by discovering search-powered experiences wherever they are online. Yahoo! currently offers Yahoo! Search experiences and applications across connected devices, including PCs, tablets and mobile phones.

Yahoo! News provides original, premium, partner, and syndicated news via text, photos, and video to engage users with wide-ranging, up-to-the-minute coverage and analysis into topical news events. In addition, we have a number of key content partnerships in place, including partnerships with ABC News, CNBC, and NBC Sports.

Yahoo! Sports serves one of the largest audiences of digital sports enthusiasts in the world. Yahoo! Sports is anchored by Fantasy Sports, editorial reporting, real-time scores, statistics and breaking news, coverage of the biggest global sports events, and premium college sports coverage through our Rivals publisher network. With award-winning writers, a leading fantasy platform and live game tracking, Yahoo! Sports delivers experiences for every fan, every day. Our coverage of the 2012 London Games yielded more page views than we received for any of our prior coverage of the Olympic Games. During 2012 we also released several new products and innovations, including:

•	A rebuilt Sportacular application for mobile, which brings fans scores, statistics and play-by-play for their favorite teams; and

•	New mobile products for MLB, NFL and NBA Fantasy (as well as a new relationship with the NBA as the official Fantasy game of NBA.com).

Yahoo! Finance provides a comprehensive set of financial data, information, and tools that helps users make informed financial decisions. Yahoo! Finance features a robust content offering that is a mix of original editorial and syndicated news via relationships with several third-party providers. Yahoo! Finance offers mobile solutions, including our dedicated Yahoo! Finance iPhone and Android applications and MarketDash for iPad.

Yahoo! Entertainment and Lifestyles is a collection of properties focused on emerging trends and information in popular culture, women’s issues, and media. Yahoo! omg!, Movies, TV and Music are leading destinations for celebrity gossip, movie, music, and TV premieres, and awards coverage. Yahoo Shine! is targeted to women and provides tips, features and in-depth analysis in areas such as health, fashion, careers and parenting.

Yahoo! Video provides original, premium and third-party news, finance, sports, entertainment, and lifestyle video content distributed in contextually relevant experiences across the Yahoo! network. Yahoo! Video includes Yahoo! Screen, a video destination site where videos from across the Yahoo! network are aggregated and watched.

Yahoo! Toolbar is a Web browser add-on that conveniently enables users to access and preview Yahoo! Properties and third-party content via applications from anywhere on the Web.

Communications

In addition to bringing together personalized content and information consumed by hundreds of millions of users, we also provide communications tools to connect the world. These include:

Yahoo! Mail provides users with e-mail, instant messaging, and mobile text messaging as well as integrated Contacts and Calendar functionality. In addition to our free e-mail service, for a subscription fee, we offer Yahoo! Mail Plus, a premium e-mail service that provides features such as an interface free of display advertising. Yahoo! Mail is available on PCs, mobile phones and tablets.

Yahoo! Messenger is an instant messaging service that provides an interactive and personalized way for users to connect, communicate and share experiences on a real-time basis. Yahoo! also offers mobile applications for Yahoo! Messenger, including real-time video chat on mobile devices.

User-Generated Content

Our User-Generated Content products allow our users to create, share, and discover ideas, interests, and photography with the world.

Yahoo! Groups allows users to join groups based on shared interests and to access information such as message archives, photo albums, event calendars, and polls.

Yahoo! Answers is a service that enables users to discover and share opinions, experiences and knowledge around shared interests on both PCs and mobile devices.

Flickr is an online photo management and sharing service that makes it easy for users to upload, store, organize, and share their photos. In addition to the basic service, Flickr offers a fee-based service that includes unlimited storage and an advertising-free browsing and sharing interface. Yahoo! offers mobile applications for Flickr on both iPhone and Android devices.

Mobile & Emerging Products

With the rapid platform shift to mobile devices including phones and tablets, Yahoo! is focused on product excellence on both PCs and mobile devices. Many of our products are available across the mobile Web and as native mobile applications for iPhone, Android, and Windows 8. These offerings enable users to engage in their daily habits across devices, wherever they are and whenever they want. The monetization of these mobile offerings is driven primarily by display and search advertisements that users engage with during their mobile activities, an area where we are committed to innovation. In addition, we have invested in other early-stage emerging products, including:

IntoNow from Yahoo! makes watching TV more engaging, social, and fun with the touch of a button. IntoNow is a free, advertising-supported application available for iPhone, Android and iPad devices that identifies what users are watching (whether live or recorded) and enables commentary and discussions.

Yahoo! Connected TV is a software platform that enhances television through engaging interactive experiences. Yahoo! Connected TV is accessible on certain televisions of major manufacturers including Samsung and VIZIO. We generate revenue from this offering through advertising and an application store.

ADVERTISERS AND PUBLISHER OFFERINGS

Yahoo! recognizes that advertisers are looking for immersive digital experiences that allow them to make emotional connections with users. Advertisers seek partners that can provide smart solutions that address their business objectives, from high-impact branding campaigns that generate awareness among consumers to tactical campaigns that drive specific audiences to action. We have aligned our resources to move to an approach that focuses more on creating solutions to solve the challenges of each vertical advertiser category and drive results.

As one of the Web’s largest publishers and the owner of leading properties across multiple content categories, Yahoo! provides a canvas of contextually-relevant content and experiences where advertisers can connect with users in a meaningful way. We combine the engagement of these environments with a suite of offerings, which include precision targeting solutions, high-impact display opportunities, video and interactive advertising units, and reach across screens. We also provide advertisers with valuable insights about their customer base, and tools that leverage those insights for optimized program performance.

We pioneered digital ad formats such as the Yahoo! Mail Login Page, and have introduced new innovations this year with the launch of Smart Ads for Video, which dynamically tailor video ad content to users to optimize relevance and results. We also provide advertisers access to one of the largest concentrations of audiences and premium content on the Web. We do this by bringing quality publishers together through Yahoo! Network Plus (including AT&T, Verizon, Rogers, Monster, and Comcast) and the Right Media Exchange. The Right Media Exchange is Yahoo!’s ad platform for digital advertising companies, including differentiated ad networks, direct advertisers in our non-guaranteed marketplace, data providers, technology innovators, and global agencies. Our agreements with Microsoft and AOL allow ad networks operated by Yahoo!, Microsoft and AOL to offer each other’s premium non-guaranteed online display inventory to their respective advertising customers.

We work with high-quality publishers to attract new audiences and create engaging experiences across the Web. We monetize these experiences with a set of application programming interfaces (“APIs”) and tools to grow partner businesses. With these offerings, publishers are able to participate in the Yahoo! Search and Bing Unified Search Marketplaces as well as the Right Media Exchange for display advertising.

We generate revenue by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. Our marketing services include display advertising, search advertising, listing-based services, and commerce-based transactions.

DEVELOPER OFFERINGS

Powerful infrastructure and platforms help developers innovate and add new features rapidly and efficiently, delivering a fast and reliable experience across devices to our users around the world.

We provide many APIs that enable third-party developers, advertisers, agencies, publishers and designers to use Yahoo! products and services for their own software and application development. We believe that our open platforms enable developers and partners to build and incorporate new products and innovations that users want into their daily experiences.

We are committed to providing the developer community with solutions that solve their problems, enhance the development experience, and help them build products that become a central part of people’s daily digital habits. In doing so, we help position Yahoo! as a technical leader. To further support our developer community, Yahoo! hosts Hackdays and Hack U’s (for universities), where technicians can learn from each other, share code, and build the future. Since Yahoo! pioneered these events in 2006, we have held more than 65 events across eight countries.

Our product offerings for developers include:

Yahoo! Developer Network (“YDN”). The mission of the YDN is to inspire developers and to accelerate their innovation. Over 600,000 developers, including independent software vendors, publishers, advertisers, agencies, and designers, have joined YDN. The YDN site allows the developer community to interact, build and learn by leveraging Yahoo!’s platforms, APIs, tools, documentation, support and resources.

Cocktails (including Yahoo!’s Mojito), Yahoo!’s development platform for connected devices, is built on open industry standards (HTML5, CSS3, Node.JS, JavaScript). Its cross-platform programming environment enables a new class of multi-screen applications with native-like performance, built with minimal resource usage and maximum speed.

Yahoo! Query Language (“YQL”) is a simple but powerful language that enables developers to query, filter, and join data across different Web services. Traditionally, developers must locate the correct URLs and documentation for every Web service needed by an application, which is time consuming and complex. With YQL, developers can access and shape data across the Internet with one simple syntax, eliminating the need to learn how to access different APIs and making it possible for applications to run faster with fewer lines of code and a smaller network footprint.

Yahoo! User Interface (“YUI”) is a free, open source JavaScript and cascading style sheets (CSS) framework for building richly interactive Web applications. YUI is provided to users under a free license and is available on GitHub, which allows developers to maintain their own versions of the software as well as contribute to its further development.

Search BOSS is an open search Web services platform that enables developers, startups, and large Internet companies to build Web-scale search products. We have recently added BOSS Geo, which allows developers to make their applications more location-aware.

Yahoo! Flickr API provides programmatic access to the Flickr photo-sharing community. The Flickr API provides access to view, manipulate and search photo tags, display photos from a specific user or group and retrieve tags to construct URLs to particular photos or photo groups. Flickr also provides an Authentication API for applications that need to perform restricted actions.

PRODUCT DEVELOPMENT

Yahoo! continually launches, improves, and scales products and features to meet evolving user, advertiser, publisher, and developer needs. Most of our software products and features are developed internally by our employees. In some instances, however, we might purchase technology and license intellectual property rights if the opportunity is strategically aligned, operationally compatible, and economically advantageous. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe based on past experience and industry practice that such licenses generally could be obtained on commercially-

reasonable terms. We believe our continuing innovation and product development are not materially dependent upon any single license or other agreement with a third party relating to the development of our products.

Yahoo!’s Product Development organization includes a broad array of engineering talent that spans the breadth of our technology infrastructure. This includes deep expertise in scalable platforms, networking and communications technologies and presentation layer frameworks.

The Platforms organization provides much of the core technology that powers Yahoo!’s experiences worldwide and supports customer-facing products and properties. This core technology includes Cloud Services, Hadoop, Personalization and Targeting, Mobile and Presentation platform technologies, Consumer Platforms, Membership and all supporting development tools. The goal of our Platforms technology is to enable Yahoo! to create long-term differentiation by true personalization and relevance, built on top of a scalable, agile cloud infrastructure that unlocks value for our consumers and advertisers through our ability to collect, process, analyze and algorithmically transform large amounts of data into business value.

Yahoo!’s product teams include a broad array of engineering and product talent and support a large portion of the Yahoo! product portfolio and technology infrastructure. Our product teams have expertise in consumer applications (Web/Mobile), scalable software platforms, information retrieval, machine learning and science, editorial, networking/communications technologies, and presentation layer frameworks. Many of our teams use agile planning methodologies during the product development lifecycle and place a premium on product excellence and technology innovation.

Our product teams also include the Mobile & Emerging Products group that is responsible for our portfolio of mobile applications and services delivered across the globe. The Mobile & Emerging Products group includes Yahoo! Mail, Flickr and our other more popular products.

Our engineering and production teams are primarily located in our Sunnyvale, Calif. headquarters, Bangalore, India, and Beijing, China. Product development expenses for 2010, 2011, and 2012 totaled approximately $1 billion, $919 million, and $886 million, respectively, which included stock-based compensation expense of $107 million, $90 million, and $74 million, respectively.

GLOBAL OPERATIONS

We manage our business geographically. The primary areas of measurement and decision-making are Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. Additional information required by this item is incorporated herein by reference to Note 17—“Segments” of the Notes to the consolidated financial statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

We provide services in more than 45 languages and in 60 countries, regions, and territories, including localized versions of Yahoo! in Argentina, Australia, Austria, Brazil, Canada, Chile, China, Colombia, Egypt, France, Germany, Greece, Hong Kong, India, Indonesia, Ireland, Italy, Japan, Jordan, Kuwait, Malaysia, Mexico, the Netherlands, New Zealand, Peru, the Philippines, Russia, Saudi Arabia, Scandinavia (Denmark, Finland, Norway, and Sweden), Singapore, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, the United States, Venezuela, and Vietnam.

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

SALES

We maintain three primary channels for selling our advertising services: field, mid-market, and reseller/small business. Our field advertising sales team sells display advertising in all markets and search advertising services in non-transitioned markets to leading advertisers and agencies. Under the Search Agreement with Microsoft, our field advertising team also sells search advertising to premium advertisers in transitioned markets. Our mid-market channel sells our services to medium-sized businesses, while our reseller/small business channel enables us to sell advertising services to additional regional and small business advertisers. In 2013, we reorganized our U.S. sales force to provide one, customer-centric solution to our customers. We believe that this will allow us to provide the best solutions across all of our products based on a deeper understanding of our customers’ businesses.

In the U.S., we employ sales professionals in multiple locations, including Atlanta, Boston, Chicago, Dallas, Detroit, Hillsboro, Los Angeles, Miami, New York, Omaha, San Francisco, and Sunnyvale. In international markets, we either have our own internal sales professionals or rely on our established sales agency relationships in more than 50 countries, regions, and territories.

No individual customer represented more than 10 percent of our revenue in 2010, 2011, or 2012. Revenue under the Search Agreement represented more than 10 percent of our revenue during 2011 and 2012.

Internet usage is subject to seasonal fluctuations, typically declining during customary summer vacation periods and increasing during the fourth quarter holiday period due to higher online retail activity. These seasonal patterns have affected, and we expect will continue to affect, our business and quarterly sequential revenue growth rates.

MARKETING

Yahoo! is one of the most recognized brands in the world. Our products, services, and content enable us to attract, retain, and engage users, advertisers, publishers, and developers. Our marketing teams engage in each step of the development, deployment, and management of products and services, and in content design. Our marketing team will help shape our offerings to better market them to our potential and existing users.

COMPETITION

We face significant competition from integrated online media companies, social networking sites, traditional print and broadcast media, search engines, and various e-commerce sites. Our competitors include Google, Facebook, Microsoft, and AOL. Several of our competitors offer an integrated variety of Internet products, advertising services, technologies, online services and/or content that may compete for the attention of our users, advertisers, developers, and publishers. We also compete with these companies to obtain agreements with third parties to promote or distribute our services. In addition, we compete with social media and networking sites which are attracting an increasing share of users, users’ online time and online advertising dollars.

We compete with advertising networks, exchanges, demand side platforms and other platforms, such as Google AdSense, DoubleClick Ad Exchange, AOL’s Ad.com and Microsoft Media Network, as well as traditional media companies for a share of advertisers’ marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns.

In a number of international markets, especially those in Asia, Europe, the Middle East and Latin America, we face substantial competition from local Internet service providers and other portals that offer search, communications, and other commercial services and often have a competitive advantage due to dominant market share in their territories, greater local brand recognition, focus on a single market, familiarity with local tastes and preferences, or greater regulatory and operational flexibility.

Yahoo!’s competitive advantage centers on the fact that we make people’s daily digital habits more entertaining —this includes daily activities like communicating, searching, reading and sharing information. We believe our principal competitive strengths include the usefulness, accessibility, integration, and personalization of the online services that we offer; the quality, personalization, and presentation of our search results; and the overall user experience on our leading premium content properties and other Yahoo! Properties. Our principal competitive strengths relating to attracting advertisers and publishers are the reach, effectiveness, and efficiency of our marketing services as well as the creativity of the marketing solutions that we offer. “Reach” is the size of the audience and/or demographic that can be accessed through the Yahoo! network. “Effectiveness” for advertisers is the achievement of marketing objectives, which we support by developing campaigns, measuring the performance of these campaigns against their objectives, and optimizing their objectives across the Yahoo! network. “Effectiveness” for publishers is the monetization of their online audiences. “Efficiency” is the simplicity and ease of use of the services we offer advertisers and publishers.

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

EMPLOYEES

As of December 31, 2012, we had approximately 11,700 full-time employees. Our future success is substantially dependent on the performance of our senior management and key technical personnel, as well as our continuing ability to attract, maintain the caliber of, and retain highly qualified technical, executive, and managerial personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K and is incorporated herein by reference.

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

We face significant competition from integrated online media companies, social networking sites, traditional print and broadcast media, search engines, and various e-commerce sites. In a number of international markets, especially those in Asia, Europe, the Middle East and Latin America, we face substantial competition from local Internet service providers and other portals that offer search, communications, and other commercial services.

Several of our competitors offer an integrated variety of Internet products, advertising services, technologies, online services and content in a manner similar to Yahoo!. We compete against these and other companies to attract and retain users, advertisers, developers, and third-party Website publishers as participants in our Affiliate network, and to obtain agreements with third parties to promote or distribute our services. We also compete with social media and networking sites which are attracting a substantial and increasing share of users, users’ online time, and online advertising dollars.

In addition, several competitors offer products and services that directly compete for users with our offerings, including e-mail, search, sports, news and finance. Similarly, the advertising networks operated by our competitors or by other participants in the display marketplace offer advertising exchanges, ad networks, demand side platforms, ad serving technologies, sponsored search offerings, and other services that directly compete for advertisers with our offerings. We also compete with traditional print and broadcast media companies to attract domestic and international advertising spending. Some of our existing competitors and possible entrants may have greater brand recognition for certain products and services, more expertise in particular market segments, and greater operational, strategic, technological, financial, personnel, or other resources than we do. Many of our competitors have access to considerable financial and technical resources with which to compete aggressively, including by funding future growth and expansion and investing in acquisitions, technologies, and research and development. Further, emerging start-ups may be able to innovate and provide new products and services faster than we can. In addition, competitors may consolidate or collaborate with each other, and new competitors may enter the market. Some of our competitors in international markets have a substantial competitive advantage over us because they have dominant market share in their territories, are owned by local telecommunications providers, have greater local brand recognition, are focused on a single market, are more familiar with local tastes and preferences, or have greater regulatory and operational flexibility due to the fact that we may be subject to both U.S. and foreign regulatory requirements.

If our competitors are more successful than we are in developing and deploying compelling products or in attracting and retaining users, advertisers, publishers, developers, or distributors, our revenue and growth rates could decline.

We generate the majority of our revenue from display and search advertising, and the reduction in spending by or loss of current or potential advertisers would cause our revenue and operating results to decline.

For the twelve months ended December 31, 2012, 81 percent of our total revenue came from display and search advertising. Our ability to retain and grow display and search revenue depends upon:

•	maintaining and growing our user base and popularity as an Internet destination site;

•	maintaining the popularity of our existing products and introducing engaging new products;

•	maintaining and expanding our advertiser base on PCs and mobile devices;

•	broadening our relationships with advertisers to small- and medium-sized businesses;

•

successfully implementing changes and improvements to our advertising management platforms and obtaining the acceptance of our advertising management platforms by advertisers, Website publishers, and online advertising networks;

•	successfully acquiring, investing in, and implementing new technologies and strategic partnerships;

•	successfully implementing changes in our sales force, sales development teams, and sales strategy;

•	continuing to innovate and improve the monetization capabilities of our display advertising and mobile products;

•	effectively monetizing mobile and other search queries;

•	continuing to innovate and improve users’ search experiences;

•	maintaining and expanding our Affiliate program for search and display advertising services; and

•	deriving better demographic and other information about our users to enable us to offer better experiences to both our users and advertisers.

In most cases, our agreements with advertisers have a term of one year or less, and may be terminated at any time by the advertiser or by us. Search marketing agreements often have payments dependent upon usage or click-through levels. Accordingly, it is difficult to forecast display and search revenue accurately. In addition, our expense levels are based in part on expectations of future revenue, including occasional guaranteed minimum payments to our Affiliates in connection with search and/or display advertising, and are fixed over the short-term in some categories. The state of the global economy, growth rate of the online advertising market, and availability of capital has impacted and could further impact the advertising spending patterns of our existing and potential advertisers. Any reduction in spending by, or loss of, existing or potential advertisers would negatively impact our revenue and operating results. Further, we may be unable to adjust our expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall.

If we do not manage our operating expenses effectively, our profitability could decline.

We plan to continue to manage costs to better and more efficiently manage our business. However, our operating expenses might increase from their reduced levels as we expand our operations in areas of desired growth, continue to develop and extend the Yahoo! brand, fund product development, build data centers or acquire real property, and acquire and integrate complementary businesses and technologies. Our operating costs might also increase if we do not effectively manage costs as we transition markets under the Search Agreement and reimbursements from Microsoft under the Search Agreement decline or cease. In addition, weak economic conditions or other factors could cause our business to contract, requiring us to implement cost cutting measures. If our expenses increase at a greater pace than our revenue, or if we fail to effectively manage costs, our profitability will decline.

If we are unable to provide innovative search experiences and other products and services that generate significant traffic to our Websites, our business could be harmed, causing our revenue to decline.

Internet search is characterized by rapidly changing technology, significant competition, evolving industry standards, and frequent product and service enhancements. We currently deploy our own technology to provide paid search results on our network, except in markets where we have transitioned those services to Microsoft’s platform. Even after we complete the transition to Microsoft’s platform in all markets, we will need to continue to invest and innovate to improve our users’ search experience to continue to attract, retain, and expand our user base and paid search advertiser base.

We also generate revenue through other online products and services, such as Yahoo! Mail, and continue to innovate the products and services that we offer. The research and development of new, technologically advanced products is a complex process that requires significant levels of innovation and investment, as well as accurate anticipation of technology, market and consumer trends. If we are unable to provide innovative products and services which generate significant traffic to our Websites, our business could be harmed, causing our revenue to decline.

Risks associated with our Search Agreement with Microsoft may adversely affect our business and operating results.

Under our Search Agreement with Microsoft, Microsoft is the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites for the transitioned markets. Implementation of our Search Agreement with Microsoft commenced on February 23, 2010. We have completed the transition of our algorithmic search platform to the Microsoft platform in all markets, and have completed transition of paid search in several markets. We are continuing to work with Microsoft on transitioning paid search in the remaining markets. The market-by-market transition of our paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through 2013, and possibly into 2014. The transition process is complex and requires the expenditure of significant time and resources by us. Delays, difficulties, disruptions or inconveniences resulting from the transition process could result in the loss of advertisers, publishers, Affiliates, and employees, as well as delays in recognizing or reductions in the anticipated benefits of the transaction, any of which could negatively impact our business and operating results.

Under the Search Agreement, Microsoft generally guarantees Yahoo!’s revenue per search (“RPS Guarantee”) on Yahoo! Properties for 18 months after the transition of paid search services to Microsoft’s platform in a particular market. In the fourth quarter of 2011, Microsoft agreed to extend the RPS Guarantee in the U.S. and Canada through March 2013. The RPS Guarantee is calculated based on the difference in revenue per search between the pre-transition and post-transition periods and certain other factors. To date, there has been a gap in revenue per search between pre-transition and post-transition periods and Microsoft has been making payments under the RPS Guarantee to compensate for the difference. To the extent the RPS Guarantee payments we receive do not fully offset any shortfall relating to revenue per search in transitioned markets or the RPS Guarantee in transitioned markets expires before the gap in revenue per search is closed, our search revenue and profitability would decline. If the RPS Guarantee in the U.S. and Canada is not renewed prior to its expiration on March 31, 2013, we currently anticipate that our revenue, cash flows and income will be negatively impacted. Notwithstanding any RPS Guarantee payments that we may receive, our competitors may increase revenue, profitability, and market share at a higher rate than us.

More people are using devices other than a PC to access the Internet and are accessing new platforms to make search queries, and versions of our services developed for these devices might not gain widespread adoption by the devices’ users, manufacturers, or distributors or might fail to function as intended on some devices.

The number of people who access the Internet through devices other than a PC, including mobile telephones, smartphones, personal digital assistants, handheld computers such as tablets and netbooks, video game consoles, televisions, and set-top box devices has increased dramatically, and the trend is likely to continue. Our services were originally designed for rich, graphical environments such as those available on PCs. Limitations on the memory, resolution, functionality and display associated with many alternative devices may make the use of our products and services through such devices more difficult and versions of our products and services developed for those devices may not be compelling to users, manufacturers and distributors of alternative devices. Similarly, the licenses we have negotiated to present third-party content to PC users may not extend to users of alternative devices. In those cases, we may need to enter into new or amended agreements with the content providers in order to present a similar user-experience on the new devices. The content providers may not be willing to enter into such new or amended agreements on reasonable terms or at all. In addition, search queries are increasingly being undertaken via applications tailored to particular devices or social media platforms, which could affect our share of the search market over time.

As new devices and platforms are introduced, it is difficult to predict the problems we may encounter in adapting our services and developing creative new products and services. We expect to continue to devote significant resources to the creation, support, and maintenance of mobile products and services. If we are unable to successfully innovate new forms of Internet advertising for alternative devices, to attract and retain a substantial number of alternative device manufacturers, distributors, content providers, and users to our services, to develop products and technologies that are more compatible with alternative devices and platforms, or to earn adequate margins on revenues derived from these products and services, we will fail to capture opportunities as consumers and advertisers transition to a dynamic, multi-screen environment.

A key to our strategy is focusing on mobile devices. If we are unable to generate and grow our revenue on mobile or other alternative devices or incur excessive expenses attempting to attract such revenue, our financial condition and operating results could be harmed. If monetization stays at current levels and we see an increase in mobile search queries and deceleration of the growth of or decrease in desktop queries, our results may be adversely impacted.

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

Our future success depends in part on our ability to aggregate compelling content and deliver that content through our online properties. We license from third parties much of the content and services on our online properties, such as news items, stock quotes, weather reports, music videos, music radio, and maps. We believe that users will increasingly demand high-quality content and services, including music videos, film clips, news footage, and special productions. We may need to make substantial payments to third parties from whom we license or acquire such content or services. Our ability to maintain and build relationships with such third-party providers is critical to our success. In addition, as new methods for accessing the Internet become available, including through alternative devices, we may need to enter into amended agreements with existing third-party providers to cover the new devices. We may be unable to enter into new, or preserve existing, relationships with the third-parties whose content or services we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our third-party providers may increase the prices at which they offer their content and services to us, and potential providers may not offer their content or services to us at all, or may offer them on terms that are not agreeable to us. An increase in the prices charged to us by third-party providers could harm our operating results and financial condition. Further, because many of our content and services licenses with third parties are non-exclusive, other media providers may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo! from other businesses. If we are unable to license or acquire compelling content at reasonable cost, if other companies distribute content or services that are similar to or the same as that provided by us, or if we do not develop or commission compelling editorial content or personalization services, the number of users of our services may not grow as anticipated, or may decline, or users’ level of engagement with our services may decline, all or any of which could harm our operating results.

Our business depends on a strong brand, and failing to maintain or enhance the Yahoo! brands in a cost-effective manner could harm our operating results.

Maintaining and enhancing our brands is an important aspect of our efforts to attract and expand our user, advertiser, and Affiliate base. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in certain portions of the Internet market. Maintaining and enhancing our brands will depend largely on our ability to provide high-quality, innovative products and services, which we might not do successfully. We have spent and expect to spend considerable money and resources on the establishment and maintenance of our brands, as well as advertising, marketing, and other brand-building efforts to preserve and enhance consumer awareness of our brands. Our brands may be negatively impacted by a number of factors such as service outages, product malfunctions, data protection and security issues, exploitation of our trademarks by others without permission, and poor presentation or integration of our search marketing offerings by Affiliates on their sites or in their software and services.

Further, while we attempt to ensure that the quality of our brands is maintained by our licensees, our licensees might take actions that could impair the value of our brands, our proprietary rights, or the reputation of our products and media properties. If we are unable to maintain or enhance our brands in a cost-effective manner, or if we incur excessive expenses in these efforts, our business, operating results and financial condition could be harmed.

Our intellectual property rights are valuable, and any failure or inability to sufficiently protect them could harm our business and our operating results.

We create, own, and maintain a wide array of copyrights, patents, trademarks, trade dress, trade secrets, rights to domain names and other intellectual property assets which we believe are collectively among our most valuable assets. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark, and other laws of the U.S. and other countries of the world, and through contractual provisions. However, the efforts we have taken to protect our intellectual property and proprietary rights might not be sufficient or effective at stopping unauthorized use of those rights. Protection of the distinctive elements of Yahoo! might not always be available under copyright law or trademark law, or we might not discover or determine the full extent of any unauthorized use of our copyrights and trademarks in order to protect our rights. In addition, effective trademark, patent, copyright, and trade secret protection might not be available or cost-effective in every country in which our products and media properties are distributed or made available through the Internet. Changes in patent law, such as changes in the law regarding patentable subject matter, could also impact our ability to obtain patent protection for our innovations. In particular, recent amendments to the U.S. patent law may affect our ability to protect our innovations and defend against claims of patent infringement. Further, given the costs of obtaining patent protection, we might choose not to protect (or not to protect in some jurisdictions) certain innovations that later turn out to be important. There is also a risk that the scope of protection under our patents may not be sufficient in some cases or that existing patents may be deemed invalid or unenforceable. To help maintain our trade secrets, we have entered into confidentiality agreements with most of our employees and contractors, and confidentiality agreements with many of the parties with whom we conduct business, in order to limit access to and disclosure of our proprietary information. If these confidentiality agreements are breached it could compromise our trade secrets and cause us to lose any competitive advantage provided by those trade secrets.

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

We are regularly involved in claims, suits, government investigations, and other proceedings that may result in adverse outcomes.

We are regularly involved in claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, privacy, consumer protection, information security, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, stockholder derivative actions, purported class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. See Note 11—“Commitments and Contingencies” in the Notes to the condensed consolidated financial statements.

On November 28, 2012, the 49th Civil Court of the Federal District of Mexico City entered a non-final judgment of U.S. $2.75 billion against the Company and our subsidiary, Yahoo! Mexico, in a lawsuit brought by plaintiffs Worldwide Directories S.A. de C.V. and Ideas Interactivas, S.A. de C.V. We believe the plaintiffs’ claims are without legal or factual merit and the Company and Yahoo! Mexico have filed appeals from the judgment. We do not believe that it is probable the judgment will be sustained on appeal, and accordingly, we have not recorded an accrual for the judgment. The Company cannot predict the timing of a decision or assure the ultimate outcome of the appeals. The Company intends to vigorously pursue all of its appeals. If all of our appeals are ultimately unsuccessful, however, and we are required to pay all or a significant portion of the judgment, together with any potential additional damages, interests and costs, it would have a material adverse effect on our financial condition, results of operations and cash flows. We will also be required to record an accrual for the judgment if we should determine in the future that it is probable that we will be required to pay the judgment.

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

As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement and other claims, including those that may arise under international laws. In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights, or other third-party rights such as publicity and privacy rights, we could incur substantial monetary liability, or be required to enter into costly royalty or licensing agreements or be prevented from using such rights, which could require us to change our business practices in the future, hinder us from offering certain features, functionalities, products or services, require us to develop non-infringing products or technologies, and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party claims regardless of the merit of such claims. In addition, many of our agreements with our customers or Affiliates require us to indemnify them for some types of third-party intellectual property infringement claims, which could increase our costs in defending such claims and our damages. Furthermore, such customers and Affiliates may discontinue the use of our products, services, and technologies either as a result of injunctions or otherwise. The occurrence of any of these results could harm our brands or have an adverse effect on our business, financial position, operating results, and cash flows.

A variety of new and existing U.S. and foreign government laws and regulations could subject us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices.

We are subject to numerous U.S. and foreign laws and regulations covering a wide variety of subject matters. New laws and regulations, changes in existing laws and regulations or the interpretation of them, our introduction of new products, or an extension of our business into new areas, could increase our future compliance costs, make our products and services less attractive to our users, or cause us to change or limit our business practices. We may incur substantial expenses to comply with laws and regulations or defend against a claim that we have not complied with them. Further, any failure on our part to comply with any relevant laws or regulations may subject us to significant civil or criminal liabilities, penalties, and negative publicity.

The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, security, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, billing, real estate, consumer protection, accessibility, content regulation, quality of services, law enforcement demands, telecommunications, mobile, television, and intellectual property ownership and infringement in many instances is unclear or unsettled. Further, the application to us or our subsidiaries of existing laws regulating or requiring licenses for certain businesses of our advertisers can be unclear. U.S. export control laws and regulations also impose requirements and restrictions on exports to certain nations and persons and on our business. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country.

The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for caching, hosting, listing or linking to, third-party Websites or user content that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and the CDA in conducting our business, and may be adversely impacted by future legislation and future judicial decisions altering these safe harbors or if international jurisdictions refuse to apply similar protections. The Children’s Online Privacy Protection Act is intended to impose restrictions on the ability of online services to collect some types of information from children under the age of 13. In addition, Providing Resources, Officers, and Technology to Eradicate Cyber Threats to Our Children Act of 2008 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Other federal, state or international laws and legislative efforts designed to protect children on the Internet may impose additional requirements on us.

Changes in regulations or user concerns regarding privacy and protection of user data, or any failure to comply with such laws, could adversely affect our business.

Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing and security of data that we receive from and about our users. The use of consumer data by online service providers and advertising networks is a topic of active interest among federal, state, and international regulatory bodies, and the regulatory environment is unsettled. Many states have passed laws requiring notification to users where there is a security breach for personal data, such as California’s Information Practices Act. We face similar risks in international markets where our products and services are offered. Any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of user confidence, damage to the Yahoo! brands, and a loss of users, advertising partners, or Affiliates, any of which could potentially have an adverse effect on our business.

In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with users. The interpretation and application of privacy, data protection and data retention laws and regulations are often uncertain and in flux in the U.S. and internationally. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices, complicating long-range business planning decisions. If privacy, data protection or data retention laws are interpreted and applied in a manner that is inconsistent with our current policies and practices we may be fined or ordered to change our business practices in a manner that adversely impacts our operating results. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

If our security measures are breached, our products and services may be perceived as not being secure, users and customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.

Our products and services involve the storage and transmission of Yahoo!’s users’ and customers’ personal and proprietary information in our facilities and on our equipment, networks and corporate systems. Security breaches expose us to a risk of loss of this information, litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability. Our user data and corporate systems and security measures have been and may in the future be breached due to the actions of outside parties (including cyber attacks), employee error, malfeasance, a combination of these, or otherwise, allowing an unauthorized party to obtain access to our data or our users’ or customers’ data. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data.

Any breach or unauthorized access could result in significant legal and financial exposure, increased remediation and other costs, damage to our reputation and a loss of confidence in the security of our products, services and networks that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers.

Interruptions, delays, or failures in the provision of our services could damage our reputation and harm our operating results.

Delays or disruptions to our service, or the loss or compromise of data, could result from a variety of causes, including the following:

•

Our operations are susceptible to outages and interruptions due to fire, flood, earthquake, tsunami, other natural disasters, power loss, equipment or telecommunications failures, cyber attacks, terrorist attacks, political or social unrest, and other events over which we have little or no control. We do not have multiple site capacity for all of our services and some of our systems are not fully redundant in the event of delays or disruptions to service, so some data or systems may not be fully recoverable after such events.

•

The systems through which we provide our products and services are highly technical, complex, and interdependent. Design errors might exist in these systems, or might be introduced when we make modifications, which might cause service malfunctions or require services to be taken offline while corrective responses are developed.

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

•

We rely on third-party providers over which we have little or no control for our principal Internet connections and co-location of a significant portion of our data servers, as well as for our payment processing capabilities and key components or features of certain of our products and services. Any disruption of the services they provide us or any failure of these third-party providers to handle higher volumes of use could, in turn, cause delays or disruptions in our services and loss of revenue. In addition, if our agreements with these third-party providers are terminated for any reason, we might not have a readily available alternative.

Prolonged delays or disruptions to our service could result in a loss of users, damage to our brands, legal costs or liability, and harm to our operating results.

Our international operations expose us to additional risks that could harm our business, operating results, and financial condition.

In addition to uncertainty about our ability to continue to generate revenue from our foreign operations and expand our international market position, there are additional risks inherent in doing business internationally (including through our international joint ventures), including:

•	tariffs, trade barriers, customs classifications and changes in trade regulations;

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	stringent local labor laws and regulations;

•	longer payment cycles;

•	credit risk and higher levels of payment fraud;

•	profit repatriation restrictions and foreign currency exchange restrictions;

•	political or social unrest, economic instability, repression, or human rights issues;

•	geopolitical events, including natural disasters, acts of war and terrorism;

•	import or export regulations;

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and corrupt payments to government officials;

•	antitrust and competition regulations;

•	potentially adverse tax developments;

•	seasonal volatility in business activity and local economic conditions;

•	economic uncertainties relating to European sovereign and other debt;

•	laws, regulations, licensing requirements, and business practices that favor local competitors or prohibit foreign ownership or investments;

•	different, uncertain or more stringent user protection, content, data protection, privacy, intellectual property and other laws; and

•	risks related to other government regulation, required compliance with local laws or lack of legal precedent.

We are subject to numerous and sometimes conflicting U.S. and foreign laws and regulations which increase our cost of doing business. Violations of these complex laws and regulations that apply to our international operations could result in damage awards, fines, criminal actions, sanctions, or penalties against us, our officers or our employees, prohibitions on the conduct of our business and our ability to offer products and services, and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies. These risks inherent in our international operations and expansion increase our costs of doing business internationally and could result in harm to our business, operating results, and financial condition.

We may be subject to legal liability associated with providing online services or content.

We host and provide a wide variety of services and technology products that enable and encourage individuals and businesses to exchange information; upload or otherwise generate photos, videos, text, and other content; advertise products and services; conduct business; and engage in various online activities both domestically and internationally. The law relating to the liability of providers of online services and products for activities of their users is currently unsettled both within the U.S. and internationally. As a publisher and producer of original content, we may be subject to claims such as copyright, libel, defamation or improper use of publicity rights, as well as other infringement claims such as plagiarism. Claims have been threatened and brought against us for defamation, negligence, breaches of contract, plagiarism, copyright and trademark infringement, unfair competition, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information which we publish or to which we provide links or that may be posted online or generated by us or by third parties, including our users. In addition, we have been and may again in the future be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions. We arrange for the distribution of third-party advertisements to third-party publishers and advertising networks, and we offer third-party products, services, or content, such as stock quotes and trading information, under the Yahoo! brand or via distribution on Yahoo! Properties. We may be subject to claims concerning these products, services, or content by virtue of our involvement in marketing, branding, broadcasting, or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services, or content. While our agreements with respect to these products, services, and content may provide that we will be indemnified against such liabilities, the ability to receive such indemnification may be disputed, could result in substantial costs to enforce or defend, and depends on the financial resources of the other party to the agreement, and any amounts received might not be adequate to cover our liabilities or the costs associated with defense of such proceedings. Defense of any such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner.

It is also possible that if any information provided directly by us contains errors or is otherwise wrongfully provided to users, third parties could make claims against us. For example, we offer Web-based e-mail services, which expose us to potential risks, such as liabilities or claims, by our users and third parties, resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail, alleged violations of policies, property interests, or privacy protections, including civil or criminal laws, or interruptions or delays in e-mail service. We may also face purported consumer class actions or state actions relating to our online services, including our fee-based services (particularly in connection with any decision to discontinue a fee-based service). In addition, our customers, third parties, or government entities may assert claims or actions against us if our online services or technologies are used to spread or facilitate malicious or harmful code or applications.

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

We have acquired, and have made strategic investments in, a number of companies (including through joint ventures) in the past, and we expect to make additional acquisitions and strategic investments in the future. Such transactions may result in dilutive issuances of our equity securities, use of our cash resources, and incurrence of debt and amortization expenses related to intangible assets. Our acquisitions and strategic investments to date were accompanied by a number of risks, including:

•	the difficulty of assimilating the operations and personnel of acquired companies into our operations;

•	the potential disruption of our ongoing business and distraction of management;

•	the incurrence of additional operating losses and expenses of the businesses we acquired or in which we invested;

•	the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

•	the failure to successfully further develop an acquired business or technology and any resulting impairment of amounts currently capitalized as intangible assets;

•	the failure of strategic investments to perform as expected;

•	the potential for patent and trademark infringement and data privacy and security claims against the acquired companies, or companies in which we have invested;

•	litigation or other claims in connection with acquisitions, acquired companies, or companies in which we have invested;

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

If we are unable to recruit, hire, motivate, and retain key personnel, we may not be able to execute our business plan.

Our business is dependent on our ability to recruit, hire, motivate, and retain talented, highly skilled personnel. Achieving this objective may be difficult due to many factors, including the intense competition for such highly skilled personnel in the San Francisco Bay Area and other metropolitan areas where our offices are located; fluctuations in global economic and industry conditions; competitors’ hiring practices; and the effectiveness of our compensation programs. If we do not succeed in retaining and motivating our existing key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our revenue and profitability may decline.

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

As some of the most visited sites on the Internet, Yahoo! Properties deliver a significant number of products, services, page views, and advertising impressions to users around the world. We expect our products and services to continue to expand and change significantly and rapidly in the future to accommodate new technologies and Internet advertising solutions, and new means of content delivery.

In addition, widespread adoption of new Internet, networking or telecommunications technologies, or other technological changes, could require substantial expenditures to modify or adapt our services or infrastructure. The technology architectures and platforms utilized for our services are highly complex and may not provide satisfactory security features or support in the future, as usage increases and products and services expand, change, and become more complex. In the future, we may make additional changes to our existing, or move to completely new, architectures, platforms and systems, or our users may increasingly access our sites through devices that compel us to invest in new architectures, platforms and systems. Such changes may be technologically challenging to develop and implement, may take time to test and deploy, may cause us to incur substantial costs or data loss, and may cause changes, delays or interruptions in service. These changes, delays, or interruptions in our service may cause our users, Affiliates and other advertising platform participants to become dissatisfied with our service or to move to competing providers or seek remedial actions or compensation. Further, to the extent that demands for our services increase, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive and complex and require additional technical expertise. As we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store, and integrate data that will enable us to track each user’s preferences. Any difficulties experienced in adapting our architectures, platforms and infrastructure to accommodate increased traffic, to store user data, and track user preferences, together with the associated costs and potential loss of traffic, could harm our operating results, cash flows from operations, and financial condition.

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

In some markets, we depend on a limited number of distribution arrangements for a significant percentage of our user activity. A failure by our distributors to attract or retain their user bases would negatively impact our user activity and, in turn, reduce our revenue. In some cases, device manufacturers may be unwilling to pay fees to Yahoo! in order to distribute Yahoo! services.

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

Technologies, tools, software, and applications could block our advertisements, impair our ability to deliver interest-based advertising, or shift the location in which advertising appears, which could harm our operating results.

Technologies, tools, software, and applications (including new and enhanced Web browsers) have been developed and are likely to continue to be developed that can block display, search, and interest-based advertising and content, delete or block the cookies used to deliver such advertising, or shift the location in which advertising appears on pages so that our advertisements do not show up in the most monetizable places on our pages or are obscured. Most of our revenue is derived from fees paid by advertisers in connection with the display of graphical advertisements or clicks on search advertisements on Web pages. As a result, the adoption of such technologies, tools, software, and applications could reduce the number of display and search advertisements that we are able to deliver and/or our ability to deliver interest-based advertising and this, in turn, could reduce our advertising revenue and operating results.

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

Fluctuations in foreign currency exchange rates may adversely affect our operating results and financial condition.

Revenue generated and expenses incurred by our international subsidiaries and equity method investees are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries and equity method investees are translated from local currencies into U.S. dollars. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. The carrying values of our equity investments in our equity investees are also subject to fluctuations in the exchange rates of foreign currencies.

We use derivative instruments, such as foreign currency forward contracts, to partially offset certain exposures to fluctuations in foreign currency exchange rates. The use of such instruments may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign currency exchange rates. Any losses on these instruments that we experience may adversely impact our financial results, cash flows and financial condition. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report.

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

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate or have historically operated. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds in foreign jurisdictions to the U.S. may result in higher effective tax rates for us. There have been proposals from Congress to change U.S. tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. We cannot predict the form or timing of potential legislative changes, but any newly enacted tax law could have a material adverse impact on our tax expense and cash flow. We are subject to regular review and audit by both domestic and foreign tax authorities as well as subject to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination and settlement is made.

Adverse macroeconomic conditions could cause decreases or delays in spending by our advertisers and could harm our ability to generate revenue and our results of operations.

Advertising expenditures tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since we derive most of our revenue from advertising, adverse macroeconomic conditions have caused, and future adverse macroeconomic conditions could cause, decreases or delays in advertising spending and negatively impact our advertising revenue and short-term ability to grow our revenue. Further, any decreased collectability of accounts receivable or early termination of agreements, whether resulting from customer bankruptcies or otherwise due to adverse macroeconomic conditions, could negatively impact our results of operations.

Our stock price has been volatile historically and may continue to be volatile regardless of our operating performance.

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the year ended December 31, 2012, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $14.42 to $19.90 per share and the closing sale price on February 15, 2013 was $21.02 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results or announcements of technological innovations, significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; general economic conditions; and the current and anticipated future operating performance and equity valuation of Alibaba Group and Yahoo Japan Corporation in which we have equity investments, including changes in equity valuation due to fluctuations in foreign currency exchange rates.

In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees who have been granted stock options or other stock-based awards. A sustained decline in our stock price and market capitalization could lead to an impairment charge to our long-lived assets.

Delaware statutes and certain provisions in our charter documents could make it more difficult for a third-party to acquire us.

Our Board has the authority to issue up to 10 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deterring or preventing a change in control of Yahoo! without further action by the stockholders and may adversely affect the voting and other rights of the holders of our common stock.

Some provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or changes in our management, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third-party to gain control of our Board. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change in control of us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located in Sunnyvale, California and consists of owned space aggregating approximately one million square feet. We also lease office space in Argentina, Australia, Belgium, Brazil, Canada, China, Egypt, France, Germany, Hong Kong, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Jordan, Malaysia,

Mexico, Morocco, New Zealand, Norway, the Philippines, Singapore, South Korea, Spain, Switzerland, Taiwan, the United Arab Emirates, the United Kingdom, and Vietnam. In the United States, we lease offices in various locations, including Atlanta, Boston, Champaign, Chicago, Dallas, Denver, Detroit, Hillsboro, the Los Angeles Area, Miami, New York, Omaha, San Diego, San Francisco, and Washington, D.C. Our data centers are operated in locations in the United States, Brazil, Europe, and Asia.

We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations and for any additional sales offices.

Item 3.	Legal Proceedings

For a description of our material legal proceedings, see Note 11—“Commitments and Contingencies” in the Notes to the consolidated financial statements, which is incorporated herein by reference.

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

Market Information for Common Stock

Yahoo! Inc. common stock is quoted on the NASDAQ Global Select Market under the symbol “YHOO.” The following table sets forth the range of high and low per share sales prices as reported for each period indicated:

	2011		2012
	High	Low	High	Low
First quarter	$17.84	$15.41	$16.39	$14.35
Second quarter	$18.84	$14.50	$16.35	$14.73
Third quarter	$15.95	$11.09	$16.37	$14.59
Fourth quarter	$16.79	$13.37	$19.97	$15.65

Stockholders

We had 9,681 stockholders of record as of February 15, 2013.

Dividends

We have not declared or paid any cash dividends on our common stock. We presently do not have plans to pay any cash dividends in the near future.

Issuer Repurchases of Equity Securities

Share repurchase activity during the three months ended December 31, 2012 was as follows:

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s)(*)
October 1—October 31, 2012	5,000,000	$16.68	5,000,000	$4,805,549
November 1—November 30, 2012	42,218,186	$17.72	42,218,186	$4,057,414
December 1—December 31, 2012	32,367,208	$19.15	32,367,208	$3,437,506

Total	79,585,394	$18.24	79,585,394

(*)	The share repurchases in the three months ended December 31, 2012 were made under our stock repurchase program announced in May 2012, which authorizes the repurchase of up to $5 billion of our outstanding shares of common stock from time to time. This program, according to its terms, will expire in June 2015 unless revoked earlier by the Board. Repurchases under this program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional information regarding share repurchases. See also Note 12—“Stockholders’ Equity” in the Notes to the consolidated financial statements for additional information.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Yahoo! Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares, for the five-year period ended December 31, 2012, the cumulative total stockholder return for Yahoo!’s common stock, the NASDAQ 100 Index, the Standard & Poor’s North American Technology-Internet Index (the “SPGIINTR”), and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). Measurement points are the last trading day of each of Yahoo!’s fiscal years ended December 31, 2008, December 31, 2009, December 31, 2010, December 31, 2011, and December 31, 2012. The graph assumes that $100 was invested at the market close on December 31, 2007 in the common stock of Yahoo!, the NASDAQ 100 Index, the SPGIINTR, and the S&P 500 Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data and the consolidated balance sheets data for the years ended, and as of, December 31, 2008, 2009, 2010, 2011, and 2012 are derived from our audited consolidated financial statements.

Consolidated Statements of Income Data:

	Years Ended December 31,
	2008(3)	2009(4)	2010(5)	2011(6)	2012(7)
	(In thousands, except per share amounts)
Revenue	$7,208,502	$6,460,315	$6,324,651	$4,984,199	$4,986,566
Total operating expenses	$7,195,539	$6,073,623	$5,552,127	$4,183,858	$4,420,198
Income from operations(1)	$12,963	$386,692	$772,524	$800,341	$566,368
Other income, net(2)	$73,750	$187,528	$297,869	$27,175	$4,647,839
Provision for income taxes	$(259,006)	$(219,321)	$(221,523)	$(241,767)	$(1,940,043)
Earnings in equity interests	$596,979	$250,390	$395,758	$476,920	$676,438
Net income attributable to Yahoo! Inc.	$418,921	$597,992	$1,231,663	$1,048,827	$3,945,479

Net income attributable to Yahoo! Inc. common stockholders per share—basic	$0.31	$0.43	$0.91	$0.82	$3.31

Net income attributable to Yahoo! Inc. common stockholders per share—diluted	$0.29	$0.42	$0.90	$0.82	$3.28

Shares used in per share calculation—basic	1,369,476	1,397,652	1,354,118	1,274,240	1,192,775

Shares used in per share calculation—diluted	1,391,230	1,415,658	1,364,612	1,282,282	1,202,906

(1) Includes:

Stock-based compensation expense	$437,843	$438,087	$223,478	$203,958	$224,365
Restructuring charges, net	$106,854	$126,901	$57,957	$24,420	$236,170

(2) Includes:
Gain related to sale of Alibaba Group Shares	$—	$—	$—	$—	$4,603,322

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

(4)

Our net income attributable to Yahoo! Inc. for the year ended December 31, 2009 included a pre-tax gain of $67 million in connection with the sale of our Gmarket shares and a gain on the sale of our direct investment in Alibaba.com of $98 million. In addition, in the year ended December 31, 2009, we recorded net restructuring charges of $127 million related to our cost reduction initiatives. In the aggregate, these items had a net positive impact of $18 million on net income attributable to Yahoo! Inc., or $0.01 per both basic and diluted share, for the year ended December 31, 2009.

(5)

Our revenue declined in 2010 due to the Search Agreement with Microsoft, which beginning during the fourth quarter of 2010 required a change in revenue presentation and a sharing of search revenue with Microsoft in transitioned markets. Our net income attributable to Yahoo! Inc. for the year ended December 31, 2010 included a pre-tax gain of $66 million in connection with the sale of Zimbra, Inc. and a pre-tax gain on the sale of HotJobs of $186 million. In addition, in the year ended December 31, 2010, we recorded net restructuring charges of $58 million related to our cost reduction initiatives. In the aggregate, these items had a net positive impact of $204 million on net income attributable to Yahoo! Inc., or $0.15 per both basic and diluted share, for the year ended December 31, 2010. In addition, in the year ended December 31, 2010, we recorded $43 million pre-tax for the reimbursement of transition costs incurred in 2009 related to the Search Agreement. See Note 18—“Search Agreement with Microsoft Corporation” in the Notes to the consolidated financial statements for additional information. Our income tax provision was also reduced by the effect of certain tax benefits as discussed in Note 15—“Income Taxes” in the Notes to the consolidated financial statements.

(6)

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

(7)

Our net income attributable to Yahoo! Inc. for the year ended December 31, 2012 included a pre-tax gain of approximately $4.6 billion and an after-tax gain of $2.8 billion related to the sale to Alibaba Group of 523 million of our ordinary shares of Alibaba Group (“Shares”). See Note 8—“Investments in Equity Interests” in the Notes to the consolidated financial statements for additional information. In addition, in the year ended December 31, 2012, we recorded net restructuring charges of $236 million related to our cost reduction initiatives. In the aggregate, these items had a net positive impact of $2.6 billion on net income attributable to Yahoo! Inc., or $2.15 per basic share and $2.13 per diluted share, for the year ended December 31, 2012.

Consolidated Balance Sheets Data:

	December 31,
	2008(1)	2009	2010	2011	2012(2)
	(In thousands)
Cash and cash equivalents	$2,292,296	$1,275,430	$1,526,427	$1,562,390	$2,667,778
Marketable debt securities	$1,229,677	$3,242,574	$2,102,255	$967,527	$3,354,600
Alibaba Group Preference Shares	$—	$—	$—	$—	$816,261
Working capital	$3,040,483	$2,877,044	$2,719,676	$2,245,175	$4,362,481
Investments in equity interests	$3,177,445	$3,496,288	$4,011,889	$4,749,044	$2,840,157
Total assets	$13,689,848	$14,936,030	$14,928,104	$14,782,786	$17,103,253
Long-term liabilities	$715,872	$699,666	$705,822	$994,078	$1,207,418
Total Yahoo! Inc. stockholders’ equity	$11,250,942	$12,493,320	$12,558,129	$12,541,067	$14,560,200

(1)

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

(2)

During the year ended December 31, 2012, we received $13.54 per Share, or approximately $7.1 billion in total consideration, for the 523 million Shares we sold to Alibaba Group. Approximately $6.3 billion of the consideration was received in cash and $800 million was received in Alibaba Group Preference Shares. See Note 8—“Investments in Equity Interests” in the Notes to the consolidated financial statements for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue,” the negative of such terms, or other comparable terminology. This Annual Report on Form 10-K includes, among others, forward-looking statements regarding our:

•	expectations about revenue, including display, search, and other revenue;

•	expectations about growth in users;

•	expectations about operating expenses;

•	anticipated capital expenditures;

•	expectations about the implementation and the financial and operational impacts of our Search Agreement with Microsoft;

•	impact of recent acquisitions on our business and evaluation of, and expectations for, possible acquisitions of, or investments in, businesses, products, intangible assets and technologies;

•	projections and estimates with respect to our restructuring activities and changes to our organizational structure;

•	expectations about the closure of our Korea business;

•	expectations about the amount of unrecognized tax benefits, the adequacy of our existing tax reserves and future tax expenditures;

•	expectations about positive cash flow generation and existing cash, cash equivalents, and investments being sufficient to meet normal operating requirements; and

•

expectations regarding the outcome of legal proceedings in which we are involved, including the outcome of our efforts to overturn a judgment entered against us and one of our subsidiaries in a proceeding in Mexico.

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

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!,” the “Company,” “we,” or “us”), is a global technology company focused on making the world’s daily habits inspiring and entertaining. We provide a variety of products and services, many of them personalized, including search, content, and communications tools—all daily habits for hundreds of millions of users, on the Web and on mobile devices. We create value for advertisers and their brands by connecting them with targeted audiences of users through their daily habits. Advertisers can build their businesses through advertising to these targeted audiences on our online properties and services

(“Yahoo! Properties”), or through our distribution network of third party entities (“Affiliates”) who integrate our advertising offerings into their Websites or other offerings (those Websites and other offerings, “Affiliate sites”).

Our offerings to users on Yahoo! Properties currently fall into four categories: Yahoo.com; Communications; User-Generated Content; and Mobile & Emerging Products. The majority of our offerings are available in more than 45 languages and in 60 countries, regions, and territories. We manage and measure our business geographically, principally in the Americas, EMEA (Europe, Middle East, and Africa) and Asia Pacific.

In the following Management’s Discussion and Analysis, we provide information regarding the following areas:

•	Key Financial Metrics;

•	Non-GAAP Financial Measures;

•	Significant Transactions;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates; and

•	Recent Accounting Pronouncements.

Key Financial Metrics

The key financial metrics we use are as follows: revenue; revenue less traffic acquisition costs (“TAC”), or revenue ex-TAC; income from operations; adjusted EBITDA; net income attributable to Yahoo! Inc.; net cash provided by (used in) operating activities; and free cash flow. Revenue ex-TAC, adjusted EBITDA and free cash flow are financial measures that are not defined in accordance with U.S. generally accepted accounting principles (“GAAP”). We use these non-GAAP financial measures for internal managerial purposes and to facilitate period-to-period comparisons. See “Non-GAAP Financial Measures” below for a description of, and limitations specific to, each of these non-GAAP financial measures.

	Years Ended December 31,
	2010	2011	2012
	(dollars in thousands)
Revenue	$6,324,651	$4,984,199	$4,986,566
Revenue ex-TAC	$4,588,228	$4,380,828	$4,467,660
Income from operations(1)	$772,524	$800,341	$566,368
Adjusted EBITDA	$1,710,355	$1,654,583	$1,698,839
Net income attributable to Yahoo! Inc	$1,231,663	$1,048,827	$3,945,479
Net cash provided by (used in) operating activities	$1,240,190	$1,323,806	$(281,554)
Free cash flow(2)	$596,255	$725,801	$(834,865)

(1) Includes:

Stock-based compensation expense	$223,478	$203,958	$224,365
Restructuring charges, net	$57,957	$24,420	$236,170

(2)

Excluding the impact of the cash taxes paid of $2.3 billion related to the Initial Repurchase described under “Significant Transactions” below, free cash flow for the year ended December 31, 2012 would have been $1.4 billion.

Revenue ex-TAC (a Non-GAAP financial measure)

	Years Ended December 31,			2010-2011 % Change	2011-2012 % Change
	2010	2011	2012
	(dollars in thousands)
Revenue	$6,324,651	$4,984,199	$4,986,566	(21)%	0%
Less: TAC	1,736,423	603,371	518,906	(65)%	(14)%

Revenue ex-TAC	$4,588,228	$4,380,828	$4,467,660	(5)%	2%

For the year ended December 31, 2012, revenue ex-TAC increased $87 million, or 2 percent, due to an increase in search revenue ex-TAC offset by a decline in display revenue ex-TAC.

For the year ended December 31, 2011, revenue ex-TAC declined $207 million, or 5 percent, due to a decline in search revenue ex-TAC.

Adjusted EBITDA (a Non-GAAP financial measure)

	Years Ended December 31,			2010-2011 % Change	2011-2012 % Change
	2010	2011	2012
	(dollars in thousands)
Net income attributable to Yahoo! Inc.	$1,231,663	$1,048,827	$3,945,479	(15)%	N/M
Costs associated with the Korea business and its closure	—	—	99,485	0%	100%
Deal-related costs related to the sale of Alibaba shares	—	—	6,500	0%	100%
Depreciation and amortization	656,396	625,864	649,267	(5)%	4%
Stock-based compensation expense	223,478	203,958	224,365	(9)%	10%
Restructuring charges, net, as adjusted(1)	57,957	24,420	152,742	(58)%	N/M
Other income, net	(297,869)	(27,175)	(4,647,839)	(91)%	N/M
Provision for income taxes	221,523	241,767	1,940,043	9%	N/M
Earnings in equity interests	(395,758)	(476,920)	(676,438)	21%	42%
Net income attributable to noncontrolling interests	12,965	13,842	5,123	7%	(63)%

Adjusted EBITDA	$1,710,355	$1,654,583	$1,698,727	(3)%	3%

Percentage of Revenue ex-TAC(2)(3)	37%	38%	38%

N/M = Not Meaningful

(1)

For the year ended December 31, 2012, this amount excludes the restructuring charges related to the Korea business and its closure of $83 million, which is included under Costs associated with the Korea business and its closure.

(2)	Revenue ex-TAC is calculated as revenue less TAC.

(3)	Net income attributable to Yahoo! Inc. as a percentage of revenue in 2010, 2011, and 2012 was 19 percent, 21 percent, and 79 percent, respectively.

For the year ended December 31, 2012, adjusted EBITDA increased $44 million, or 3 percent, compared to 2011, primarily due to an increase in Net Income attributable to Yahoo!. Excluding the impact of the Alibaba Group Initial Repurchase described under “Significant Transactions” below, the increase was primarily attributable to increased revenue in the Americas region and a decline in TAC in the EMEA region.

For the year ended December 31, 2011, adjusted EBITDA decreased $56 million, or 3 percent, compared to 2010, due to a decline in revenue year-over-year offset by a decline in operating costs. The decrease in revenue was primarily attributable to a decline in search revenue. The decline in operating costs year-over-year was attributable to a decline in search TAC resulting from the required change in revenue presentation for transitioned markets in the fourth quarter of 2010 due to the Search Agreement with Microsoft described under “Significant Transactions” below as we no longer incur search TAC for transitioned markets.

Free Cash Flow (a Non-GAAP financial measure)

	Years Ended December 31,
	2010	2011	2012
	(dollars in thousands)
Net cash provided by (used in) operating activities	$1,240,190	$1,323,806	$(281,554)
Acquisition of property and equipment, net	(714,078)	(593,294)	(505,507)
Dividends received from Yahoo Japan	(60,918)	(75,391)	(83,648)
Excess tax benefits from stock-based awards	131,061	70,680	35,844

Free cash flow(*)	$596,255	$725,801	$(834,865)

(*)

Excluding the impact of the cash taxes paid of $2.3 billion related to the Initial Repurchase described under “Significant Transactions” below, free cash flow for the year ended December 31, 2012 would have been $1.4 billion.

For the year ended December 31, 2012, free cash flow decreased $1.6 billion, compared to 2011. Excluding the impact of the cash taxes paid of $2.3 billion related to the Initial Repurchase described under “Significant Transactions” below, free cash flow increased $705 million due to an increase in net cash provided by operating activities. Free cash flow for the year ended December 31, 2012 included a payment of $550 million from Alibaba Group in satisfaction of certain future royalty payments under the existing technology and intellectual property license agreement with Alibaba Group.

For the year ended December 31, 2011, free cash flow increased $130 million, or 22 percent, compared to 2010. The increase was primarily attributable to a decline in capital expenditures and an increase in net cash provided by operating activities.

Non-GAAP Financial Measures

Revenue ex-TAC. Revenue ex-TAC is a non-GAAP financial measure defined as GAAP revenue less TAC. TAC consists of payments made to Affiliates that have integrated our advertising offerings into their sites and payments made to companies that direct consumer and business traffic to Yahoo! Properties. Based on the terms of the Search Agreement with Microsoft described under “Significant Transactions” below, Microsoft retains a revenue share of 12 percent of the net (after TAC) search revenue generated on Yahoo! Properties and Affiliate sites in transitioned markets. We report the net revenue we receive under the Search Agreement as revenue and no longer present the associated TAC. Accordingly, for transitioned markets we report GAAP revenue associated with the Search Agreement on a net (after TAC) basis rather than a gross basis. For markets that have not yet transitioned, revenue continues to be recorded on a gross basis, and TAC is recorded as a part of operating expenses.

We present revenue ex-TAC to provide investors a metric used by us for evaluation and decision-making purposes during the Microsoft transition and to provide investors with comparable revenue numbers when comparing periods preceding, during and following the transition period. A limitation of revenue ex-TAC is that it is a measure which we have defined for internal and investor purposes that may be unique to us, and therefore it may not enhance the comparability of our results to other companies in our industry who have similar business arrangements but address the impact of TAC differently. Management compensates for these limitations by also relying on the comparable GAAP financial measures of revenue and total operating expenses, which include TAC in non-transitioned markets.

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure defined as net income attributable to Yahoo! Inc. before taxes, depreciation, amortization of intangible assets, stock-based compensation expense, other income, net (which includes interest), earnings in equity interests, net income attributable to noncontrolling interests and certain gains, losses, and expenses that we do not believe are indicative of our ongoing results.

We present adjusted EBITDA because the exclusion of certain gains, losses, and expenses facilitates comparisons of the operating performance of our Company on a period to period basis. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for results reported under GAAP. These limitations include: adjusted EBITDA does not reflect tax payments and such payments reflect a reduction in cash available to us; adjusted EBITDA does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses; adjusted EBITDA does not include stock-based compensation expense related to our workforce; adjusted EBITDA also excludes other income, net (which includes interest), earnings in equity interests, net income attributable to noncontrolling interests and certain gains, losses, and expenses that we do not believe are indicative of our ongoing results, and these items may represent a reduction or increase in cash available to us. Adjusted EBITDA is a measure that may be unique to us, and therefore it may not enhance the comparability of our results to other companies in our industry. Management compensates for these limitations by also relying on the comparable GAAP financial measure of net income attributable to Yahoo! Inc., which includes taxes, depreciation, amortization, stock-based compensation expense, other income, net (which includes interest), earnings in equity interests, net income attributable to noncontrolling interests and the other gains, losses and expenses that are excluded from adjusted EBITDA.

Free Cash Flow. Free cash flow is a non-GAAP financial measure defined as net cash provided by (used in) operating activities (adjusted to include excess tax benefits from stock-based awards), less acquisition of property and equipment, net and dividends received from equity investees.

We consider free cash flow to be a liquidity measure which provides useful information to management and investors about the amount of cash generated by the business after the acquisition of property and equipment, which can then be used for strategic opportunities including, among others, investing in our business, making strategic acquisitions, strengthening the balance sheet, and repurchasing stock. A limitation of free cash flow is that it does not represent the total increase or decrease in the cash balance for the period. Management compensates for the limitation of free cash flow by also relying on the net change in cash and cash equivalents as presented in our consolidated statements of cash flows prepared in accordance with GAAP which incorporates all cash movements during the period.

Significant Transactions

Initial Repurchase of Alibaba Group Holding Limited Ordinary Shares

On September 18, 2012 (the “Repurchase Closing Date”), Alibaba Group Holding Limited (“Alibaba Group”) repurchased (the “Initial Repurchase”) 523 million of the 1,047 million ordinary shares of Alibaba Group (“Shares”) owned by us. The Initial Repurchase was made pursuant to the terms of the Share Repurchase and Preference Share Sale Agreement entered into by Yahoo! Inc., Alibaba Group and Yahoo! Hong Kong Holdings Limited, a Hong Kong corporation and wholly-owned subsidiary of Yahoo! Inc. (“YHK”) on May 20, 2012 (as amended on September 11, 2012, the “Repurchase Agreement”). We received $13.54 per Share, or approximately $7.1 billion in total consideration, for the 523 million Shares sold to Alibaba Group. Approximately $6.3 billion of the consideration was received in cash and $800 million was received in Alibaba Group preference shares (the “Alibaba Group Preference Shares”). This Initial Repurchase resulted in a pre-tax gain of approximately $4.6 billion for the year ended December 31, 2012 which is included in other income, net on our consolidated statements of income.

On the Repurchase Closing Date, Alibaba Group paid us $550 million in satisfaction of certain future royalty payments under our existing Technology and Intellectual Property License Agreement (“TIPLA”) with Alibaba Group. In addition, certain existing contractual limitations on our ability to compete in the People’s Republic of China were terminated.

Net cash proceeds after the payment of taxes and fees from the Initial Repurchase and the $550 million TIPLA payment were approximately $4.3 billion. We intend to return $3.65 billion of the after-tax proceeds to shareholders. This amount includes approximately $2.1 billion we returned to shareholders through share repurchases from May 20, 2012, the date we announced the Repurchase Agreement, through December 31, 2012.

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

See Note 8—“Investments in Equity Interests” in the Notes to our consolidated financial statements for additional information.

Search Agreement with Microsoft Corporation

On December 4, 2009, we entered into a Search and Advertising Services and Sales Agreement (the “Search Agreement”) with Microsoft Corporation (“Microsoft”), which provides for Microsoft to be the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites. We also entered into a License Agreement with Microsoft pursuant to which Microsoft acquired an exclusive 10-year license to our core search technology that it will be able to integrate into its existing Web search platforms. The global transition of our algorithmic and paid search platforms to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are being done on a market by market basis.

During the first five years of the Search Agreement, in transitioned markets we are entitled to receive 88 percent of the revenue generated from Microsoft’s services on Yahoo! Properties. We are also entitled to receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue. In the transitioned markets, for search revenue generated from Microsoft’s services on Yahoo! Properties and Affiliate sites, we report as revenue the 88 percent revenue share, as we are not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft. For new Affiliates during the term of the Search Agreement, and for all Affiliates after the first five years of such term, we will receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue and certain Microsoft costs are deducted. On the fifth anniversary of the date of implementation of the Search Agreement, Microsoft will have the option to terminate our sales exclusivity for premium search advertisers. If Microsoft exercises its option, the Revenue Share Rate will increase to 93 percent for the remainder of the term of the Search Agreement, unless we exercise our option to retain our sales exclusivity, in which case the Revenue Share Rate would be reduced to 83 percent for the remainder of the term. If Microsoft does not exercise such option, the Revenue Share Rate will be 90 percent for the remainder of the term of the Search Agreement.

Under the Search Agreement, for each market, Microsoft generally guarantees Yahoo!’s revenue per search (“RPS Guarantee”) on Yahoo! Properties only for 18 months after the transition of paid search services to Microsoft’s platform in that market. In the fourth quarter of 2011, Microsoft agreed to extend the RPS Guarantee in the U.S. and Canada through March 31, 2013. The RPS Guarantee is calculated based on the difference in revenue per search between the pre-transition and post-transition periods and certain other factors. We record the RPS Guarantee as search revenue in the quarter the amount becomes fixed, which is typically the quarter in which the associated shortfall in revenue per search occurred. If the RPS Guarantee in the U.S. and Canada is not renewed prior to its expiration on March 31, 2013, we currently anticipate that our revenue, cash flows and income will be negatively impacted.

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

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft will also reimburse us for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. Our results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $67 million, $212 million, and $268 million for the years ended December 31, 2012, 2011, and 2010, respectively. Search operating cost reimbursements are expected to decline as we fully transition all markets and, in the long term, the underlying expenses are not expected to be incurred under our cost structure.

We completed the transition of our algorithmic and paid search platforms to the Microsoft platform in the U.S. and Canada in the fourth quarter of 2010. In 2011, we completed the transition of algorithmic search in all other markets and the transition of paid search in India. In 2012, we completed the transition of paid search in most of the EMEA markets as well as six markets in Latin America. We are continuing to work with Microsoft on transitioning paid search in the remaining markets. The market-by-market transition of our paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through 2013, and possibly into 2014.

In the year ended December 31, 2010, $17 million was recorded for reimbursements for employee retention costs incurred in 2010, and $5 million for employee retention costs incurred in 2009. These employee retention cost reimbursements are separate from and in addition to the $150 million of transition cost reimbursement payments and the search operating cost reimbursements.

We record receivables for the reimbursements as costs are incurred and apply them against the operating expense categories in which the costs were incurred. Of the total amounts incurred during the year ended December 31, 2011, total reimbursements of $16 million not yet received from Microsoft were classified as part of prepaid expenses and other current assets on our consolidated balance sheets as of December 31, 2011. Of the total amounts incurred during the year ended December 31, 2012, the total reimbursements not yet received from Microsoft of $5 million were classified as part of prepaid expenses and other current assets on our consolidated balance sheets as of December 31, 2012.

See Note 18—“Search Agreement with Microsoft Corporation” in the Notes to our consolidated financial statements for additional information.

Results of Operations

	Years Ended December 31,			2010-2011 % Change	2011-2012 % Change
	2010	2011	2012
	(dollars in thousands)
Revenue for groups of similar services:
Display	$2,154,886	$2,160,309	$2,142,818	0%	(1)%
Search	3,161,589	1,853,110	1,885,860	(41)%	2%
Other	1,008,176	970,780	957,888	(4)%	(1)%

Total revenue	$6,324,651	$4,984,199	$4,986,566	(21)%	0%

Cost of revenue—TAC	1,736,423	603,371	518,906	(65)%	(14)%
Cost of revenue—other	945,651	983,626	1,101,660	4%	12%
Sales and marketing	1,263,992	1,122,193	1,101,572	(11)%	(2)%
Product development	1,028,716	919,368	885,824	(11)%	(4)%
General and administrative	487,762	497,288	540,247	2%	9%
Amortization of intangibles	31,626	33,592	35,819	6%	7%
Restructuring charges, net	57,957	24,420	236,170	58%	N/M

Total operating expenses	$5,552,127	$4,183,858	$4,420,198	(25)%	6%

Income from operations	$772,524	$800,341	$566,368	4%	(29)%

Includes:
Stock-based compensation expense	$223,478	$203,958	$224,365	(9)%	10%
Costs associated with the Korea business and its closure	$—	$—	$99,485	0%	100%

N/M = Not Meaningful

Management Reporting

We continue to manage our business geographically. The primary areas of measurement and decision making are currently the Americas, EMEA and Asia Pacific. Management relies on an internal reporting process that provides revenue ex-TAC, direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, our segments.

	Years Ended December 31,			2010-2011 % Change	2011-2012 % Change
	2010	2011	2012
	(dollars in thousands)
Revenue by segment:
Americas	$4,425,457	$3,302,989	$3,461,633	(25)%	5%
EMEA	579,145	629,383	472,061	9%	(25)%
Asia Pacific	1,320,049	1,051,827	1,052,872	(20)%	0%

Total revenue	$6,324,651	$4,984,199	$4,986,566	(21)%	0%

TAC by segment:
Americas	$957,608	$160,110	$182,511	(83)%	14%
EMEA	210,261	221,916	114,230	6%	(49)%
Asia Pacific	568,554	221,345	222,165	(61)%	0%

Total TAC	$1,736,423	$603,371	$518,906	(65)%	(14)%

Revenue ex-TAC by segment:
Americas	$3,467,849	$3,142,879	$3,279,122	(9)%	4%
EMEA	368,884	407,467	357,831	10%	(12)%
Asia Pacific	751,495	830,482	830,707	11%	0%

Total revenue ex-TAC	$4,588,228	$4,380,828	$4,467,660	(5)%	2%

Direct costs by segment(1):
Americas	704,858	696,103	733,316	(1)%	5%
EMEA	149,594	165,750	161,990	11%	(2)%
Asia Pacific	175,589	225,417	224,114	28%	(1)%
Global operating costs(2)(3)	1,847,832	1,638,975	1,672,070	(11)%	2%
Depreciation and amortization	656,396	625,864	649,267	(5)%	4%
Stock-based compensation expense	223,478	203,958	224,365	(9)%	10%
Restructuring charges, net	57,957	24,420	236,170	(58)%	N/M

Income from operations	$772,524	$800,341	$566,368	4%	(29)%

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

(3)

The net cost reimbursements from Microsoft pursuant to the Search Agreement are primarily included in global operating costs. Operating costs and expenses consist of cost of revenue—TAC; cost of revenue—other; sales and marketing, product development; general and administrative; amortization of intangible assets; and restructuring charges, net. Cost of revenue—other consists of bandwidth costs and other expenses associated with the production and usage of Yahoo! Properties, including amortization of acquired intellectual property rights and developed technology.

Revenue

We generate revenue principally from display advertising on Yahoo! Properties and some Affiliate sites and from search advertising on Yahoo! Properties and Affiliate sites. Additionally, we generate revenue from other sources including listings-based services, facilitating commercial transactions, royalties, and consumer and business fee-based services.

Display revenue is generated from the display of graphical advertisements (“display advertising”). We earn revenue from guaranteed or “premium” display advertising by delivering advertisements according to advertisers’ specified criteria, such as number of impressions during a fixed period on a specific placement. Also, we earn revenue from non-guaranteed or “non-premium” display advertising by delivering advertisements for advertisers purchasing inventory on a preemptible basis, which means that the advertisement may or may not appear, inventory is not reserved and position placement is not assured. Generally, we make our non-guaranteed display inventory available through the Right Media Exchange.

We recognize revenue from display advertising on Yahoo! Properties and Affiliate sites as impressions are delivered. Impressions are delivered when a sold advertisement appears in pages viewed by users. Arrangements for these services generally have terms of up to one year, and in some cases the terms may be up to three years. For display advertising on Affiliate sites, we pay TAC to Affiliates for the revenue generated from the display of these advertisements on the Affiliate sites. The display revenue derived from these arrangements that involve traffic supplied by Affiliates is reported on a gross basis including TAC paid to Affiliates as we are the primary obligor to the advertisers who are the customers of the display advertising service.

Search revenue is generated from the placement of links to advertisers’ Websites (“search advertising”). We recognize revenue from search advertising on Yahoo! Properties and Affiliate sites. Search revenue is recognized based on Paid Clicks. A Paid Click occurs when an end-user clicks on a sponsored listing on Yahoo! Properties or Affiliate sites for which an advertiser pays on a per click basis. Under the Search Agreement with Microsoft, in the transitioned markets, we report as revenue our 88 percent revenue share as we are not the primary obligor in the arrangement with the advertisers. See “Significant Transactions—Search Agreement with Microsoft Corporation” above for a description of our Search Agreement with Microsoft. In non-transitioned markets, we pay Affiliates TAC for the revenue generated from the search advertisements on the Affiliates’ Websites. The revenue derived from these arrangements is reported on a gross basis including TAC paid to Affiliates, as we continue to be the primary obligor to the advertisers in non-transitioned markets and record the related revenue as it is earned. We also generate search revenue from a revenue sharing arrangement with Yahoo Japan for search technology and services.

Other revenue includes listings-based services revenue, transaction revenue, royalties, and fees revenue. Listings-based services revenue is generated from a variety of consumer and business listings-based services, including classified advertising such as Yahoo! Autos and other services. We recognize listings-based services revenue when the services are performed. Transaction revenue is generated from facilitating commercial transactions through Yahoo! Properties, principally from Yahoo! Small Business, Yahoo! Travel, and Yahoo! Shopping. We recognize transaction revenue when there is evidence that qualifying transactions have occurred. We also receive royalties from joint venture partners that are recognized when earned. Fees revenue consists of revenue generated from a variety of consumer and business fee-based services as well as services for small businesses. We recognize fees revenue when the services are performed.

Display and Search Metrics. We present information below regarding the “Number of Ads Sold” and “Price-per-Ad” for display and the number of “Paid Clicks” and “Price-per-Click” for search. This information is derived from internal data. We periodically review and refine our methodologies for monitoring, gathering, and counting Numbers of Ads Sold and Paid Clicks. Based on this process, from time to time we update such methodologies.

“Number of Ads Sold” is defined as the total number of ads displayed, or impressions, for paying advertisers on Yahoo! Properties. “Price-per-Ad” is defined as display revenue from Yahoo! Properties divided by our Number of Ads Sold. Our price and volume metrics for display are based on display revenue which we report on a gross basis including TAC. Our price and volume metrics for display exclude both the Number of Ads Sold and the related revenue for certain regions where we did not retain historical information in a manner that would support period-to-period comparison on these metrics. The countries and regions included in our display metrics are: the United States, the United Kingdom, France, Germany, Spain, Italy, Taiwan, Hong Kong, Southeast Asia, and India.

“Paid Clicks” are defined as the total number of times an end-user clicks on a sponsored listing on Yahoo! Properties and Affiliate sites for which an advertiser pays on a per click basis. “Price-per-Click” is defined as search revenue divided by our Paid Clicks. Although Paid Clicks and Price-per-Click are predominantly search metrics, we include Paid Clicks and the related revenue from certain display advertisements that are sold on a price-per-click basis. The revenue associated with display Paid Clicks is not material and is excluded from our display price volume metrics. Our price and volume metrics for search are based on gross search revenue in all markets in which we operate, including TAC and any Microsoft RPS guarantee payments.

Display Revenue

Display revenue for the year ended December 31, 2012 decreased by 1 percent, compared to 2011. This decrease can be attributed to a decline in display revenue on Yahoo! Properties in the EMEA region.

For the year ended December 31, 2012, Number of Ads Sold decreased 13 percent and Price-per-Ad increased 11 percent, compared to 2011. The decrease in Number of Ads Sold year-over-year was attributable to a decline in Number of Ads Sold on Yahoo! Properties in the Americas and Asia Pacific regions. The increase in Price-per-Ad was due to a change in the mix of our ads sold.

Display revenue for the year ended December 31, 2011 remained flat compared to 2010, due to growth in guaranteed and non-guaranteed advertising in the EMEA and Asia Pacific regions and increases in non-guaranteed advertising in the Americas region offset by declines in the Americas region in guaranteed advertising.

For the year ended December 31, 2011, Number of Ads Sold was flat and Price-per-Ad increased 2 percent, compared to 2010. The Number of Ads Sold remained flat year-over-year due to growth in the Number of Ads Sold on Yahoo! Properties in the Asia Pacific and EMEA regions offset by a decline in the Americas region. The Increase in Price-per-Ad was driven by guaranteed and non-guaranteed advertising in the EMEA region and by a change in the mix of our ads sold in the Americas region.

Search Revenue

Search revenue for the year ended December 31, 2012 increased by 2 percent compared to 2011. Search revenue increased due to increased search revenue in the Americas region which resulted from an increase in sponsored searches on Yahoo! Properties, as well as higher revenue per search. The increase was partially offset by decreased search revenue in the EMEA region and other markets due to the required change in revenue presentation for transitioned markets from a gross to a net (after TAC) basis.

For the year ended December 31, 2012, Paid Clicks and Price-per-Click increased 7 percent and 1 percent, respectively, compared to 2011. The increase in Paid Clicks was primarily attributable to the optimization of the user interface. The increase in Price-per-Click was due to a change in the mix of Paid Clicks on our sponsored listings.

Search revenue for the year ended December 31, 2011 decreased by 41 percent, compared to 2010. Search revenue decreased primarily due to the required change in revenue presentation for transitioned markets from a gross to a net (after TAC) basis, which began in the fourth quarter of 2010, the associated revenue share with Microsoft for the U.S. and Canada, and the loss of an Affiliate in the Asia Pacific region.

For the year ended December 31, 2011, Paid Clicks decreased 25 percent and Price-per-Click increased 6 percent, compared to 2010. The decrease in Paid Clicks and increase in Price-per-Click was primarily attributable to the transition to Microsoft’s platform due to differences in the ad serving platform.

Other Revenue

Other revenue for the year ended December 31, 2012 decreased by 1 percent, compared to 2011. There was a decrease in fees revenue from certain of our broadband access partnerships and a decline in listings revenue in the Americas region. This decrease was partially offset by an increase in the Americas region due to new and amended partner deals, as well as an increase in royalty revenue resulting from the amended TIPLA agreement.

Other revenue for the year ended December 31, 2011 decreased by 4 percent, compared to 2010. The decrease was attributable to changes in certain of our broadband access partnerships, our shift from a fee-paying user structure to other fee structures, and to the divestiture of certain business lines during the year ended December 31, 2010. In addition, revenue from other premium services declined year-over-year as we continue to outsource various offerings to commercial partners.

Revenue ex-TAC by segment

Americas

Americas revenue ex-TAC for the year ended December 31, 2012 increased $136 million, or 4 percent, compared to 2011. Our year-over-year increase in Americas revenue ex-TAC was primarily attributable to increased search revenue ex-TAC from increases in sponsored search on Yahoo! Properties, which was partially offset by a decline in display revenue ex-TAC.

Americas revenue ex-TAC for the year ended December 31, 2011 decreased $325 million, or 9 percent, compared to 2010. Search revenue ex-TAC decreased year-over-year due to the revenue share with Microsoft associated with the Search Agreement as well as declines in our Affiliate search revenue as a result of the Microsoft transition. Display revenue ex-TAC decreased year-over-year due to declines in guaranteed advertising. Other revenue decreased year-over-year due to changes in certain of our broadband access partnerships, a shift from a fee-paying user structure to other fee structures, and the divestiture of certain business lines during the year ended December 31, 2010.

Revenue ex-TAC in the Americas accounted for approximately 73 percent of total revenue ex-TAC for the year ended December 31, 2012, compared to 72 percent and 76 percent in 2011 and 2010, respectively.

EMEA

EMEA revenue ex-TAC for the year ended December 31, 2012 decreased $50 million, or 12 percent, compared to 2011. The year-over-year declines in EMEA revenue ex-TAC were primarily related to decreased search and display revenue ex-TAC. Search revenue ex-TAC declined due to the revenue share with Microsoft associated with the Search Agreement. Display revenue ex-TAC on Yahoo! Properties also declined due to a decrease in guaranteed advertising related to a decline in supply which was partially offset by increased pricing.

EMEA revenue ex-TAC for the year ended December 31, 2011 increased $39 million, or 10 percent, compared to 2010. Our year-over-year increase in revenue ex-TAC was primarily driven by increases in our display advertising business and the favorable effects of foreign currency exchange rate fluctuations.

Revenue ex-TAC in EMEA accounted for approximately 8 percent of total revenue ex-TAC for the year ended December 31, 2012, compared to 9 percent and 8 percent in 2011 and 2010, respectively.

Asia Pacific

Asia Pacific revenue ex-TAC for year ended December 31, 2012 was flat compared to 2011 due to an increase in display revenue ex-TAC offset by a decline in search revenue ex-TAC.

Asia Pacific revenue ex-TAC for the year ended December 31, 2011 increased $79 million, or 11 percent, compared to 2010. The increase in Asia Pacific revenue ex-TAC was primarily driven by an increase in our display advertising business, fee-based services and the favorable effects of foreign currency exchange rate fluctuations.

Revenue ex-TAC in Asia Pacific accounted for approximately 19 percent of total revenue ex-TAC for the year ended December 31, 2012, compared to 19 percent and 16 percent in 2011 and 2010, respectively.

Direct Costs by Segment

Americas

For the year ended December 31, 2012, direct costs attributable to the Americas segment increased $37 million, or 5 percent, compared to 2011. The increase in direct costs was primarily due to higher compensation and content costs partially offset by lower marketing costs and bandwidth and other cost of revenue.

For the year ended December 31, 2011, direct costs attributable to the Americas segment decreased $9 million, or 1 percent, compared to 2010. The decrease was primarily due to lower compensation and marketing costs partially offset slightly by higher content costs.

EMEA

For the year ended December 31, 2012, direct costs attributable to the EMEA segment decreased $4 million, or 2 percent, compared to 2011. The decline was primarily due to decreased compensation costs and marketing expenses in the region. This was partially offset by increased content costs in the region.

For the year ended December 31, 2011, direct costs attributable to the EMEA segment increased $16 million, or 11 percent, compared to 2010. The increase was primarily due to higher compensation costs driven by higher headcount and an increase in content costs.

Asia Pacific

For year ended December 31, 2012, direct costs attributable to the Asia Pacific segment decreased $1 million, or 1 percent, compared to 2011. The decrease was primarily due to decreased marketing expenses offset by higher bandwidth and other cost of revenue.

For the year ended December 31, 2011, direct costs attributable to the Asia Pacific segment increased $50 million, or 28 percent, compared to 2010. The increase was primarily due to higher compensation costs driven by higher headcount and an increase in bandwidth and other cost of revenue.

Operating costs and expenses

Traffic Acquisition Costs for Non-transitioned Search Markets and All Display Markets

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

TAC for the year ended December 31, 2012 decreased $84 million, or 14 percent, compared to 2011. The decrease for the year ended December 31, 2012, compared to 2011, was primarily attributable to the required change in the presentation of TAC in EMEA associated with the transition of paid search in the EMEA region to Microsoft’s search platform. This decline was partially offset by an increase in display TAC in the Americas region resulting from an acquisition we completed in the fourth quarter of 2011.

TAC for the year ended December 31, 2011 decreased $1.1 billion, or 65 percent, compared to 2010. The decrease for the year ended December 31, 2011, compared to 2010, was primarily due to the required change in the presentation of TAC in the fourth quarter of 2010 due to the Search Agreement with Microsoft as we no longer incur TAC for transitioned markets. In addition, the decrease in TAC for the year ended December 31, 2011, compared to 2010, was due to the loss of an Affiliate in the Asia Pacific region in late 2010.

Cost of Revenue—Other

Cost of revenue—other consists of bandwidth costs, and other expenses associated with the production and usage of Yahoo! Properties, including amortization of acquired intellectual property rights and developed technology. Cost of revenue—other also includes costs for Yahoo!’s technology platforms and infrastructure, including depreciation expense and other operating costs, directly related to revenue generating activities.

Cost of revenue—other increased $118 million, or 12 percent, for the year ended December 31, 2012, compared to 2011. The increase for the year ended December 31, 2012, compared to 2011, was primarily attributable to increases of $67 million in bandwidth costs, $38 million in content costs, and $10 million in incremental depreciation of server equipment.

Cost of revenue—other increased $38 million, or 4 percent, for the year ended December 31, 2011, compared to 2010. The increase for the year ended December 31, 2011, compared to 2010, was due to increased bandwidth costs.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses (including stock-based compensation expense), sales commissions, and travel costs.

Sales and marketing expenses for the year ended December 31, 2012 decreased $21 million, or 2 percent, as compared to 2011. The year-over-year decrease was primarily due to a decline in marketing and public relations expenses as well as a decline in third-party service provider expenses. This was offset by higher salaries of $29 million and higher stock-based compensation expense of $14 million in the sales and marketing function. The increase in salaries was due to higher sales commissions. The increase in stock-based compensation expense was due primarily to increased award grants and vesting accelerations upon executive terminations.

Sales and marketing expenses for the year ended December 31, 2011 decreased $142 million, or 11 percent, as compared to 2010. The year-over-year decrease was primarily due to decreased marketing-related expenses. Marketing-related expenses decreased during the year ended December 31, 2011, compared to 2010, due to the launch of various 2010 marketing campaigns, including our global branding campaign, for which there were no similar campaigns in 2011. The decrease in the sales and marketing function was also attributable to a decline in both sales commissions and third-party service provider expenses.

Product Development

Product development expenses consist primarily of compensation-related expenses (including stock-based compensation expense) incurred for the development of, enhancements to and maintenance of Yahoo! Properties, classification and organization of listings within Yahoo! Properties, research and development, and Yahoo!’s technology platforms and infrastructure. Depreciation expense and other operating costs are also included in product development.

Product development expenses for the year ended December 31, 2012 decreased $34 million, or 4 percent, as compared to 2011. For the year ended December 31, 2012, the decline was primarily attributable to a decline in salaries of $22 million and a decline in stock based compensation expense of $10 million in the product development function as a result of reduced headcount related to the Q2’12 Restructuring Plan described below.

Product development expenses for the year ended December 31, 2011 decreased $109 million, or 11 percent, as compared to 2010. The decrease in product development expenses was primarily due to decreased stock-based compensation expense and the capitalization of otherwise expensed compensation costs in product development associated with increased efforts in the development of our technology platform and specific products. The decrease in stock-based compensation expense was primarily due to increased cancellations for stock options and increased forfeitures for stock-based awards in the year ended December 31, 2011, compared to 2010.

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses (including stock-based compensation expense) related to other corporate departments and fees for professional services.

General and administrative expenses for the year ended December 31, 2012 increased $43 million, or 9 percent, as compared to 2011. The increase in the general and administrative function was due to increases of $16 million in professional services expense, $19 million in legal costs associated with the closure of our Korea business, and $12 million in stock-based compensation expense primarily due to vesting accelerations upon executive terminations.

General and administrative expenses for the year ended December 31, 2011 increased $10 million, or 2 percent, as compared to 2010. The increase was primarily due to increases in stock-based compensation expense, professional services expense, and travel and entertainment expense for the year ended December 31, 2011, compared to the prior year.

Amortization of Intangibles

We have purchased, and expect to continue purchasing, assets and/or businesses, which may include the purchase of intangible assets. Amortization of developed technology and acquired intellectual property rights is included in the cost of revenue and not in amortization of intangibles.

Amortization of intangibles for the year ended December 31, 2012 increased $2 million, or 7 percent, as compared to 2011. The year-over-year increase in amortization of intangibles from 2012 to 2011 was primarily driven by the inclusion of intangibles related to an acquisition in the fourth quarter of 2011. This is offset by a decrease in amortization expense for fully amortized assets acquired in prior years.

Amortization of intangibles for the year ended December 31, 2011 increased $2 million, or 6 percent, as compared to 2010. The year-over-year increase in amortization of intangibles from 2011 to 2010 was primarily driven by additional amortization expense incurred due to the inclusion of intangibles related to an acquisition in the fourth quarter of 2011.

Restructuring Charges, Net. For the years ended December 31, 2010, 2011, and 2012, restructuring charges, net was comprised of the following (dollars in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
	Restructuring Plans Prior to 2012	Restructuring Plans Prior to 2012	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total
Employee severance pay and related costs	$39,652	$12,965	$1,169	$96,537	$4,998	$102,704
Non-cancelable lease, contract terminations, and other charges	19,737	10,251	8,462	9,541	8,996	26,999
Other non-cash charges, net	2,779	990	—	40,462	69,434	109,896

Sub-total before (reversals) accelerations of stock-based compensation expense	62,168	24,206	9,631	146,540	83,428	239,599
(Reversals) accelerations of stock-based compensation expense	(4,211)	214	—	(3,429)	—	(3,429)

Restructuring charges, net	$57,957	$24,420	$9,631	$143,111	$83,428	$236,170

Restructuring Plans Prior to 2012. Prior to 2012, we implemented workforce reductions, a strategic realignment, and consolidation of certain real estate facilities and data centers to reduce our cost structure, align resources with our product strategy and improve efficiency. During the year ended December 31, 2010, we incurred total pre-tax cash charges of $59 million in severance, facility and other related costs, net of reversal for adjustments to original estimates totaling $9 million. In addition to the pre-tax cash charges, we recorded a non-cash charge of $3 million related to asset impairment and a $4 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $58 million in restructuring charges, net, recorded in the year ended December 31, 2010, $39 million related to the Americas segment, $17 million related to the EMEA segment and $2 million related to the Asia Pacific segment. During the year ended December 31, 2011, we incurred total pre-tax cash charges of $23 million in severance, facility and other related costs, net of reversal for adjustments to original estimates totaling $12 million. In addition to the pre-tax cash charges, we recorded a non-cash charge of $1 million related to asset impairment. Of the $24 million in restructuring charges, net recorded in the year ended December 31, 2011, $22 million related to the Americas segment, $1 million related to the EMEA segment and $1 million related to the Asia Pacific segment.

During the year ended December 31, 2012, we recorded total pre-tax cash charges of $10 million in severance, facility, and other related costs, net of reversal for adjustments to original estimates totaling $5 million. The majority of the $10 million in restructuring charges, net recorded in the year ended December 31, 2012, related to the Americas segment.

As of December 31, 2012, the aggregate outstanding restructuring liability related to the Restructuring Plans Prior to 2012 was $28 million, most of which relates to non-cancelable lease costs that we expect to pay over the terms of the related obligations, which extend to the second quarter of 2017.

Q2’12 Restructuring Plan. During the second quarter of 2012, we began implementing the Q2’12 Restructuring Plan to reduce our worldwide workforce by approximately 2,000 employees and to consolidate certain real estate and data center facilities. During the year ended December 31, 2012, we recorded total pre-tax cash charges of $139 million in severance and facility related costs and $40 million in non-cash facility and other asset impairment charges. The total pre-tax charges were offset by changes to original estimates of $33 million in severance related costs recognized throughout 2012, primarily as a result of redeployments and voluntary resignations of employees prior to their planned severance dates and a $3 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $143 million in restructuring charges, net recorded in the year ended December 31, 2012, $93 million related to the Americas segment, $46 million related to the EMEA segment, and $4 million related to Asia Pacific segment.

As of December 31, 2012, the aggregate outstanding restructuring liability related to the Q2’12 Restructuring Plan was $35 million, most of which relates to severance-related costs that we expect to be substantially paid by the fourth quarter of 2013. The remaining liability relates to non-cancelable lease costs that we expect to pay over the terms of the related obligations, which extend to the fourth quarter of 2021.

Q4’12 Korea Business Closure. During the fourth quarter of 2012, we decided to close our Korea business to streamline our operations and focus our resources. During the year ended December 31, 2012, we incurred total pre-tax cash charges of $13 million in severance and contract termination costs. In addition to the pre-tax cash charges, we recorded a non-cash charge of $86 million related to goodwill and other asset impairments and a non-cash credit of approximately $16 million related to the reversal of previously recorded cumulative foreign currency translation adjustment. As a result, we recorded a net $83 million in restructuring charges, which all related to the Asia Pacific segment, for the year ended December 31, 2012.

As of December 31, 2012, the aggregate outstanding restructuring liability related to the Q4’12 Korea Business Closure was $10 million, most of which relates to contract termination costs that we expect to be substantially paid by the second quarter of 2013.

See Note 14—“Restructuring charges, net” in the Notes to our consolidated financial statements for additional information.

Other Income, Net. Other income, net was as follows (dollars in thousands):

	Years Ended December 31,			2010-2011 Dollar Change	2011-2012 Dollar Change
	2010	2011	2012
Interest and investment income	$23,062	$18,920	$41,673	$(4,142)	$22,753
Gain on sale of Zimbra, Inc.	66,130	—	—	(66,130)	—
Gain on sale of HotJobs	186,345	—	—	(186,345)	—
Gain related to the sale of Alibaba Group Shares	—	—	4,603,322	—	4,603,322
Other	22,332	8,255	2,844	(14,077)	(5,411)

Total other income, net	$297,869	$27,175	$4,647,839	$(270,694)	$4,620,664

Interest and investment income consists of income earned from cash in bank accounts, investments made in marketable debt securities, money market funds, and dividend income on the Alibaba Group Preference Shares.

In February 2010, we sold Zimbra, Inc., for net proceeds of $100 million and recorded a pre-tax gain of $66 million. In August 2010, we sold HotJobs for net proceeds of $225 million and recorded a pre-tax gain of $186 million. In September 2012, we recorded a pre-tax gain of approximately $4.6 billion related to the sale of Alibaba Group Shares. See Note 8—“Investments in Equity Interests” for additional information.

Other consists of gains and losses from sales or impairments of marketable debt securities and/or investments in privately held companies, foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, foreign exchange gains and losses on balance sheet hedges, and other non-operating items.

Other income, net may fluctuate in future periods due to changes in our average investment balances, changes in interest and foreign exchange rates, changes in the fair value of foreign currency forward contracts, realized gains and losses on investments, and impairments of investments.

Income Taxes. The provision for income taxes for the year ended December 31, 2012 differs from the amount computed by applying the federal statutory income tax rate to income before provision for income taxes and earnings in equity interests as follows (dollars in thousands):

	Years Ended December 31,
	2010	(*)	2011	(*)	2012	(*)
Income tax at the U.S. federal statutory rate of 35 percent	$374,638	35%	$289,630	35%	$1,824,973	35%
State income taxes, net of federal benefit	54,268	5%	4,627	1%	237,637	5%
Change in valuation allowance	(1,315)	—	(5,975)	(1)%	(82)	—
Stock-based compensation expense	4,404	—	18,213	2%	17,703	—
Research tax credits	(10,345)	(1)%	(10,499)	(1)%	—	—
Effect of non-U.S. operations	(17,344)	(2)%	(42,806)	(5)%	(135,753)	(3)%
Resolution with tax authorities	(159,168)	(14)%	(14,685)	(2)%	(4,711)	—
Tax gain in excess of book gain from sales of Zimbra, Inc. and HotJobs due to basis differences	23,184	2%	—	—	—	—
Tax restructuring	(43,361)	(4)%	—	—	—	—
Other	(3,438)	—	3,262	—	276	—

Provision for income taxes	$221,523	21%	$241,767	29%	$1,940,043	37%

(*)	Percent of income before income taxes and earnings in equity interests.

Significant variances year over year as shown above are further explained as follows:

•

In 2012, we made a one-time distribution of foreign earnings resulting in an overall net benefit of approximately $117 million. The benefit is primarily due to excess foreign tax credits. Of the $117 million, $102 million is included above within “effect of non-U.S. operations.”

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

During the fourth quarter of 2011, we commenced discussions with the IRS Appeals Division to settle the contested adjustments for certain intercompany transfer-pricing matters from the 2005 and 2006 income tax examination. A tentative agreement has been reached and if the matter is resolved on the basis that is currently being discussed with the IRS, then the settlement will not cause us to have tax exposure beyond what has already been provided. We have protested similar transfer-pricing adjustments to our 2007 and 2008 income tax returns. No hearings with the IRS Appeals Division have been held. Our 2009 and 2010 U.S. income tax returns are currently under IRS examination.

As of December 31, 2012, our 2005 through 2008 tax returns are also under various stages of audit by the California Franchise Tax Board. While the Franchise Tax Board has not reached any conclusions on the 2007 and 2008 returns, we have protested the proposed adjustments to the 2005 and 2006 returns. We are also in various stages of examination and appeal in connection with our taxes in foreign jurisdictions, which generally span tax years 2005 through 2010.

While it is difficult to determine when these examinations will be settled or what their final outcomes will be, certain audits in various jurisdictions related to multinational income tax issues are expected to be resolved in the foreseeable future. As a result, it is reasonably possible that the unrecognized tax benefits could be reduced by up to approximately $90 million in the next twelve months. We believe that we have adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Our gross amount of unrecognized tax benefits as of December 31, 2012 is $727 million, of which $644 million is recorded on the consolidated balance sheets.

The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law will result in a tax benefit which will be recognized in the first quarter of 2013, which is the quarter in which the law was enacted.

We may have additional tax liabilities in China related to the sale to Alibaba Group of 523 million ordinary shares of Alibaba Group that took place during the year ended December 31, 2012. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S.

During the year ended December 31, 2012, tax authorities from the Brazilian State of Sao Paulo assessed certain indirect taxes against our Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment totaling approximately $85 million is for calendar years 2008 and 2009. We currently believe the assessment is without merit. We do not believe that it is probable the assessment will be sustained upon appeal and, accordingly, have not recorded an accrual for the assessment.

Earnings in Equity Interests. Earnings in equity interests for the year ended December 31, 2012 were approximately $676 million, compared to $477 million and $396 million for 2011 and 2010, respectively.

Earnings in equity interests increased during the year ended December 31, 2012 compared to 2011 due to Yahoo Japan and Alibaba Group’s continued improved financial performance in the year ended December 31, 2012 despite our reduced ownership interest (24 percent) in the fourth quarter of 2012 for Alibaba Group. Going forward we will record our share of the results of Alibaba Group in the consolidated statements of income based on a reduced percentage of ownership of 24 percent.

Earnings in equity interests increased during the year ended December 31, 2011 compared to 2010 due primarily to Yahoo Japan and Alibaba Group’s continued improved financial performance and the recognition of a dilution gain of $25 million, net of tax in the third quarter of 2011, related to our ownership interest in Alibaba Group offset by $33 million in non-cash losses related to the impairment of assets held by Yahoo Japan.

We record our share of the results of earnings in equity interests, one quarter in arrears, within earnings in equity interests in the consolidated statements of income. See Note 8—“Investments in Equity Interests” in the Notes to our consolidated financial statements for additional information.

Noncontrolling Interests. Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our consolidated financial statements. Noncontrolling interests were approximately $5 million in 2012, compared to $14 million and $13 million in 2011 and 2010, respectively. Noncontrolling interests recorded in 2012, 2011, and 2010 were mainly related to the Yahoo! 7 venture in Australia.

Liquidity and Capital Resources

As of and for each of the years ended December 31 (dollars in thousands):

	2011	2012
Cash and cash equivalents	$1,562,390	$2,667,778
Short-term marketable debt securities	493,189	1,516,175
Long-term marketable debt securities	474,338	1,838,425

Total cash, cash equivalents, and marketable debt securities	$2,529,917	$6,022,378

Percentage of total assets	17%	35%

Cash Flow Highlights	2010	2011	2012
Net cash provided by (used in) operating activities	$1,240,190	$1,323,806	$(281,554)
Net cash provided by investing activities	$509,915	$202,362	$3,362,044
Net cash used in financing activities	$(1,501,706)	$(1,455,958)	$(1,979,457)

Our operating activities for 2010, 2011, and 2012 have generated adequate cash to meet our operating needs.

As of December 31, 2012, we had cash, cash equivalents, and marketable debt securities totaling $6.0 billion, compared to $2.5 billion as of December 31, 2011. The increase was due to cash proceeds, net of fees, of $6.2 billion received from the sale of Alibaba Group Shares and $550 million from the TIPLA payment. This was partially offset by the repurchase of approximately 126 million shares of our outstanding common stock for $2.2 billion during the year ended December 31, 2012 and cash taxes paid of $2.3 billion in 2012 related to the sale of Alibaba Group Shares. After the payment of taxes and fees, net cash proceeds from the Initial Repurchase and the $550 million TIPLA payment were approximately $4.3 billion. We intend to return $3.65 billion of the after-tax proceeds to shareholders. We have returned approximately $2.1 billion to shareholders through share repurchases from May 20, 2012, the date we announced the Repurchase Agreement, through December 31, 2012.

As of December 31, 2011, we had cash, cash equivalents, and marketable debt securities totaling $2.5 billion, compared to $3.6 billion as of December 31, 2010. This was due primarily to the repurchase of approximately 110 million shares of our outstanding common stock for $1.6 billion during the year ended December 31, 2011.

Our foreign subsidiaries held $567 million of our total $6.0 billion of cash and cash equivalents and marketable debt securities as of December 31, 2012. During the year ended December 31, 2012, we recorded the tax effect of a one-time distribution of earnings from certain foreign subsidiaries. We made a one-time repatriation of foreign earnings and return of basis of foreign subsidiaries of $962 million from certain of our consolidated foreign subsidiaries in 2012. After this distribution, cumulative earnings remaining in our consolidated foreign subsidiaries and the related potential tax effect of repatriation is not material to our consolidated financial statements.

On October 19, 2012, we entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as Administrative Agent, and the other lenders party thereto from time to time. The Credit Agreement provides for a $750 million unsecured revolving credit facility for a term of 364 days, subject to extension for additional 364-day periods in accordance with the terms and conditions of the Credit Agreement. We may elect to increase the revolving credit facility by up to $250 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds from borrowings under the Credit Agreement, if any, are expected to be used for general corporate purposes. Borrowings under the Credit Agreement will bear interest at a rate equal to, at our option, either (a) a customary London interbank offered rate (a “Eurodollar Rate”), or (b) a customary base rate (a “Base Rate”), in each case plus an applicable margin. The applicable margin for borrowings under the Credit Agreement will be based upon the leverage ratio of the Company and range from 1.25 percent to 1.50 percent with respect to Eurodollar Rate borrowings and 0.25 percent to 0.50 percent with respect to Base Rate borrowings. As of December 31, 2012, we were in compliance with the financial covenants in the credit facility and no amounts were outstanding.

We invest excess cash predominantly in marketable debt securities, money market funds, and time deposits that are liquid, highly rated, and the majority of which have effective maturities of less than one year. Our marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The fair value for securities is determined based on quoted market prices of the historical underlying security or from readily available pricing sources for the identical underlying securities that may not be actively traded as of the valuation date. As of December 31, 2012, certain of our marketable debt securities had a fair value below cost due primarily to the changes in market rates of interest and yields on these securities. We evaluate these investments periodically for possible other-than-temporary impairment. We have no current requirement or intent to sell these securities. We expect to recover up to (or beyond) the initial cost of the investment.

We monitor our exposure to European markets, and as of December 31, 2012 we do not have any material direct exposure to European sovereign debt securities. We invest a portion of excess operating cash in money market funds denominated in Euros and British pounds, and through some of these funds we may have immaterial indirect exposure to high-credit quality European sovereign debt securities.

We currently hedge our net investment in Yahoo Japan with forward contracts to reduce the risk that our investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. The forward contracts are required to be settled in cash and the amount of cash payment we receive or could be required to pay upon settlement could be material.

We expect to continue to evaluate possible acquisitions of, or strategic investments in, businesses, products, and technologies that are complementary to our business, which acquisitions and investments may require the use of cash.

We expect to generate positive cash flows from operations in 2013. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable debt securities, together with any cash generated from operations and borrowings under the Credit Agreement, will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.

See Note 2—“Investments and Fair Value Measurements” in the Notes to our consolidated financial statements for additional information.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, working capital changes and dividends received from equity investees. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense, non-cash restructuring charges, tax benefits from stock-based awards, excess tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. We had a net use of cash in the year ended December 31, 2012 primarily due to a cash tax payment of $2.3 billion related to the sale of Alibaba Group Shares. Offsetting this use, we generated adjusted EBITDA of $1.7 billion, received a payment from Alibaba Group of $550 million in satisfaction of certain future royalty payments, and received dividends from Yahoo Japan of $84 million. Cash provided by operating activities was higher than net income in the year ended December 31, 2011 mainly due to non-cash items included in net income. Cash provided by operating activities was slightly lower than net income in the year ended December 31, 2010 due to non-cash items included in net income and changes in working capital, including lower collections on accounts receivable, higher tax payments, and Microsoft reimbursements not yet received as cash.

Cash provided by investing activities is primarily attributable to capital expenditures, purchases, sales and maturities of marketable debt securities, purchases of intangible assets, sales of other assets, as well as acquisitions including our strategic investments. Our capital expenditures, including capitalized software and labor, totaled $506 million in 2012, $593 million in 2011, and $714 million in 2010. Our capital expenditures have been primarily used for purchases and internal development of software to support our offerings and our increased number of users as well as the build out of our owned and operated data centers. During the year ended December 31, 2012, we utilized approximately $2.4 billion for net purchases of marketable debt securities which was offset by cash proceeds, net of fees, of $6.2 billion received from the sale of our Shares to Alibaba Group. In each of 2011 and 2010, we received net proceeds from sales, maturities, and purchases of marketable debt securities of $1.1 billion. In 2010, we received net proceeds of $325 million from sales of divested businesses for which there were no similar transactions in 2011. We invested a net $6.0 million in acquisitions in 2012, compared to $324 million and $157 million in 2011 and 2010, respectively. Acquisition investments in 2011 included the cash outlay for an acquisition in the Americas region.

Cash used in financing activities is driven by stock repurchases offset by employee stock option exercises and employee stock purchases. Our cash proceeds from employee option exercises and employee stock purchases made through our employee stock purchase plan were $218 million in 2012, compared to $156 million and $167 million in 2011 and 2010, respectively. During the year ended December 31, 2012, we used approximately $2.2 billion in the direct repurchase of 126 million shares of common stock at an average price of $17.20 per share and $61 million for tax withholding payments related to net share settlements of restricted stock units. During the year ended December 31, 2011, we used approximately $1.6 billion in the direct repurchase of 110 million shares of common stock at an average price of $14.75 per share and $45 million for tax withholding payments related to net share settlements of restricted stock units. During the year ended December 31, 2010, we used approximately $1.7 billion in the direct repurchase of 119 million shares of common stock at an average price of $14.68 per share and $49 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock. In 2012, 2011, and 2010, $36 million, $71 million, and $131 million, respectively, of excess tax benefits from stock-based awards for options exercised in current and prior periods were included as a source of cash flows from financing activities. These excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods. We have accumulated excess tax deductions relating to stock options exercised prior to January 1, 2006 available to reduce income taxes otherwise payable. To the extent such deductions reduce income taxes payable in the current year, they are reported as financing activities in the consolidated statements of cash flows. See Note 13—“Employee Benefits” in the Notes to our consolidated financial statements for additional information.

Stock repurchases

In June 2010, the Board authorized a stock repurchase program allowing us to repurchase up to $3 billion of our outstanding shares of common stock from time to time. That repurchase program, which by its terms would have expired in June 2013, was exhausted during the third quarter of 2012. In May 2012, the Board authorized a stock repurchase program allowing us to repurchase up to an additional $5 billion of our outstanding shares of common stock from time to time (this amount includes the $3.65 billion we committed to return to our shareholders from the Initial Repurchase proceeds). The May 2012 repurchase program, according to its terms, will expire in June 2015 unless revoked earlier by the Board. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. During the year ended December 31, 2012, we repurchased approximately 126 million shares of our common stock under the June 2010 and May 2012 stock repurchase programs at an average price of $17.20 per share for a total of approximately $2.2 billion.

Shares available for repurchase

	October 2006 Program	June 2010 Program	May 2012 Program	Total
	(dollars in millions)
January 1, 2010	$973	$—	$—	$973
Authorized Share Repurchase amount under June 2010 Program	—	3,000	—	3,000
Total 2010 Repurchases	(973)	(776)	—	(1,749)

December 31, 2010	$—	$2,224	$—	$2,224

Total 2011 Repurchases	—	(1,619)	—	(1,619)

December 31, 2011	$—	$605	$—	$605

Authorized Share Repurchase amount under May 2012 Program	—	—	5,000	5,000
Total 2012 Repurchases	—	(605)	(1,562)	(2,167)

December 31, 2012	$—	$—	$3,438	$3,438

Capital expenditures

Capital expenditures are generally comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, real estate, and capitalized software and labor. Capital expenditures, net were $714 million, $593 million and $506 million in 2010, 2011, and 2012, respectively.

Contractual obligations and commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2012 (dollars in millions):

	Payments Due by Period
	Total	Due in 2013	Due in 2014-2015	Due in 2016-2017	Thereafter
Operating lease obligations(1)	$438	$135	$188	$77	$38
Capital lease obligation(2)	55	9	16	17	13
Affiliate commitments(3)	76	76	—	—	—
Non-cancelable obligations(4)	178	98	49	13	18
Uncertain tax positions, including interest and penalties(5)	694	—	—	—	694

Total contractual obligations	$1,441	$318	$253	$107	$763

(1)

We have entered into various non-cancelable operating lease agreements for our offices throughout the Americas, EMEA, and Asia Pacific regions with original lease periods up to 12 years, expiring between 2012 and 2022. See Note 11—“Commitments and Contingencies” in the Notes to the consolidated financial statements for additional information.

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

(5)

As of December 31, 2012, unrecognized tax benefits and potential interest and penalties resulted in accrued liabilities of $694 million, classified as deferred and other long-term tax liabilities, net on our consolidated balance sheets. As of December 31, 2012, the settlement period for the $694 million income tax liabilities cannot be determined. See Note 15—“Income Taxes” in the Notes to our consolidated financial statements for additional information.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $31 million through 2023.

Other Commitments. In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, joint ventures and business partners, purchasers of assets or subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of the our breach of agreements or representations and warranties made by us, services to be provided by us, intellectual property infringement claims made by third parties or, with respect to the sale of assets or a subsidiary, matters related to our conduct of the business and tax matters prior to the sale. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify our directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in our consolidated financial statements.

Off Balance Sheet Arrangements

As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. In addition, we identified no variable interests currently held in entities for which we are the primary beneficiary. In addition, as of December 31, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about, among other things, the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

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

Income Taxes. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. See Note 15—“Income Taxes” in the Notes to our consolidated financial statements for additional information. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are in accordance with applicable tax laws. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate based on new information. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

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

We conducted our annual goodwill impairment test as of October 31, 2012 and determined that the fair values of our reporting units exceeded their carrying values and therefore goodwill in those reporting units was not impaired.

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

Therefore, expected volatility for the year ended December 31, 2012 was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting award forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate this forfeiture rate based on historical experience of our stock-based awards that are granted and cancelled before vesting. If our actual forfeiture rate is materially different from our original estimates, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. In addition, because many of our stock-based awards have vesting schedules of two or three year cliff vests, a significant change in our actual or expected forfeiture experience will result in the adjustment of stock-based compensation which was recorded in prior years for all unvested awards. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the consolidated financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the consolidated financial statements. See Note 13—“Employee Benefits” in the Notes to our consolidated financial statements for additional information.

Recent Accounting Pronouncements

See Note 1—“The Company and Summary of Significant Accounting Policies” in the Notes to our consolidated financial statements, which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in currency exchange rates and interest rates and changes in the market values of our investments. We may use derivative financial instruments to mitigate certain risks in accordance with our investment and foreign exchange policies. We do not use derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Exposure

Our exposure to market risk for changes in interest rates impacts our costs associated with hedging, and primarily relates to our cash and marketable debt securities portfolio. We invest excess cash in money market funds, time deposits, and liquid debt instruments of the U.S. and foreign governments and their agencies, U.S. municipalities, and high-credit corporate issuers which are classified as marketable debt securities and cash equivalents.

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in a $33 million and $7 million decrease in the fair value of our available-for-sale debt securities as of December 31, 2012 and 2011, respectively.

Foreign Currency Exposure

Our foreign currency exposure continues to increase as we grow internationally. The objective of our foreign exchange risk management program is to identify material foreign currency exposures and identify methods to manage these exposures to minimize the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations. Counterparties to our derivative contracts are all major institutions.

We transact business in various foreign currencies and have significant international revenue, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates.

Our objective is to identify material foreign currency exposures and to manage these exposures to minimize the potential effects of currency fluctuations on our reported consolidated cash flow and results of operations. We had net realized and unrealized foreign currency transaction losses of $1 million for the year ended December 31, 2012. Our net realized and unrealized foreign currency transaction gains were $9 million and $13 million for the years ended December 31, 2011 and 2010, respectively.

We categorize our foreign currency exposure as follows: 1) net investment, 2) balance sheet, and 3) translation.

Net Investment Exposure. In December 2012, we began hedging, on an after-tax basis, our net investment in Yahoo Japan with forward contracts to reduce the risk that our investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. The forward contracts have maturities ranging from 9 to 15 months. If the Japanese yen appreciates at maturity from the forward contract execution rates, the forward contracts will require us to pay a cash settlement, which may be material. If the Japanese yen depreciates at maturity from the forward contract execution rates, we will receive a cash settlement, which may be material. We have elected to apply net investment hedge accounting and expect the hedges to be effective, allowing changes in fair value of the derivative instrument to be recorded in accumulated other comprehensive income on our consolidated balance sheet. The notional amounts of the foreign currency forward contracts related to our net investment hedge were $3 billion as of December 31, 2012. The fair value of the foreign currency contracts was $3 million as of December 31, 2012 and is included in prepaid expenses and other current assets on the consolidated balance sheet. A gain of $3 million was recorded for the year ended December 31, 2012 and is included in accumulated other comprehensive income on our consolidated balance sheet.

Balance Sheet Exposure. We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities, including intercompany transactions that are denominated in foreign currencies. The balance sheet hedges are carried at fair value with changes in the fair value recorded in other income, net on our consolidated statements of income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains or losses on the assets and liabilities being hedged. The notional amounts of the foreign currency forward contracts were $356 million and $92 million as of December 31, 2012 and 2011, respectively. We did not enter into any derivative instruments in fiscal year 2010. The fair value of the foreign currency forward contract liability was $5 million and $3 million as of December 31, 2012 and 2011, respectively, and was recorded as a gain of $4 million and loss of $3 million for the years ended December 31, 2012 and 2011, respectively.

Translation Exposure. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity. We do not hedge our exposure to foreign currency risks arising from translation, except for the Japanese yen forward contracts entered into related to our investment in Yahoo Japan.

A Value-at-Risk (“VaR”) sensitivity analysis was performed on all of our foreign currency derivative positions as of December 31, 2012 and December 31, 2011 to assess the potential impact of fluctuations in exchange rates. The VaR model uses a Monte Carlo simulation to generate thousands of random price paths assuming normal market conditions. The VaR is the maximum expected one day loss in fair value, for a given statistical confidence level, to our foreign currency derivative positions due to adverse movements in rates. The VaR model is used as a risk management tool and is not intended to represent either actual or forecasted losses. Based on the results of the model using a 99 percent confidence interval, we estimate the maximum one-day loss in fair value is $2.8 million on the notional value of our balance sheet hedges at December 31, 2012 compared to a $0.7 million loss at December 31, 2011. The maximum one-day loss in fair-value is $27.7 million on the notional value of the net investment hedges at December 31, 2012. There were no net investment hedges outstanding at December 31, 2011.

Actual future gains and losses associated with our derivative positions may differ materially from the sensitivity analysis performed as of December 31, 2012 due to the inherent limitations associated with predicting the timing and amount of changes in foreign currency exchange rates and our actual exposures and positions. In addition, the VaR sensitivity analysis may not reflect the complex market reactions that may arise from the market shifts modeled within this VaR sensitivity analysis.

Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the year ended December 31, 2011, revenue ex-TAC for the Americas segment for the year ended December 31, 2012 would have been higher than we reported by $9 million; revenue ex-TAC for the EMEA segment would have been higher than we reported by $17 million; and revenue ex-TAC for the Asia Pacific segment would have been higher than we reported by $7 million. Using the foreign currency exchange rates from the year ended December 31, 2011, direct costs for the Americas segment for the year ended December 31, 2012 would have been higher than we reported by $5 million; direct costs for the EMEA segment would have been higher than we reported by $8 million; and direct costs for the Asia Pacific segment would have been higher than we reported by $2 million.

Investment Exposure

We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable debt securities and equity instruments of public and private companies.

Our cash and marketable debt securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of December 31, 2011 and 2012, net unrealized gains and losses on these investments were not material.

Alibaba Group Preference Shares Exposure. To estimate the fair value of the Alibaba Group Preference Shares, we performed benchmarking by comparing the terms and conditions of the Alibaba Group Preference Shares to dividend rates, subordination terms, and credit ratings of those of similar type instruments. The credit rating of Alibaba Group, general business conditions, and market rates could materially affect the fair value of the Alibaba Group Preference Shares.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yahoo! Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Yahoo! Inc. and its subsidiaries at December 31, 2011 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 28, 2013

Yahoo! Inc.

Consolidated Balance Sheets

	December 31,
	2011	2012
	(In thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,562,390	$2,667,778
Short-term marketable debt securities	493,189	1,516,175
Accounts receivable, net of allowance of $30,142 and $32,635 as of December 31, 2011 and 2012, respectively	1,037,474	1,008,448
Prepaid expenses and other current assets	359,483	460,312

Total current assets	3,452,536	5,652,713
Long-term marketable debt securities	474,338	1,838,425
Alibaba Group Preference Shares	—	816,261
Property and equipment, net	1,730,888	1,685,845
Goodwill	3,900,752	3,826,749
Intangible assets, net	254,600	153,973
Other long-term assets	220,628	289,130
Investments in equity interests	4,749,044	2,840,157

Total assets	$14,782,786	$17,103,253

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$166,595	$184,831
Accrued expenses and other current liabilities	846,044	808,475
Deferred revenue	194,722	296,926

Total current liabilities	1,207,361	1,290,232
Long-term deferred revenue	43,639	407,560
Capital lease and other long-term liabilities	134,905	124,587
Deferred and other long-term tax liabilities, net	815,534	675,271

Total liabilities	2,201,439	2,497,650
Commitments and contingencies (Note 11)	—	—
Yahoo! Inc. stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,244,956 shares issued and 1,217,481 shares outstanding as of December 31, 2011 and 1,189,816 shares issued and 1,115,233 shares outstanding as of December 31, 2012	1,242	1,187
Additional paid-in capital	9,825,899	9,563,348
Treasury stock at cost, 27,475 shares as of December 31, 2011 and 74,583 shares as of December 31, 2012	(416,237)	(1,368,043)
Retained earnings	2,432,294	5,792,459
Accumulated other comprehensive income	697,869	571,249

Total Yahoo! Inc. stockholders’ equity	12,541,067	14,560,200
Noncontrolling interests	40,280	45,403

Total equity	12,581,347	14,605,603

Total liabilities and equity	$14,782,786	$17,103,253

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2010	2011	2012
	(In thousands, except per share amounts)
Revenue	$6,324,651	$4,984,199	$4,986,566
Operating expenses:
Cost of revenue—Traffic acquisition costs	1,736,423	603,371	518,906
Cost of revenue—Other	945,651	983,626	1,101,660
Sales and marketing	1,263,992	1,122,193	1,101,572
Product development	1,028,716	919,368	885,824
General and administrative	487,762	497,288	540,247
Amortization of intangibles	31,626	33,592	35,819
Restructuring charges, net	57,957	24,420	236,170

Total operating expenses	5,552,127	4,183,858	4,420,198

Income from operations	772,524	800,341	566,368
Other income, net	297,869	27,175	4,647,839

Income before income taxes and earnings in equity interests	1,070,393	827,516	5,214,207
Provision for income taxes	(221,523)	(241,767)	(1,940,043)
Earnings in equity interests	395,758	476,920	676,438

Net income	1,244,628	1,062,669	3,950,602
Less: Net income attributable to noncontrolling interests	(12,965)	(13,842)	(5,123)

Net income attributable to Yahoo! Inc.	$1,231,663	$1,048,827	$3,945,479

Net income attributable to Yahoo! Inc. common stockholders per share—basic	$0.91	$0.82	$3.31

Net income attributable to Yahoo! Inc. common stockholders per share—diluted	$0.90	$0.82	$3.28

Shares used in per share calculation—basic	1,354,118	1,274,240	1,192,775

Shares used in per share calculation—diluted	1,364,612	1,282,282	1,202,906

Stock-based compensation expense by function:
Cost of revenue—Other	$3,275	$3,489	$10,078
Sales and marketing	71,154	65,120	82,115
Product development	106,665	89,587	74,284
General and administrative	42,384	45,762	57,888
Restructuring expense (reversals) accelerations, net	(4,211)	214	(3,429)

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2010	2011	2012
	(In thousands)
Comprehensive income
Net income	$1,244,628	$1,062,669	$3,950,602

Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(1,214), $8,518, and $(86) for 2010, 2011, and 2012, respectively	3,987	(17,244)	7,571
Reclassification adjustment for realized (gains) losses on available–for-sale securities included in net income, net of taxes of $116, $(648), and $(5,197) for 2010, 2011, and 2012, respectively	(174)	972	9,088

Net change in unrealized gains (losses) on available-for-sale securities, net of tax	3,813	(16,272)	16,659

Foreign currency translation adjustments:
Foreign currency translation adjustments (“CTA”), net of tax	131,205	209,887	(9,334)
Net investment hedge CTA, net of tax	—	—	3,241
Reclassification adjustments for CTA, net of tax	—	—	(137,186)

Net foreign currency translation adjustments, net of tax	131,205	209,887	(143,279)

Other comprehensive income	135,018	193,615	(126,620)

Comprehensive income	1,379,646	1,256,284	3,823,982
Less: Comprehensive income attributable to noncontrolling interests	(12,965)	(13,842)	(5,123)

Comprehensive income attributable to Yahoo! Inc.	$1,366,681	$1,242,442	$3,818,859

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Stockholders’ Equity

	Years Ended December 31,
	2010	2011	2012
	(In thousands)
Common stock
Balance, beginning of year	$1,410	$1,306	$1,242
Common stock issued (retired), net	(104)	(64)	(55)

Balance, end of year	1,306	1,242	1,187

Additional paid-in capital
Balance, beginning of year	10,640,367	10,109,913	9,825,899
Common stock and stock-based awards issued	167,368	156,211	218,349
Stock-based compensation expense	235,558	226,270	244,653
Tax benefits (detriments) from stock-based awards	43,119	33,497	(31,440)
Tax withholdings related to net share settlements of restricted stock units	(48,600)	(44,593)	(60,939)
Retirement of treasury stock	(977,970)	(643,401)	(630,639)
Other	50,071	(11,998)	(2,535)

Balance, end of year	10,109,913	9,825,899	9,563,348

Treasury stock
Balance, beginning of year	(117,331)	—	(416,237)
Repurchases of common stock	(1,749,311)	(1,618,741)	(2,167,841)
Tax withholdings related to net share settlements of restricted stock awards	(100)	(168)	—
Retirement of treasury stock	1,866,742	1,202,672	1,216,035

Balance, end of year	—	(416,237)	(1,368,043)

Retained earnings
Balance, beginning of year	1,599,638	1,942,656	2,432,294
Net income attributable to Yahoo! Inc.	1,231,663	1,048,827	3,945,479
Retirement of treasury stock	(888,645)	(559,189)	(585,314)

Balance, end of year	1,942,656	2,432,294	5,792,459

Accumulated other comprehensive income
Balance, beginning of year	369,236	504,254	697,869
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	3,813	(16,272)	16,659
Foreign currency translation adjustment, net of tax	131,205	209,887	(143,279)

Balance, end of year	504,254	697,869	571,249

Total Yahoo! Inc. stockholders’ equity	$12,558,129	$12,541,067	$14,560,200

	Number of Outstanding Shares
	(In thousands)
Common stock
Balance, beginning of year	1,406,075	1,308,836	1,217,481
Common stock and restricted stock issued	21,946	18,371	23,773
Repurchases of common stock	(119,179)	(109,716)	(126,021)
Tax withholdings related to net share settlements of restricted stock awards	(6)	(10)	—

Balance, end of year	1,308,836	1,217,481	1,115,233

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2011	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,244,628	$1,062,669	$3,950,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	555,216	530,516	549,235
Amortization of intangible assets	127,293	117,723	105,366
Stock-based compensation expense, net	219,267	204,172	220,936
Non-cash restructuring charges	2,813	990	109,896
Accrued dividend income related to Alibaba Group Preference Shares	—	—	(20,000)
Tax benefits (detriments) from stock-based awards	43,119	33,497	(31,440)
Excess tax benefits from stock-based awards	(131,061)	(70,680)	(35,844)
Deferred income taxes	112,582	70,392	(769,320)
Earnings in equity interests	(395,758)	(476,920)	(676,438)
Dividends received from Yahoo Japan	60,918	75,391	83,648
Gain from sale of Alibaba Group Shares	—	—	(4,603,322)
(Gain) loss from sales of investments, assets, and other, net	(222,347)	4,405	(11,840)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(31,419)	38,100	34,752
Prepaid expenses and other	(168,183)	97,849	78,529
Accounts payable	23,593	(316)	12,747
Accrued expenses and other liabilities	(74,505)	(290,070)	255,799
Deferred revenue	(125,966)	(73,912)	465,140

Net cash provided by (used in) operating activities	1,240,190	1,323,806	(281,554)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(714,078)	(593,294)	(505,507)
Purchases of marketable debt securities	(2,502,652)	(1,708,530)	(3,520,327)
Proceeds from sales of marketable debt securities	1,525,330	1,508,948	741,947
Proceeds from maturities of marketable debt securities	2,074,592	1,316,197	381,403
Proceeds related to sale of Alibaba Group Shares, net	—	—	6,247,728
Acquisitions, net of cash acquired	(157,442)	(323,830)	(5,716)
Purchases of intangible assets	(21,443)	(11,819)	(3,799)
Proceeds from sales of divested businesses	325,000	—	—
Proceeds from the sale of investments	—	21,271	26,132
Other investing activities, net	(19,392)	(6,581)	183

Net cash provided by investing activities	509,915	202,362	3,362,044

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	167,388	156,226	218,371
Repurchases of common stock	(1,749,311)	(1,618,741)	(2,167,841)
Excess tax benefits from stock-based awards	131,061	70,680	35,844
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(48,700)	(44,761)	(60,939)
Other financing activities, net	(2,144)	(19,362)	(4,892)

Net cash used in financing activities	(1,501,706)	(1,455,958)	(1,979,457)

Effect of exchange rate changes on cash and cash equivalents	2,598	(34,247)	4,355
Net change in cash and cash equivalents	250,997	35,963	1,105,388
Cash and cash equivalents at beginning of year	1,275,430	1,526,427	1,562,390

Cash and cash equivalents at end of year	$1,526,427	$1,562,390	$2,667,778

See Note 8—“Investments in Equity Interests” for information about the non-cash proceeds of $800 million in Alibaba Group Preference Shares.

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Notes to Consolidated Financial Statements

Note 1    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!” or the “Company”), is a global technology company focused on making the world’s daily habits inspiring and entertaining. The Company provides a variety of products and services, many of them personalized, including search, content, and communication tools—all daily habits for hundreds of millions of users, on the Web and on mobile devices. The majority of the Company’s product offerings are available in more than 45 languages and in 60 countries, regions, and territories.

The Company creates value for advertisers and their brands by connecting them with targeted audiences of users through their daily habits. Advertisers can build their businesses through advertising to these targeted audiences on the Company’s online properties and services (“Yahoo! Properties”), or through a distribution network of third-party entities (“Affiliates”) who integrate the Company’s advertising offerings into their Websites or other offerings (those Websites and other offerings, “Affiliate sites”).

Basis of Presentation. The consolidated financial statements include the accounts of Yahoo! Inc. and its majority-owned or otherwise controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets. The Company has included the results of operations of acquired companies from the date of acquisition. Certain prior period amounts have been reclassified to conform to the current period presentation. To conform to the current period presentation, the Company corrected the classification of $55 million and $84 million of costs principally included in product development expenses to cost of revenue—other for the years ended December 30, 2010 and December 31, 2011, respectively.

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

Concentration of Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable debt securities, accounts receivable, and derivative financial instruments. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. A large portion of the Company’s cash is managed by external managers within the guidelines of the Company’s investment policy. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating. To manage the risk exposure, the Company maintains its portfolio of cash and cash equivalents and short-term and long-term investments in a variety of fixed income securities, including U.S. and foreign government, agency, municipal and highly rated corporate debt obligations and money market funds. The Company’s derivative instruments expose the Company to credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. The Company seeks to mitigate this risk by limiting its counterparties to major financial institutions and by spreading the risk across several major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. See “Note 9—Derivative Instruments” for additional information related to the Company’s derivative instruments. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2011 and 2012, no one customer accounted for 10 percent or more of the accounts receivable balance and no one customer accounted for 10 percent or more of the Company’s revenue for 2010, 2011, or 2012. Revenue under the Company’s Search and Advertising Services and Sales Agreement (the “Search Agreement”) with Microsoft Corporation (“Microsoft”) represented more than 10 percent of the Company’s revenue during 2011 and 2012.

Comprehensive Income. Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, and gains and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities classified as available-for-sale, net changes in fair value of derivative instruments related to our net investment hedges, as well as the Company’s share of its equity investees’ other comprehensive income.

Foreign Currency. The functional currency of the Company’s international subsidiaries is evaluated on a case-by-case basis and is often the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. In addition, the Company records translation gains (losses) related to its foreign equity method investments in accumulated other comprehensive income (loss). The Company records foreign currency transaction gains and losses, realized and unrealized in other income, net in the consolidated statements of income. The Company recorded $13 million and $9 million of net gains in 2010 and 2011, respectively, and $1 million of net losses in 2012.

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

Operating cash deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate its credit risk by spreading such risk across multiple counterparties and monitoring the risk profiles of these counterparties.

The Company’s marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates the investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company’s intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be collected based on credit risk and the amortized cost basis of the debt security is recognized in earnings. The Company has no current requirement or intent to sell a material portion of debt securities as of December 31, 2012. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method. During the years ended December 31, 2010, 2011 and 2012, gross realized gains and losses on available-for-sale debt and equity securities were not material.

Allowance for Doubtful Accounts. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

Derivative Financial Instruments. The Company uses derivative financial instruments, primarily foreign currency forward contracts, to mitigate certain foreign currency exposures. The Company has designated certain foreign currency forward contracts as net investment hedges, which are accounted for in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”) with the effective portion of changes in fair value recorded in accumulated other comprehensive income on the Company’s consolidated balance sheet and any ineffective portion is recorded in other income, net on the Company’s consolidated statements of income. The Company expects the net investment hedges to be effective, on an after-tax basis, as described in ASC 815. Effectiveness will be assessed each quarter. Should any portion of the net investment hedge become ineffective, the ineffective portion will be reclassified to other income, net on the Company’s consolidated statements of income. The fair values of the net investment hedges are determined using quoted observable inputs. Gains and losses reported in accumulated other comprehensive income will not be reclassified into earnings until a sale of the Company’s underlying investment.

The Company has designated certain foreign currency forward contracts as balance sheet hedges to mitigate foreign currency balance sheet exposures. These balance sheet hedges are used to partially offset the foreign currency exchange gains and losses generated by the re-measurement of certain assets and liabilities denominated in non-functional currency. Changes in the fair value of these derivatives are recorded in other income, net on the Company’s consolidated statements of income. The fair values of the balance sheet hedges are determined using quoted observable inputs.

The Company recognizes all derivative instruments as other assets or liabilities on the Company’s consolidated balance sheets at fair value. The Company’s derivative financial instruments are not used for trading or speculative purposes. See Note 9—“Derivative Financial Instruments” for a full description of the Company’s derivative financial instrument activities and related accounting.

Property and Equipment. Buildings are stated at cost and depreciated using the straight-line method over the estimated useful lives of 25 years. Leasehold improvements are amortized over the lesser of their expected useful lives and the remaining lease term. Computers and equipment and furniture and fixtures are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years.

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

Capitalized Software and Labor. The Company capitalized certain software and labor costs totaling approximately $110 million, $192 million, and $180 million during 2010, 2011, and 2012, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

During 2010, 2011, and 2012, the amortization of capitalized costs totaled approximately $108 million, $114 million, and $142 million, respectively. Capitalized software and labor costs are included in property and equipment, net. Included in the capitalized amounts above are $16 million, $22 million, and $24 million, respectively, of stock-based compensation expense in the years ended December 31, 2010, 2011, and 2012.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. The performance of the goodwill impairment test involves a two-step process. The first step involves comparing the fair value of the Company’s reporting units to their carrying values, including goodwill. The Company’s reporting units are based on geography, either at the operating segment level or one level below the operating segments level. The fair values of the reporting units are estimated using an average of a market approach and an income approach as this combination is deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. In addition, the fair values estimated under these two approaches are validated against each other to ensure consistency. Under the market approach, the Company utilizes publicly-traded comparable company information, specific to the regions in which the reporting units operate, to determine revenue and earnings multiples that are used to value the reporting units adjusted for an estimated control premium. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. If the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. The Company conducted its annual goodwill impairment test as of October 31, 2012 and determined that the fair values of its reporting units exceeded their carrying values and therefore goodwill in those reporting units was not impaired. See Note 5—“Goodwill” for additional information.

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

Operating and Capital Leases. The Company leases office space and data centers under operating leases and certain data center equipment under a capital lease agreement with original lease periods up to 12 years. Assets acquired under capital leases are amortized over the shorter of the remaining lease term or its estimated useful life which is generally 10 to 15 years. Certain of the lease agreements contain rent holidays and rent escalation provisions. For purposes of recognizing these lease incentives on a straight-line basis over the term of the lease, the Company uses the date of initial possession to begin amortization. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the period of straight-line recognition. For each of the years ended December 31, 2010, 2011 and 2012, the Company expensed $5 million of interest, which approximates the cash payments made for interest. As of December 31, 2011 and 2012, the Company had net lease commitments included in capital lease and other long-term liabilities in the consolidated balance sheets of $41 million and $37 million, respectively.

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

Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties. Income taxes paid were $232 million, $96 million, and $2.3 billion in the years ended December 31, 2010, 2011, and 2012, respectively. Interest paid was not material in any of the years presented. See Note 15—“Income Taxes” for additional information.

Revenue Recognition. Revenue is generated from several offerings including the display of graphical advertisements (“display advertising”), the placement of links to advertisers’ Websites (“search advertising”), and other sources. For revenue arrangements with multiple deliverables, the consideration is allocated based on the relative selling price for each deliverable. The selling price for each arrangement deliverable can be established based on vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) if VSOE is not available. An estimate of selling price (“ESP”) is used if neither VSOE nor TPE is available.

The Company recognizes revenue from display advertising on Yahoo! Properties and Affiliate sites as impressions are delivered. Impressions are delivered when a sold advertisement appears in pages viewed by users. Arrangements for these services generally have terms of up to one year and in some cases the terms may be up to three years. For display advertising on Affiliate sites, the Company pays Affiliates for the revenue generated from the display of these advertisements on the Affiliate sites. Traffic acquisition costs (“TAC”) are payments made to third-party entities that have integrated the Company’s advertising offerings into their Websites or other offerings and payments made to companies that direct consumer and business traffic to Yahoo! Properties. The display revenue derived from these arrangements that involve traffic supplied by Affiliates is reported gross of the TAC paid to Affiliates as the Company is the primary obligor to the advertisers who are the customers of the display advertising service.

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

The Company recognizes revenue from search advertising on Yahoo! Properties and Affiliate sites. Search revenue is recognized based on Paid Clicks. A Paid Click occurs when a user clicks on a sponsored listing on Yahoo! Properties and Affiliate sites for which an advertiser pays on a per click basis. The Company’s Search Agreement with Microsoft provides for Microsoft to be the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites. In transitioned markets, the Company reports as revenue the 88 percent share of revenue generated from Microsoft’s services on Yahoo! Properties and Affiliate sites, as the Company is not the primary obligor in the arrangement with the advertisers. See Note 18—“Search Agreement with Microsoft Corporation” for a description of the Search Agreement with Microsoft.

In non-transitioned markets, the Company pays Affiliates TAC for the revenue generated from the search advertisements on the Affiliates’ Websites. The revenue derived from these arrangements is reported on a gross basis including TAC paid to Affiliates, as the Company continues to be the primary obligor to the advertisers. The Company also generates search revenue from a revenue sharing arrangement with Yahoo Japan for search technology and services and records the related revenue as it is earned.

Other revenue includes listings-based services revenue, transaction revenue, royalties, and fees revenue. Listings-based services revenue is generated from a variety of consumer and business listings-based services, including classified advertising such as Yahoo! Autos and other services. The Company recognizes listings-based services revenue when the services are performed. Transaction revenue is generated from facilitating commercial transactions through Yahoo! Properties, principally from Yahoo! Small Business, Yahoo! Travel, and Yahoo! Shopping. The Company recognizes transaction revenue when there is evidence that qualifying transactions have occurred. We also receive royalties from joint venture partners that are recognized when earned. Fees revenue consists of revenue generated from a variety of consumer and business fee-based services as well as services for small businesses. The Company recognizes fees revenue when the services are performed.

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

Advertising Costs. Advertising production costs are recorded as expense the first time an advertisement appears. Costs of advertising are recorded as expense as advertising space or airtime is used. All other advertising costs are expensed as incurred. Advertising expense totaled approximately $237 million, $148 million, and $103 million for 2010, 2011, and 2012, respectively.

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

These restructuring initiatives require management to make estimates in several areas including: (i) expenses for severance and other employee separation costs; (ii) realizable values of assets made redundant, obsolete, or excessive; and (iii) the ability to generate sublease income and to terminate lease obligations at the estimated amounts.

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

Calculating stock-based compensation expense related to stock options requires the input of highly subjective assumptions, including the expected term of the stock options, stock price volatility, and the pre-vesting forfeiture rate of stock awards. The Company estimates the expected life of options granted based on historical exercise patterns, which the Company believes are representative of future behavior. The Company estimates the volatility of its common stock on the date of grant based on the implied volatility of publicly traded options on its common stock, with a term of one year or greater. The Company believes that implied volatility calculated based on actively traded options on its common stock is a better indicator of expected volatility and future stock price trends than historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected pre-vesting award forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognizes expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of the Company’s stock-based awards that are granted and cancelled before vesting. See Note 13—“Employee Benefits” for additional information.

The Company uses the “with and without” approach in determining the order in which tax attributes are utilized. As a result, the Company only recognizes a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. When tax deductions from stock-based awards are less than the cumulative book compensation expense, the tax effect of the resulting difference (“shortfall”) is charged first to additional paid-in capital to the extent of the Company’s pool of windfall tax benefits with any remainder recognized in income tax expense. The Company has determined that it had a sufficient windfall pool available through the end of 2012 to absorb any shortfalls. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the consolidated statements of income.

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity must present information regarding reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This is required for both annual and interim reporting. The amendment becomes effective for reporting periods beginning after December 15, 2012 and is applied prospectively. Early adoption is permitted. The Company has elected to adopt this guidance during the year ended December 31, 2012. This guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

Note 2    INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2011
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$599,582	$1,054	$(172)	$600,464
Corporate debt securities, commercial paper, and bank certificates of deposit	366,264	1,025	(226)	367,063
Corporate equity securities	2,761	—	(1,978)	783

Total investments in available-for-sale securities	$968,607	$2,079	$(2,376)	$968,310

	December 31, 2012
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$1,312,876	$985	$(45)	$1,313,816
Corporate debt securities, commercial paper, and bank certificates of deposit	2,039,809	1,597	(622)	2,040,784
Corporate equity securities	230	—	(33)	197
Alibaba Group Preference Shares	816,261	—	—	816,261

Total investments in available-for-sale securities	$4,169,176	$2,582	$(700)	$4,171,058

	December 31,
	2011	2012
Reported as:
Short-term marketable debt securities	$493,189	$1,516,175
Long-term marketable debt securities	474,338	1,838,425
Alibaba Group Preference Shares	—	816,261
Other assets	783	197

Total	$968,310	$4,171,058

Available-for-sale securities included in cash and cash equivalents on the consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial for both 2011 and 2012 as the carrying value approximates fair value because of the short maturity of those instruments. Realized gains and losses from sales of marketable securities were not material for the years ended December 31, 2011 and 2012.

The contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31,
	2011	2012
Due within one year	$493,189	$1,516,175
Due after one year through five years	474,338	1,838,425

Total available-for-sale marketable debt securities	$967,527	$3,354,600

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$138,755	$(172)	$—	$—	$138,755	$(172)
Corporate debt securities, commercial paper, and bank certificates of deposit	123,574	(226)	—	—	123,574	(226)
Corporate equity securities	—	—	783	(1,978)	783	(1,978)

Total investments in available-for-sale securities	$262,329	$(398)	$783	$(1,978)	$263,112	$(2,376)

	December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$165,025	$(45)	$—	$—	$165,025	$(45)
Corporate debt securities, commercial paper, and bank certificates of deposit	729,046	(622)	—	—	729,046	(622)
Corporate equity securities	197	(33)	—	—	197	(33)

Total investments in available-for-sale securities	$894,268	$(700)	$—	$—	$894,268	$(700)

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

The Company’s investment in the Alibaba Group preference shares (“Alibaba Group Preference Shares”) is presented as an asset carried at fair value on the Company’s consolidated balance sheets. To estimate the fair value, the Company performed benchmarking by comparing the terms and conditions of the Alibaba Group Preference Shares to dividend rates, subordination terms, and credit ratings of those of similar type instruments. As of December 31, 2012, the total fair value of the Alibaba Group Preferences Shares is $822 million and includes $6 million of accrued dividend income recorded within prepaid expenses and other current assets and $16 million of accrued dividend income recorded as part of the carrying value of the Alibaba Group Preference Shares. For the year ended December 31, 2012, the Company has recorded approximately $23 million in dividend income related to the Alibaba Group Preference Shares within other income, net on the consolidated statements of income.

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

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of December 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total
Money market funds(1)	$685,707	$—	$—	$685,707
Available-for-sale securities:
Government and agency securities(1)	—	2,464,227	—	2,464,227
Commercial paper and bank certificates of deposit(1)	—	892,769	—	892,769
Corporate debt securities(1)	—	1,298,123	—	1,298,123
Time deposits	—	84,555	—	84,555
Alibaba Preference Shares	—	—	816,261	816,261
Corporate equity securities(2)	197	—	—	197
Foreign currency derivative contracts(3)	—	5,007	—	5,007

Available-for-sale securities at fair value	$685,904	$4,744,681	$816,261	$6,246,846

Liabilities
Foreign currency derivative contracts(3)	—	(6,662)	—	(6,662)

Total assets and liabilities at fair value	$685,904	$4,738,019	$816,261	$6,240,184

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

(3)

Foreign currency derivative contracts are classified as part of either other current assets or other current liabilities in the consolidated balance sheet. The notional amounts of the foreign currency derivative contracts are $92 million as of December 31, 2011 and $3.4 billion, including contracts designated as net investment hedges of $3 billion, as of December 31, 2012.

The amount of cash and cash equivalents as of December 31, 2011 and 2012 includes $911 million and $597 million, respectively, in cash deposits.

The fair values of the Company’s Level 1 financial assets and liabilities are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets and liabilities are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio. The Company classifies its investment in the Alibaba Group Preference Shares within Level 3 because it is valued using significant unobservable inputs. To estimate the fair value, the Company performed benchmarking by comparing the terms and conditions of the Alibaba Group Preference Shares to dividend rates, subordination terms, and credit ratings of those of similar type instruments. The credit rating of Alibaba Group Holding Limited (“Alibaba Group”), general business conditions, and market rates could materially affect the fair value of the Alibaba Group Preference Shares. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Activity between Levels of the Fair Value Hierarchy

During the years ended December 31, 2012 and 2011, the Company did not make any transfers between Level 1, Level 2, or Level 3 assets or liabilities. During the year ended December 31, 2012, the Company recognized $23 million as interest income related to its investment in Alibaba Group Preference Shares. Interest income is included within other income, net on the consolidated statements of income. There was no other activity related to our Level 3 assets. As of December 31, 2011, the Company did not have any significant Level 3 financial assets or liabilities.

Note 3    CONSOLIDATED FINANCIAL STATEMENT DETAILS

Prepaid expenses and other current assets

As of December 31, prepaid expenses and other current assets consisted of the following (in thousands):

	2011	2012
Prepaid expenses	$81,880	$74,268
Deferred income taxes	128,581	249,936
Other receivables non-trade	5,292	41,748
Other	143,730	94,360

Total prepaid expenses and other current assets	$359,483	$460,312

Property and equipment, net

As of December 31, property and equipment, net consisted of the following (in thousands):

	2011	2012
Land	$217,970	$213,838
Buildings	611,033	639,658
Leasehold improvements	313,925	304,440
Computers and equipment(1)	1,621,977	2,040,381
Capitalized software and labor	393,504	595,366
Furniture and fixtures	74,357	75,559
Assets not yet in use	169,998	81,979

	3,402,764	3,951,221
Less: accumulated depreciation and amortization(2)	(1,671,876)	(2,265,376)

Total property and equipment, net	$1,730,888	$1,685,845

(1)	Includes data center equipment acquired under a capital lease of approximately $41 million and $37 million, respectively, as of December 31, 2011 and 2012.

(2)	Includes $13 million and $20 million of accumulated depreciation and $4 million and $6 million of accumulated amortization related to the capital lease as of December 31, 2011 and 2012, respectively.

Other long-term assets

As of December 31, other long-term assets consisted of the following (in thousands):

	2011	2012
Deferred income taxes	$42,392	$139,183
Investments in privately-held companies	30,846	27,022
Investments in publicly-held companies	783	197
Other	146,607	122,728

Total other long-term assets	$220,628	$289,130

Accrued expenses and other current liabilities

As of December 31, accrued expenses and other current liabilities consisted of the following (in thousands):

	2011	2012
Accrued content, connection, traffic acquisition, and other costs	$140,147	$116,951
Deferred income taxes	1,812	200
Accrued compensation and related expenses	330,593	337,727
Accrued taxes payable	10,891	10,619
Accrued professional service expenses	70,769	67,736
Accrued sales and marketing related expenses	19,058	11,988
Accrued restructuring costs	27,453	58,718
Current liability for uncertain tax contingencies	—	30,484
Other	245,321	174,052

Total accrued expenses and other current liabilities	$846,044	$808,475

Deferred and other long-term tax liabilities, net

As of December 31, deferred and other long-term tax liabilities, net consisted of the following (in thousands):

	2011	2012
Deferred income taxes	$407,847	$11,310
Long-term liability for uncertain tax contingencies(*)	407,687	663,961

Total deferred and other long-term tax liabilities, net	$815,534	$675,271

(*)	Includes interest and penalties.

Accumulated other comprehensive income

As of December 31, the components of accumulated other comprehensive income were as follows (in thousands):

	2011	2012
Unrealized (losses) gains on available-for-sale securities, net of tax	$(7,538)	$9,121
Foreign currency translation, net of tax	705,407	562,128

Accumulated other comprehensive income	$697,869	$571,249

Noncontrolling interests

As of December 31, noncontrolling interests were as follows (in thousands):

	2011	2012
Beginning noncontrolling interests	$38,281	$40,280
Distributions to noncontrolling interests	(11,843)	—
Net income attributable to noncontrolling interests	13,842	5,123

Ending noncontrolling interests	$40,280	$45,403

Other income, net

Other income, net for 2010, 2011, and 2012 were as follows (in thousands):

	Years Ended December 31,
	2010	2011	2012
Interest and investment income	$23,062	$18,920	$41,673
Gain on sale of Zimbra, Inc.	66,130	—	—
Gain on sale of HotJobs.	186,345	—	—
Gain related to sale of Alibaba Group Shares	—	—	4,603,322
Other	22,332	8,255	2,844

Total other income, net	$297,869	$27,175	$4,647,839

Interest and investment income consists of income earned from cash in bank accounts and investments made in marketable debt securities, money market funds, and dividend income on the Alibaba Group Preference Shares.

In February 2010, the Company sold Zimbra, Inc. for net proceeds of $100 million and recorded a pre-tax gain of $66 million. In August 2010, the Company sold HotJobs for net proceeds of $225 million and recorded a pre-tax gain of $186 million.

In September 2012, the Company recorded a pre-tax gain of approximately $4.6 billion related to the sale of Alibaba Group Shares. See Note 8—“Investments in Equity Interests” for additional information.

Other consists of gains and losses from sales or impairments of marketable debt securities and/or investments in privately-held companies, foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, foreign exchange gains and losses on balance sheet hedges, and other non-operating items.

Reclassifications Out of Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the period ended December 31, 2012 were as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Realized losses on available-for-sale securities, net of tax	$9,088	Yahoo!’s share of earnings in equity method investments and Other income, net

Foreign currency translation adjustments (“CTA”):
Korea business closure CTA reclassification	$(16,208)	Restructuring charges net
Alibaba Group Initial Repurchase related CTA reclassification, net of $68 million in tax	(120,978)	Other income, net

Total foreign currency translation adjustments, net of tax	$(137,186)

Total reclassifications for the period	$(128,098)

Note 4    ACQUISITIONS

The following table summarizes acquisitions (including business combinations and asset acquisitions) completed during the three years ended December 31, 2012 (in millions):

	Purchase Price	Goodwill	Amortizable Intangibles
2010
All acquisitions	$159	$105	$50
2011
interclick	$259	$172	$79
Other acquisitions	$72	$49	$26
2012
All acquisitions	$7	$6	$—

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

Transactions completed in 2011

interclick. On December 14, 2011, the Company completed the acquisition of interclick, inc. (“interclick”) through an all cash tender offer for all outstanding shares of common stock of interclick at $9.00 per share. With interclick, the Company acquired innovative data targeting capabilities, optimization technologies and new premium supply, as well as a team experienced in selling audiences across disparate sources of pooled supply. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired from interclick and, as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding options) in interclick. interclick stockholders and vested option holders were paid in cash, and outstanding interclick unvested options and restricted stock awards were assumed. Assumed options are exercisable for shares of Yahoo! common stock.

The total purchase price of $259 million consisted of cash consideration. In connection with the acquisition, the Company issued stock-based awards valued at $9 million which is being recognized as stock-based compensation expense as the awards vest over a period of up to 4 years.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$4,369
Other tangible assets acquired	71,711
Amortizable intangible assets:
Customer contracts and related relationships	42,700
Developed technology and patents	35,600
Trade name, trademark, and domain name	600
Goodwill	171,641

Total assets acquired	326,621
Liabilities assumed	(68,120)

Total	$258,501

The amortizable intangible assets have useful lives not exceeding six years and a weighted average useful life of five years. No amounts have been allocated to in-process research and development and $172 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. The goodwill recorded in connection with this acquisition is included in the Americas segment.

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

Transactions completed in 2012

All Acquisitions—Business Combinations. During the year ended December 31, 2012, the Company acquired two companies, which were accounted for as business combinations. The total purchase price for these acquisitions was $7 million. The total cash consideration of $7 million less cash acquired of $1 million resulted in a net cash outlay of $6 million. Of the total purchase price, $6 million was allocated to goodwill and $1 million to cash acquired. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

The Company’s business combinations completed in 2012 did not have a material impact on the Company’s consolidated financial statements, and therefore pro forma disclosures have not been presented.

Note 5    GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2012 were as follows (in thousands):

	Americas(1)	EMEA(2)	Asia Pacific(3)	Total
Net balance as of January 1, 2011	$2,671,306	$585,060	$425,279	$3,681,645
Acquisitions and other(4)	197,654	—	22,294	219,948
Foreign currency translation adjustments	(2,595)	(3,537)	5,291	(841)

Net balance as of December 31, 2011	$2,866,365	$581,523	$452,864	$3,900,752
Acquisitions and other(5)	5,616	—	—	5,616
Korea goodwill write-off	—	—	(85,642)	(85,642)
Foreign currency translation adjustments	(1,950)	12,090	(4,117)	6,023

Net balance as of December 31, 2012	$2,870,031	$593,613	$363,105	$3,826,749

(1)	Gross goodwill balances for the Americas segment were $2.7 billion as of January 1, 2011 and $2.9 billion as of December 31, 2012.

(2)

Gross goodwill balances for the EMEA segment were $1.1 billion as of both January 1, 2011 and December 31, 2012. The EMEA segment includes accumulated impairment losses of $488 million as of both January 1, 2011 and December 31, 2012.

(3)

Gross goodwill balances for the Asia Pacific (“APAC”) segment were $0.5 billion as both of January 1, 2011 and December 31, 2012. The APAC segment includes accumulated impairment losses of $64 million as of January 1, 2011 and $151 million as of December 31, 2012.

(4)	Acquisitions and other for the year ended December 31, 2011 includes additions of $198 million and $22 million, respectively, of goodwill in the Americas and Asia Pacific segments.

(5)	Acquisitions and other for the year ended December 31, 2012 includes additions of $6 million of goodwill in the Americas segment.

Note 6    INTANGIBLE ASSETS, NET

The following table summarizes the Company’s carrying amount of intangible assets, net (in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer, affiliate, and advertiser related relationships	$178,489	$(84,806)	$93,683
Developed technology and patents	376,561	(238,893)	137,668
Trade names, trademarks, and domain names	71,685	(48,436)	23,249

Total intangible assets, net	$626,735	$(372,135)	$254,600

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer, affiliate, and advertiser related relationships	$162,389	$(99,996)	$62,393
Developed technology and patents	270,485	(198,851)	71,634
Trade names, trademarks, and domain names	50,382	(30,436)	19,946

Total intangible assets, net	$483,256	$(329,283)	$153,973

(*)	Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, increased total intangible assets by approximately $18 million and $19 million as of December 31, 2011 and 2012, respectively.

The intangible assets have estimated useful lives as follows:

•	Customer, affiliate, and advertiser related relationships—two to eight years;

•	Developed technology and patents—one year to eight years; and

•	Trade names, trademarks, and domain names—one year to an indefinite life.

The Company recognized amortization expense of intangible assets of approximately $127 million, $118 million, and $105 million for 2010, 2011, and 2012, respectively, including $96 million, $84 million, and $70 million, respectively, included in cost of revenue-other. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding years is as follows: 2013: $62 million; 2014: $42 million; 2015: $22 million; 2016: $7 million; and 2017: $5 million.

Note 7    BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO YAHOO! COMMON STOCKHOLDERS PER SHARE

Basic and diluted net income attributable to Yahoo! common stockholders per share is computed using the weighted average number of common shares outstanding during the period, excluding net income attributable to participating securities (restricted stock awards granted under the Company’s 1995 Stock Plan and restricted stock units granted under the Company’s 1996 Directors’ Stock Plan (the “Directors’ Plan”)). Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the treasury stock method and consist of unvested restricted stock and shares underlying unvested restricted stock units, the incremental common shares issuable upon the exercise of stock options, and shares to be purchased under the Company’s 1996 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Company calculates potential tax windfalls and shortfalls by including the impact of pro forma deferred tax assets.

The Company takes into account the effect on consolidated net income per share of dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method.

For 2010, 2011, and 2012, potentially dilutive securities representing approximately 80 million, 56 million, and 39 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2010	2011	2012
Basic:
Numerator:
Net income attributable to Yahoo! Inc.	$1,231,663	$1,048,827	$3,945,479
Less: Net income allocated to participating securities	(178)	(15)	(56)

Net income attributable to Yahoo! Inc. common stockholders—basic	$1,231,485	$1,048,812	$3,945,423

Denominator:
Weighted average common shares	1,354,118	1,274,240	1,192,775

Net income attributable to Yahoo! Inc. common stockholders per share—basic	$0.91	$0.82	$3.31

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$1,231,663	$1,048,827	$3,945,479
Less: Net income allocated to participating securities	(94)	(14)	(55)
Less: Effect of dilutive securities issued by equity investees	(2,928)	(2,698)	(4,920)

Net income attributable to Yahoo! Inc. common stockholders—diluted	$1,228,641	$1,046,115	$3,940,504

Denominator:
Denominator for basic calculation	1,354,118	1,274,240	1,192,775
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock and restricted stock units	5,169	5,347	8,403
Stock options and employee stock purchase plan	5,325	2,695	1,728

Denominator for diluted calculation	1,364,612	1,282,282	1,202,906

Net income attributable to Yahoo! Inc. common stockholders per share—diluted	$0.90	$0.82	$3.28

Note 8    INVESTMENTS IN EQUITY INTERESTS

As of December 31, investments in equity interests consisted of the following (dollars in thousands):

	2011	2011 Percent Ownership	2012	2012 Percent Ownership
Alibaba Group	$2,521,825	42%	$276,389	24%
Yahoo Japan	2,219,946	35%	2,555,717	35%
Other	7,273	35%	8,051	24%

Total	$4,749,044		$2,840,157

Equity Investment in Alibaba Group. On October 23, 2005, the Company acquired approximately 46 percent of the outstanding common stock of the Alibaba Group, which represented approximately 40 percent on a fully diluted basis, in exchange for $1.0 billion in cash, the contribution of the Company’s China-based businesses (“Yahoo! China”), and direct transaction costs of $8 million. Another investor in Alibaba Group is Softbank Corp., a Japanese corporation (“Softbank”). Alibaba Group is a privately-held company.

The Company’s initial purchase price was based on acquiring a 40 percent equity interest in Alibaba Group on a fully diluted basis; however, the Company acquired a 46 percent interest based on outstanding shares. In allocating the initial excess of the carrying value of the investment in Alibaba Group over its proportionate share of the net assets of Alibaba Group, the Company allocated a portion of the excess to goodwill to account for the estimated reductions in the carrying value of the investment in Alibaba that may occur as the Company’s equity interest is diluted to 40 percent based on specific events anticipated at the time. As of December 31, 2011 and 2012, the Company’s ownership interest in Alibaba Group was approximately 42 percent and 24 percent, respectively.

The investment in Alibaba Group is being accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of investments in equity interests on the Company’s consolidated balance sheets.

The Company’s accounting policy is to record its share of the results of Alibaba Group, and any related amortization expense, one quarter in arrears, within earnings in equity interests in the consolidated statements of income. As of December 31, 2012, Alibaba Group’s common shareholders’ equity is a net deficit as a result of the repurchase of its ordinary shares from the Company at fair value, which was significantly in excess of the book value per share. The Company’s remaining investment balance represents excess cost largely attributable to goodwill.

Framework Agreement with Alibaba Group regarding Alipay. Alibaba Group restructured the ownership of Alipay.com Co., Ltd. (“Alipay”) and deconsolidated Alipay in the first quarter of 2011. The impact of the deconsolidation of Alipay was not material to the Company’s financial statements. On July 29, 2011, the Company entered into a Framework Agreement (the “Framework Agreement”) with Alibaba Group, Softbank, Alipay, APN Ltd., a company organized under the laws of the Cayman Islands (“IPCo”), Zhejiang Alibaba E-Commerce Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“HoldCo”), Jack Ma Yun, Joseph C. Tsai and certain security holders of Alipay or HoldCo as joinder parties. The Framework Agreement establishes the ongoing financial and other arrangements between Alibaba Group and Alipay. The transactions under the Framework Agreement closed on December 14, 2011.

Pursuant to the terms of the Framework Agreement: (1) Alibaba Group will receive certain payments (“Liquidity Event Payment”) upon a liquidity event related to Alipay, such as an initial public offering or sale of Alipay; (2) Alibaba Group received a non-interest bearing promissory note in the principal amount of $500 million with a seven year maturity (the “IPCo Promissory Note”); (3) upon payment in full of the Liquidity Event Payment certain assets used in the Alipay business that were retained by Alibaba Group will be transferred to Alipay; (4) Alibaba Group and Alipay entered into a long-term agreement pursuant to which Alibaba Group will receive payment processing services on preferential terms from Alipay and its subsidiaries; and (5) Alibaba Group licensed to Alipay certain intellectual property and technology and performs certain software technology services for Alipay and in return Alipay pays to Alibaba Group a royalty and software technology services fee.

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

Initial Repurchase by Alibaba Group. On September 18, 2012 (the “Repurchase Closing Date”), Alibaba Group repurchased 523 million of the 1,047 million Alibaba Group Shares owned by the Company (the “Initial Repurchase”). The Initial Repurchase was made pursuant to the terms of the Share Repurchase and Preference Share Sale Agreement entered into by Yahoo! Inc., Alibaba Group and Yahoo! Hong Kong Holdings Limited, a Hong Kong corporation and wholly-owned subsidiary of Yahoo! Inc. (“YHK”) on May 20, 2012 (as amended on September 11, 2012, the “Repurchase Agreement”). Yahoo! received $13.54 per Share, or approximately $7.1 billion in total consideration, for the 523 million Shares sold to Alibaba Group. Approximately $6.3 billion of the consideration was received in cash and $800 million was received in Alibaba Group Preference Shares. The Initial Repurchase resulted in a pre-tax gain of approximately $4.6 billion for the year ended December 31, 2012. The Company will continue to account for its remaining approximately 24 percent ownership interest in Alibaba Group under the equity method.

The Alibaba Group Preference Shares yield semi-annual dividends at a rate per annum of up to 10 percent, with at least 3 percent payable in cash and the remainder accruing and resulting in an increase to the liquidation preference. The dividend rate is subject to certain adjustments. The Alibaba Group Preference Shares will be freely transferable by Yahoo! after 18 months from the Repurchase Closing Date, are callable by Alibaba Group at any time at the liquidation preference, will not be convertible, and are mandatorily redeemable at the liquidation preference (including accrued dividends) by Alibaba Group on the earlier of the tenth anniversary of the Repurchase Closing Date and the occurrence of certain specified events. The Alibaba Group Preference Shares are classified as available for sale securities.

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

On the Repurchase Closing Date, the Company and Alibaba Group entered into an amendment of their existing Technology and Intellectual Property License Agreement (the “TIPLA”) pursuant to which Alibaba Group made a payment to the Company of $550 million in satisfaction of certain future royalty payments under the existing TIPLA. The Company will recognize this revenue over the remaining four-year term. For the year ended December 31, 2012, the Company recognized approximately $39 million in revenue related to the TIPLA. Alibaba Group will continue making royalty payments until the earlier of the fourth anniversary of the effective date of the amendment and a Qualified IPO. Pursuant to the terms of the TIPLA, the Company also recognized revenue of approximately $28 million, $44 million, and $86 million for the years ended December 31, 2010, 2011, and 2012, respectively.

The following table presents Alibaba Group’s U.S. GAAP financial information, as derived from the Alibaba Group financial statements (in thousands):

	Twelve Months Ended September 30,
	2010	2011	2012
Operating data(*):
Revenue	$1,298,229	$2,344,973	$4,082,838
Gross profit	$986,455	$1,557,392	$2,764,314
(Loss) income from operations	$(14,346)	$325,334	$687,632
Net income	$42,463	$339,552	$536,050
Net (loss) income attributable to Alibaba Group	$(10,743)	$268,004	$484,511

	September 30, 2011	September 30, 2012
Balance sheet data(*):
Current assets	$3,491,753	$4,062,823
Long-term assets	$2,993,329	$3,204,144
Current liabilities	$1,562,840	$2,624,656
Long-term liabilities	$134,160	$4,705,347
Convertible preferred shares	$1,415	$1,317,526
Noncontrolling interests	$406,805	$65,907

(*)

In the period ended June 30, 2012, Alibaba Group purchased the remaining noncontrolling interest in Alibaba.com for total consideration of approximately $2.5 billion. The purchase was primarily financed by the issuance of debt. The excess of consideration over book value of the noncontrolling interest was recorded as a reduction to the shareholders’ equity of Alibaba Group, which increased the Company’s excess cost related to its investment in Alibaba Group.

Since acquiring its interest in Alibaba Group, the Company has recorded, in retained earnings, cumulative earnings in equity interests, net of tax, of $440 million and $661 million as of December 31, 2011 and 2012, respectively.

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

Yahoo Japan’s financial statements are prepared in accordance with accounting principles generally accepted in Japan (“Japanese GAAP”). The Company makes adjustments to its earnings in equity interests line in the consolidated statements of income for any differences between U.S. GAAP and Japanese GAAP.

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

The fair value of the Company’s ownership in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $7 billion as of December 31, 2012.

During the years ended December 31, 2010, 2011 and 2012, the Company received cash dividends from Yahoo Japan in the amounts of $61 million, $75 million, and $84 million, net of tax, respectively, which were recorded as reductions in the Company’s investment in Yahoo Japan.

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

	Twelve Months Ended September 30,
	2010	2011	2012
Operating data:
Revenue	$3,563,989	$3,988,377	$4,265,824
Gross profit	$2,882,992	$3,311,357	$3,594,633
Income from operations	$1,679,221	$1,963,924	$2,189,323
Net income	$981,388	$1,114,637	$1,313,494
Net income attributable to Yahoo Japan	$975,715	$1,108,390	$1,308,539

	September 30,
	2011	2012
Balance sheet data:
Current assets	$3,622,833	$5,752,826
Long-term assets	$2,907,062	$1,837,829
Current liabilities	$1,117,773	$1,167,772
Long-term liabilities	$36,009	$49,461
Noncontrolling interests	$31,102	$31,034

Since acquiring its equity interest in Yahoo Japan, the Company has recorded cumulative earnings in equity interests, net of dividends received and related taxes on dividends, of $1.9 billion and $2.3 billion as of December 31, 2011 and 2012, respectively.

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $308 million, $287 million, and $281 million, respectively, for the years ended December 31, 2010, 2011, and 2012. As of December 31, 2011 and 2012, the Company had net receivable balances from Yahoo Japan of approximately $42 million and $43 million, respectively.

Note 9    DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, primarily forward contracts, to mitigate risk associated with adverse movements in foreign currency exchange rates. The Company evaluates the foreign currency risk and whether to apply hedge accounting using ASC 815.

Net Investment Hedges. In December 2012, the Company started hedging, on an after-tax basis, its net investment in Yahoo Japan with forward contracts to reduce the risk that its investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. The forward contracts have maturities ranging from 9 months to 15 months. The Company elected to apply hedge accounting on its forward contracts for the net investment hedge of Yahoo Japan. There was no ineffectiveness recorded for the net investment hedge for the year ended December 31, 2012. The Company recognizes net investment derivative instruments as either an asset or a liability on the Company’s consolidated balance sheets at fair value. The notional amounts of the foreign currency forward contracts were $3 billion as of December 31, 2012. The fair value of the foreign currency forward contract assets were $3 million as of December 31, 2012, and are included in prepaid expenses and other current assets on the Company’s consolidated balance sheet. A gain of $3 million was recorded for the year ended December 31, 2012 and was included in accumulated other comprehensive income on the Company’s consolidated balance sheet. The Company did not enter into any net investment hedges in the years ended December 31, 2010 and 2011.

Balance Sheet Hedges. The Company recognizes balance sheet derivative instruments as either an asset or a liability on the Company’s consolidated balance sheets at fair value. Changes in the fair value of these derivatives are recorded in other income, net on the Company’s consolidated statements of income. The notional amounts of these foreign currency forward contracts were $92 million and $356 million as of December 31, 2011 and 2012, respectively. The fair value of the foreign currency forward contract liabilities were $3 million and $5 million as of December 31, 2011 and 2012, respectively, and a loss of $3 million and a gain of $4 million were recorded for the years ended December 31, 2011 and 2012, respectively. The Company did not enter into any balance sheet hedges in the year ended December 31, 2010.

Note 10    CREDIT FACILITY

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

As of December 31, 2012, the Company was in compliance with the financial covenants in the credit facility and no amounts were outstanding.

Note 11    COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases office space and data centers under operating and capital lease agreements with original lease periods up to 12 years which expire between 2012 and 2022.

In 2008, the Company entered into an 11-year lease agreement for a data center in the western U.S. Of the total expected minimum lease commitment of $105 million, $21 million was classified as an operating lease for real estate and $84 million was classified as a capital lease for equipment. As of December 31, 2012, the Company had total expected and remaining minimum lease commitments of approximately $69 million over the lease term. The Company has the option to renew this lease for up to an additional 10 years.

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

Rent expense for all operating leases was approximately $81 million, $84 million, and $76 million for 2010, 2011, and 2012, respectively.

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

Gross and net lease commitments as of December 31, 2012 can be summarized as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Years ending December 31,
2013	$135	$(13)	$122
2014	106	(11)	95
2015	82	(7)	75
2016	46	(2)	44
2017	31	—	31
Due after 5 years	38	—	38

Total gross and net lease commitments	$438	$(33)	$405

Capital Lease Commitment
Years ending December 31,
2013	$9
2014	8
2015	8
2016	8
2017	9
Due after 5 years	13

Gross lease commitment	$55

Less: interest	(18)

Net lease commitment included in capital lease and other long-term liabilities	$37

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent TAC, to its Affiliates. As of December 31, 2012, these commitments totaled $78 million and will be payable in 2013.

Non-cancelable Obligations. The Company is obligated to make payments under various non-cancelable arrangements with vendors and other business partners, principally for marketing, bandwidth, co-location, and content arrangements. As of December 31, 2012, these commitments totaled $178 million, of which $98 million will be payable in 2013, $34 million will be payable in 2014, $15 million will be payable in 2015, $10 million will be payable in 2016, $3 million will be payable in 2017, and $18 million will be payable thereafter.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $31 million through 2023.

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

As of December 31, 2012, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

See Note 18—“Search Agreement with Microsoft Corporation” for a description of the Company’s Search Agreement and License Agreement with Microsoft.

Legal Contingencies.

Intellectual Property Matters. From time to time, third parties assert patent infringement claims against the Company. Currently, the Company is engaged in lawsuits regarding patent issues and has been notified of other potential patent disputes. In addition, from time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, trade secrets, and other intellectual property rights, claims related to employment matters, and a variety of other claims, including claims alleging defamation, invasion of privacy, or similar claims arising in connection with the Company’s e-mail, message boards, photo and video sites, auction sites, shopping services, and other communications and community features.

Stockholder and Securities Matters. On June 14, 2007, a stockholder derivative action was filed in the United States District Court for the Central District of California by Jill Watkins against members of the Board and selected officers. The complaint filed by the plaintiff alleged breaches of fiduciary duties and corporate waste, similar to the allegations in a former class action relating to stock price declines during the period April 2004 to July 2006, and alleged violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On July 16, 2009, the plaintiff Watkins voluntarily dismissed the action against all defendants without prejudice. On July 17, 2009, plaintiff Miguel Leyte-Vidal, who had substituted in as plaintiff prior to the dismissal of the federal Watkins action, re-filed a stockholder derivative action in Santa Clara County Superior Court against members of the Board and selected officers. The Santa Clara County Superior Court derivative action purports to assert causes of action on behalf of the Company for violation of specified provisions of the California Corporations Code, for breaches of fiduciary duty regarding financial accounting and insider selling and for unjust enrichment. On September 19, 2011, the Court sustained Yahoo!’s demurrer to plaintiff’s third amended complaint without leave to amend. Plaintiff has appealed.

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

Since June 6, 2011, two purported stockholder class actions were filed in the United States District Court for the Northern District of California against the Company and certain officers and directors of the Company by plaintiffs Bonato and the Twin Cities Pipe Trades Pension Trust. In October 2011, the District Court consolidated the two actions under the caption In re Yahoo! Inc. Securities Litigation and appointed the Pension Trust Fund for Operating Engineers as lead plaintiff. In a consolidated amended complaint filed December 15, 2011, the lead plaintiff purports to represent a class of investors who purchased the Company’s common stock between April 19, 2011 and July 29, 2011, and alleges that during that class period, defendants issued statements that were materially false or misleading because they did not disclose information relating to Alibaba Group’s restructuring of Alipay. The complaint purports to assert claims for relief for violation of Section 10(b) and 20(a) of the Exchange Act and for violation of Rule 10b-5 thereunder, and seeks unspecified damages, injunctive and equitable relief, fees and costs. On August 10, 2012, the court granted defendants’ motion to dismiss the consolidated amended complaint. Plaintiffs have appealed.

Mexico Matter. On November 16, 2011, plaintiffs Worldwide Directories, S.A. de C.V. (“WWD”), and Ideas Interactivas, S.A. de C.V. (“Ideas”) filed an action in the 49th Civil Court of Mexico against the Company, Yahoo! de Mexico, S.A. de C.V. (“Yahoo! Mexico”), Yahoo International Subsidiary Holdings, Inc., and Yahoo Hispanic Americas LLC. The complaint alleged claims of breach of contract, breach of promise, and lost profits in connection with various commercial contracts entered into among the parties between 2002 and 2004, relating to a business listings service, and alleged total damages of approximately $2.75 billion. On December 7, 2011, Yahoo! Mexico filed a counterclaim against WWD for payments of approximately $2.6 million owed to Yahoo! Mexico for services rendered. On April 10, 2012, plaintiffs withdrew their claim filed against Yahoo International Subsidiary Holdings, Inc. and Yahoo Hispanic Americas LLC.

On November 28, 2012, the 49th Civil Court of Mexico entered a non-final judgment against the Company and Yahoo! Mexico in the amount of USD $2.75 billion and a non-final judgment in favor of Yahoo! Mexico on its counterclaim against WWD in the amount of $2.6 million. The judgment against the Company and Yahoo! Mexico purports to leave open for determination in future proceedings certain other alleged damages that were not quantified in the judgment. The judgment was issued by a law clerk to the trial court judge who presided over the entire case during the trial court proceedings but stepped down from his position shortly before the judgment was entered.

On December 12, 2012 and December 13, 2012, respectively, Yahoo! Mexico and the Company appealed the judgment to a three-magistrate panel of the Superior Court of Justice for the Federal District (the “Superior Court”). The appeals must be heard as a matter of law and are pending.

The Company believes the plaintiffs’ claims are without legal or factual merit. First, the plaintiffs’ claims are based on agreements that were either terminated by agreement with releases or had expired or terminated in accordance with their terms, a non-binding letter of intent pursuant to which no definitive agreements were ever entered into by the parties, and correspondence that did not constitute agreements. Second, the loss of profits of the type claimed by plaintiffs are not awardable under Mexico law because they were not a direct and immediate consequence of a breach of contract. Of the $2.75 billion in total damages alleged by plaintiffs, more than $2.4 billion were for loss of profits. Third, the plaintiffs’ alleged damages and loss of profits were further precluded by the agreements at issue through, among other things, contractual and legal limitations of liability. Fourth, the plaintiffs’ pleadings in the complaint, as well as documentary evidence filed by the plaintiffs in support of their allegations, were generally deficient to support or establish plaintiffs’ claims. Fifth, the decision failed to consider substantially all of the defenses asserted by the Company and Yahoo! Mexico. Finally, the Company believes that the law clerk who entered the judgment lacked the requisite authority to issue the judgment.

The Company does not believe that it is probable that the judgment will be sustained on appeal and, accordingly, has not recorded an accrual for the judgment.

The Company cannot predict the timing of a decision or assure the ultimate outcome of its appeals. The Company intends to vigorously pursue all of its appeals. If the current appeals were to be unsuccessful, the Company and Yahoo! Mexico may file a petition with the Mexican Federal Civil Collegiate Court for the First Circuit (the “Civil Collegiate Court”) to challenge the decision of the Superior Court as unconstitutional, unlawful, or both. If filed, this petition also must be heard as a matter of law. The parties may then petition for review of any decision of the Civil Collegiate Court to the Supreme Court of Justice of the Nation of Mexico (the “Mexico Supreme Court”). A petition to the Mexico Supreme Court, if filed, is granted at the discretion of the Mexico Supreme Court and its review is limited to interpretations of the Constitution of Mexico or the constitutionality of a provision of Mexico law.

The Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters described above. The Company has also determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to the Company’s legal proceedings, including the matters described above other than the Mexico matter, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of December 31, 2011 and December 31, 2012 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo!, its subsidiaries, directors, or officers in these matters including in the Mexico matter, however, the Company may incur substantial monetary liability and/or be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against these.

Note 12    STOCKHOLDERS’ EQUITY

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

In June 2010, the Board authorized a stock repurchase program allowing the Company to repurchase up to $3 billion of its outstanding shares of common stock from time to time. That repurchase program, which by its terms, would have expired in June 2013, was exhausted during the third quarter of 2012. In May 2012, the Board authorized a stock repurchase program allowing the Company to repurchase up to an additional $5 billion of its outstanding shares of common stock from time to time. The May 2012 repurchase program, according to its terms, will expire in June 2015 unless revoked earlier by the Board. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Under the October 2006 program, in the year ended December 31, 2010, 63 million shares were repurchased under the October 2006 program for a total of $973 million, which exhausted the repurchase under the October 2006 program, and 56 million shares were repurchased under the June 2010 program for a total of $776 million, resulting in aggregate repurchases during the period of 119 million shares for a total of $1.7 billion at an average price of $14.68 per share. During the year ended December 31, 2011, 110 million shares were repurchased under the June 2010 program for a total of $1.6 billion at an average price of $14.75 per share. During the year ended December 31, 2012, the Company repurchased approximately 126 million shares of its common stock under the

June 2010 and May 2012 stock repurchase programs at an average price of $17.20 per share for a total of $2.2 billion. The June 2010 program was exhausted during 2012. As of December 31, 2012, the May 2012 program had remaining authorized purchase capacity of $3.4 billion.

During the year ended December 31, 2011, the Company retired 82 million shares, resulting in reductions of $82 thousand in common stock, $643 million in additional paid-in capital, and $559 million in retained earnings. During the year ended December 31, 2012, the Company retired 79 million shares, resulting in reductions of $79 thousand in common stock, $631 million in additional paid-in capital, and $585 million in retained earnings. Treasury stock is accounted for under the cost method.

Note 13    EMPLOYEE BENEFITS

Benefit Plans. The Company maintains the Yahoo! Inc. 401(k) Plan (the “401(k) Plan”) for its full-time employees in the U.S. The 401(k) Plan allows employees of the Company to contribute up to the Internal Revenue Code prescribed maximum amount. Employees may elect to contribute from 1 to 50 percent of their annual compensation to the 401(k) Plan. The Company matches employee contributions at a rate of 25 percent, up to the IRS prescribed amount. Both employee and employer contributions vest immediately upon contribution. During 2010, 2011, and 2012, the Company’s contributions to the 401(k) Plan amounted to approximately $21 million, $20 million, and $19 million, respectively. The Company also contributed approximately $23 million, $24 million, and $22 million to its other defined contribution retirement benefit plans outside of the U.S. for 2010, 2011, and 2012, respectively.

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

The 1995 Stock Plan provides for the issuance of a maximum of 754 million shares of which 109 million shares were still available for award grant purposes as of December 31, 2012. Each share of the Company’s common stock issued in settlement of “full-value awards” (which include all awards other than options and stock appreciation rights) granted on or after June 25, 2009 under the 1995 Stock Plan is counted as 1.75 shares against the 1995 Stock Plan’s share limit.

The Directors’ Plan provides for the grant of nonqualified stock options and restricted stock units to non-employee directors of the Company. The Directors’ Plan provides for the issuance of up to 9 million shares of the Company’s common stock, of which approximately 5 million were still available for award grant purposes as of December 31, 2012. Each share of the Company’s common stock issued in settlement of restricted stock units granted after the Company’s 2006 annual meeting of shareholders under the Directors’ Plan is counted as 1.75 shares against the Directors’ Plan’s share limit.

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

Employee Stock Purchase Plan. The Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their compensation subject to certain Internal Revenue Code limitations. Prior to November 2012, the price of common stock purchased under the plan was equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each 24-month offering period or the specified purchase date. Beginning in November 2012, the Employee Stock Purchase Plan was modified to consist of three-month offering periods. The price of the common stock purchased under the plan after November 2012 will be equal to 90 percent of the lower of the fair market value of the common stock on the commencement date of each three-month offering period or the specified purchase date.

The Employee Stock Purchase Plan provides for the issuance of a maximum of 75 million shares of common stock of which 19 million shares were available as of December 31, 2012. For the years ended December 31, 2010, 2011, and 2012, stock-based compensation expense related to the activity under the plan was $26 million, $46 million, and $31 million, respectively. As of December 31, 2012, there was $19 million of unamortized stock-based compensation cost related to the Employee Stock Purchase Plan which will be recognized over a weighted average period of 1.1 years.

The Company’s 1995 Stock Plan, the Directors’ Plan, and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans is summarized as follows (in thousands, except years and per share amounts):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	62,439	$21.94	3.07	$80,211
Options granted	19,235	$17.05
Options exercised(1)	(11,212)	$12.76
Options cancelled/forfeited	(11,040)	$14.85
Options expired	(21,330)	$26.94

Outstanding at December 31, 2012	38,092	$21.42	4.19	$78,387

Vested and expected to vest at December 31, 2012(2)	35,317	$21.34	3.93	$73,082

Exercisable at December 31, 2012	21,079	$24.16	2.02	$34,315

(1)	The Company issued new shares to satisfy stock option exercises.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted average grant date fair value of options granted in the years ended December 31, 2010, 2011, and 2012 was $5.27, $5.04, and $4.36 per share, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on December 31, 2012 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2012.

The total intrinsic value of options exercised in the years ended December 31, 2010, 2011, and 2012 was $49 million, $46 million, and $45 million, respectively.

As of December 31, 2012, there was $30 million of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.5 years.

Cash received from option exercises and purchases of shares under the Employee Stock Purchase Plan for the year ended December 31, 2012 was $218 million.

The total net tax benefit attributable to stock options exercised in the year ended December 31, 2012 was $14 million.

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options			Purchase Plans(5)
	Years Ended December 31,			Years Ended December 31,
	2010	2011	2012	2010	2011	2012
Expected dividend yield(1)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate(2)	1.6%	1.3%	0.6%	1.2%	0.4%	0.4%
Expected volatility(3)	34.7%	36.9%	31.9%	60.5%	35.6%	33.7%
Expected life (in years)(4)	4.06	4.03	4.02	0.55	1.04	1.21

(1)	The Company currently has no history or expectation of paying cash dividends on its common stock in the near future.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the awards in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the implied volatility of publicly traded options on its common stock, with a term of one year or greater.

(4)

The expected life of stock options granted under the Plans is based on historical exercise patterns, which the Company believes are representative of future behavior. New grants issued by the Company had an expected life of 4.5 years in 2010, 4.25 years in 2011, and 4.00 years in 2012. Options assumed in acquisitions had expected lives of less than 4 years.

(5)

Assumptions for the Employee Stock Purchase Plan relate to the annual average of the enrollment periods. During the year ended December 31, 2012, enrollment was permitted in May and November of each year. Beginning in 2013, enrollment will be permitted in February, May, August, and November of each year.

Restricted stock awards activity for the year ended December 31, 2012 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Awarded and unvested at December 31, 2011	38,775	$17.28
Granted	25,023	$15.67
Assumed	351	$16.61
Vested	(10,715)	$15.96
Forfeited	(19,633)	$15.35

Awarded and unvested at December 31, 2012	33,801	$17.63

As of December 31, 2012, there was $281 million of unamortized stock-based compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.5 years. The total fair value of restricted stock awards vested during the years ended December 31, 2010, 2011, and 2012 was $195 million, $136 million, and $171 million, respectively.

During the year ended December 31, 2012, 10.7 million shares subject to previously granted restricted stock awards vested. A majority of these vested restricted stock awards were net share settled. The Company withheld 3.9 million shares based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $61 million for the year ended December 31, 2012 and are reflected as a financing activity within the consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

In 2010, 2011, and 2012, $131 million, $71 million, and $36 million, respectively, of excess tax benefits from stock-based awards for options exercised and restricted stock awards that vested in current and prior periods were included as a source of cash flows from financing activities. These excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised and restricted stock awards that vested in current and prior periods. The Company has accumulated excess tax deductions relating to stock options exercised and restricted stock awards that vested prior to January 1, 2006 available to reduce income taxes otherwise payable. To the extent such deductions reduce income taxes payable in the current year, they are reported as financing activities in the consolidated statements of cash flows.

CEO 2012 Annual Equity Awards. Marissa A. Mayer, the Company’s Chief Executive Officer, received an equity award for 2012 that will vest over three years. A total of $6 million of this equity award was granted as restricted stock units on July 26, 2012 and will vest over three years. The remaining portion of this equity award was granted in November 2012 as a performance-based stock option that will vest over the two and a half years after July 26, 2012, subject to satisfaction of performance criteria. See below for additional discussion of the performance-based stock options.

After 2012, Ms. Mayer will be eligible to receive annual equity grants when such grants are made to senior executives. Subject to the discretion of the Compensation and Leadership Development Committee of the Board of Directors (the “Compensation Committee”), the Company contemplates that the target value of such awards will not be less than the target value of her 2012 annual grant.

CEO One-Time Retention Award. Ms. Mayer received a one-time retention equity award that will vest over five years. A total of $15 million of this equity award was granted as restricted stock units on July 26, 2012 and will vest over five years. The remaining $15 million portion of this equity award was granted in November 2012 as a performance-based stock option that will vest over the four and a half years after July 26, 2012, subject to satisfaction of performance criteria. See below for additional discussion of the performance-based stock options.

CEO Make-Whole Restricted Stock Units. To partially compensate Ms. Mayer for forfeiture of compensation from her previous employer, on July 26, 2012 she was granted restricted stock units with a grant-date value of $14 million (the “Make-Whole RSUs”). The Make-Whole RSUs are scheduled to vest on the following schedule, based on grant date values: $7 million in 2013 and $3 million in 2014. $4 million of the Make-Whole RSUs vested in 2012.

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

The Company recorded total stock-based compensation expense of $6 million for year ended December 31, 2012 in connection with the equity grants made to Mr. Thompson pursuant to the terms of his employment letter agreement with the Company.

Performance-Based Executive Incentive Equity Awards. In November 2012, the Compensation Committee approved long-term performance-based stock options to Ms. Mayer and other senior officers that vest based on the Company’s achievement of certain performance goals. The number of stock options which ultimately vest will range from 0 percent to 100 percent of the target amount stated in each executive’s award agreement based on the attainment of performance targets. The stock options generally will vest in equal installments over periods ranging from six months to four and a half years based on the Company’s attainment of certain financial performance targets as well as the executive’s continued employment through the vesting period. The financial performance metrics (and their weightings) are revenue ex-TAC (50 percent), operating income (30 percent) and free cash flow (20 percent), in each case subject to adjustments specified in the award agreements. The financial performance targets for each metric are established at the beginning of each performance period and, accordingly, the tranche of the award subject to each target is treated as a separate annual grant for accounting purposes. In January 2013, financial performance targets were established for the first performance period (the six months ending June 30, 2013) and the second performance period (the full year ending December 31, 2013). The fair values of the first and second tranche of the November 2012 financial performance stock option grant were $12 million and $14 million, respectively. The Company began recording stock-based compensation expense in January 2013, when the financial performance targets were established and approved.

Note 14    RESTRUCTURING CHARGES, NET

Restructuring charges, net consists of costs associated with the Restructuring Plans Prior to 2012, the Q2’12 Restructuring Plan, and the Q4’12 Korea Business Closure. These charges include employee severance pay and related costs, accelerations and reversals of stock-based compensation expense, facility restructuring costs, contract termination and other non-cash charges associated with the exit of facilities, as well as reversals of restructuring charges arising from changes in estimates.

For the years ended December 31, 2010, 2011, and 2012, restructuring charges, net was comprised of the following (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
	Restructuring Plans Prior to 2012	Restructuring Plans Prior to 2012	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total
Employee severance pay and related costs	$39,652	$12,965	$1,169	$96,537	$4,998	$102,704
Non-cancelable lease, contract terminations, and other charges	19,737	10,251	8,462	9,541	8,996	26,999
Other non-cash charges, net	2,779	990	—	40,462	69,434	109,896

Sub-total before (reversals) accelerations of stock-based compensation expense	62,168	24,206	9,631	146,540	83,428	239,599
(Reversals) accelerations of stock-based compensation expense	(4,211)	214	—	(3,429)	—	(3,429)

Restructuring charges, net	$57,957	$24,420	$9,631	$143,111	$83,428	$236,170

Although the Company does not allocate restructuring charges to its segments, the amounts of the restructuring charges relating to each segment are presented below. For the years ended December 31, 2010, 2011, and 2012, restructuring charges, net consists of the following (in thousands):

Year Ended December 31, 2010
Restructuring Plans Prior to 2012
Americas	$38,965
EMEA	16,735
Asia Pacific	2,257

Restructuring charges, net	$57,957

Year Ended December 31, 2011
Restructuring Plans Prior to 2012
Americas	$22,244
EMEA	952
Asia Pacific	1,224

Restructuring charges, net	$24,420

	Year Ended December 31, 2012
	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total
Americas	$9,834	$92,789	$—	$102,623
EMEA	(617)	45,977	—	45,360
Asia Pacific	414	4,345	83,428	88,187

Restructuring charges, net	$9,631	$143,111	$83,428	$236,170

Restructuring Plans Prior to 2012. Prior to 2012, the Company implemented workforce reductions, a strategic realignment, and consolidation of certain real estate facilities and data centers to reduce its cost structure, align resources with its product strategy, and improve efficiency. During the year ended December 31, 2010, the Company incurred total pre-tax cash charges of $59 million in severance, facility and other related costs, net of reversal for adjustments to original estimates totaling $9 million. In addition to the pre-tax cash charges, the Company recorded a non-cash charge of $3 million related to asset impairment and a $4 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $58 million in restructuring charges, net, recorded in the year ended December 31, 2010, $39 million related to the Americas segment, $17 million related to the EMEA segment and $2 million related to the Asia Pacific segment. During the year ended December 31, 2011, the Company incurred total pre-tax cash charges of $23 million in severance, facility and other related costs, net of reversal for adjustments to original estimates totaling $12 million. In addition to the pre-tax cash charges, the Company recorded a non-cash charge of $1 million related to asset impairment. Of the $24 million in restructuring charges, net, recorded in the year ended December 31, 2011, $22 million related to the Americas segment, $1 million related to the EMEA segment, and $1 million related to the Asia Pacific segment. During the year ended December 31, 2012, the Company recorded total pre-tax cash charges of $10 million in severance, facility, and other related costs, net of reversal for adjustments to original estimates totaling $5 million. The majority of $10 million in restructuring charges, net, recorded in the year ended December 31, 2012, related to the Americas segment.

Q2’12 Restructuring Plan. During the second quarter of 2012, the Company began implementing the Q2’12 Restructuring Plan to reduce its worldwide workforce by approximately 2,000 employees and to consolidate certain real estate and data center facilities. During the year ended December 31 2012, the Company recorded total pre-tax cash charges of $139 million in severance and facility related costs and $40 million in non-cash facility and other asset impairment charges. The total pre-tax charges were offset by changes to original estimates of $33 million in severance related costs recognized throughout 2012, primarily as a result of redeployments and voluntary resignations of employees prior to their planned severance dates and a $3 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $143 million in restructuring charges, net, recorded in the year ended December 31, 2012, $93 million related to the Americas segment, $46 million related to the EMEA segment, and $4 million related to the Asia Pacific segment.

Q4’12 Korea Business Closure. During the fourth quarter of 2012, the Company decided to close its Korea business by the end of 2012 to streamline its operations and focus its resources. During the year ended December 31, 2012, the Company incurred total pre-tax cash charges of $13 million in severance and contract termination costs. In addition to the pre-tax cash charges, the Company recorded a non-cash charge of $86 million related to goodwill and other asset impairment and a non-cash credit approximately of $16 million related to the reversal of previously recorded cumulative foreign currency translation adjustment. As a result, the Company recorded a net $83 million in restructuring charges all related to the Asia Pacific segment for the year ended December 31, 2012.

Restructuring Accruals. The $73 million restructuring liability as of December 31, 2012 consists of $35 million for employee severance pay expenses, which the Company expects to pay out by the end of the fourth quarter of 2013 and $38 million relates to non-cancelable lease and contract termination costs that the Company expects to pay over the terms of the related obligations which extend to the fourth quarter of 2021.

The activity in the Company’s restructuring accruals for the years ended December 31, 2011 and 2012 is summarized as follows (in thousands):

	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total

Balance as of January 1, 2011	$87,102	$—	$—	$87,102
Employee severance pay and related costs	22,151	—	—	22,151
Non-cash reversals of stock-based compensation expense	214	—	—	214
Non-cancelable lease, contract termination, and other charges	13,025	—	—	13,025
Other non-cash charges	990	—	—	990
Changes in estimates and reversals of previous charges	(11,960)	—	—	(11,960)

Restructuring charges, net for the year ended December 31, 2011	$24,420	$—	$—	$24,420
Cash paid	(62,205)	—	—	(62,205)
Non-cash reversals of stock-based compensation expense	(214)	—	—	(214)
Other non-cash charges	(270)	—	—	(270)
Foreign currency	294	—	—	294

Balance as of December 31, 2011	$49,127	$—	$—	$49,127
Employee severance pay and related costs	5,924	128,701	4,998	139,623
Non-cash reversals of stock-based compensation expense	—	(3,429)	—	(3,429)
Non-cancelable lease, contract termination, and other charges	8,792	9,997	8,996	27,785
Other non-cash charges	—	40,462	69,434	109,896
Changes in estimates and reversals of previous charges	(5,085)	(32,620)	—	(37,705)

Restructuring charges, net for the year ended December 31, 2012	$9,631	$143,111	$83,428	$236,170
Cash paid	(30,746)	(68,018)	(4,307)	(103,071)
Non-cash reversals of stock-based compensation expense	—	3,429	—	3,429
Other non-cash charges	(232)	(40,148)	(69,157)	(109,537)
Foreign currency	(64)	(3,325)	138	(3,251)

Balance as of December 31, 2012	$27,716	$35,049	$10,102	$72,867

As of December 31, restructuring accruals were included in the Company’s consolidated balance sheets as follows (in thousands):

	2011	2012
Accrued expenses and other current liabilities	$26,743	$57,642
Capital lease and other long-term liabilities	22,384	15,225

Total restructuring accruals	$49,127	$72,867

As of December 31, restructuring accruals by segment consisted of the following (in thousands):

	2011	2012
Americas	$41,199	$42,689
EMEA	6,948	18,144
Asia Pacific	980	12,034

Total restructuring accruals	$49,127	$72,867

Note 15    INCOME TAXES

The components of income before income taxes and earnings in equity interests are as follows (in thousands):

	Years Ended December 31,
	2010	2011	2012
United States	$872,042	$533,262	$5,056,643
Foreign	198,351	294,254	157,564

Income before income taxes and earnings in equity interests	$1,070,393	$827,516	$5,214,207

The provision for income taxes is composed of the following (in thousands):

	Years Ended December 31,
	2010	2011	2012
Current:
United States federal	$26,342	$141,922	$2,278,759
State	39,258	(11,037)	361,788
Foreign	43,341	40,490	68,816

Total current provision for income taxes	108,941	171,375	2,709,363

Deferred:
United States federal	67,621	77,012	(741,628)
State	37,438	(4,437)	(29,470)
Foreign	7,523	(2,183)	1,778

Total deferred provision (benefit) for income taxes	112,582	70,392	(769,320)

Provision for income taxes	$221,523	$241,767	$1,940,043

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes and earnings in equity interests as follows (in thousands):

	Years Ended December 31,
	2010	2011	2012
Income tax at the U.S. federal statutory rate of 35 percent	$374,638	$289,630	$1,824,973
State income taxes, net of federal benefit	54,268	4,627	237,637
Change in valuation allowance	(1,315)	(5,975)	(82)
Stock-based compensation expense	4,404	18,213	17,703
Research tax credits	(10,345)	(10,499)	—
Effect of non-U.S. operations	(17,344)	(42,806)	(135,753)
Resolution with tax authorities	(159,168)	(14,685)	(4,711)
Tax gain in excess of book gain from sales of Zimbra, Inc. and HotJobs due to basis differences	23,184	—	—
Tax restructuring	(43,361)	—	—
Other	(3,438)	3,262	276

Provision for income taxes	$221,523	$241,767	$1,940,043

Significant variances year over year as shown above are further explained as follows:

•

In 2012, the Company made a one-time distribution of foreign earnings resulting in an overall net benefit of approximately $117 million. The benefit is primarily due to excess foreign tax credits. Of the $117 million, $102 million is included above within “effect of non-U.S. operations.”

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

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2012
Deferred income tax assets:
Net operating loss and tax credit carryforwards	$152,810	$219,054
Stock-based compensation expense	143,799	81,910
Non-deductible reserves and expenses	79,240	161,782
Unrealized investment gains	3,497	3,584
Intangible assets	6,632	5,861

Gross deferred income tax assets	385,978	472,191
Valuation allowance	(53,140)	(51,503)

Deferred income tax assets	$332,838	$420,688

Deferred income tax liabilities:
Purchased intangible assets	(36,127)	(29,960)
Investments in equity interests	(535,396)	(13,120)

Deferred income tax liabilities	$(571,523)	$(43,080)

Net deferred income tax assets (liabilities)	$(238,685)	$377,608

As of December 31, 2012, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $143 million and $127 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax law. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2021. The Company’s state research tax credit carryforward for income tax purposes is approximately $167 million and it can be carried forward indefinitely. Tax credit carryforwards that result from the exercise of employee stock options are not recorded on the Company’s consolidated balance sheets and are accounted for as a credit to additional paid-in capital if and when realized through a reduction in income taxes payable.

The Company has a valuation allowance of approximately $52 million as of December 31, 2012 against certain deferred income tax assets that are not more likely than not to be realized in future periods. In evaluating the Company’s ability to realize its deferred income tax assets, the Company considers all available positive and negative evidence, including operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction by jurisdiction basis. The valuation allowance as of December 31, 2012 relates to foreign net operating loss carryforwards that will reduce the provision for income taxes if and when recognized.

In connection with a review of the Company’s cash position and anticipated cash needs for investment in the Company’s core business, including potential acquisitions and capital expenditures, and stock repurchases, the Company made a one-time repatriation of foreign earnings and return of basis of foreign subsidiaries of $962 million from certain of its consolidated foreign subsidiaries in 2012. The distribution resulted in a net tax benefit of approximately $117 million during the twelve months ended December 31, 2012 since the foreign tax credits associated with the distribution are greater than the tax due on the distribution of the foreign earnings. The remaining undistributed foreign earnings of approximately $2 billion, principally related to Yahoo Japan, will continue to be indefinitely reinvested going forward. If these earnings were to be repatriated in the future, the Company may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

The total amount of gross unrecognized tax benefits was $727 million as of December 31, 2012, of which up to $523 million would affect the Company’s effective tax rate if realized. A reconciliation of the beginning and ending amount of unrecognized tax benefits in 2011 and 2012 is as follows (in thousands):

	2011	2012
Unrecognized tax benefits balance at January 1	$597,055	$532,862
Gross increase for tax positions of prior years	21,001	9,441
Gross decrease for tax positions of prior years	(111,597)	(32,513)
Gross increase for tax positions of current year	37,966	231,525
Settlements	(9,617)	(10,520)
Lapse of statute of limitations	(1,946)	(3,428)

Unrecognized tax benefits balance at December 31	$532,862	$727,367

The total unrecognized tax benefits as of December 31, 2011 and 2012 include approximately $139 million and $84 million, respectively, of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining balances are recorded on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2011	2012
Total unrecognized tax benefits balance	$532,862	$727,367
Amounts netted against related deferred tax assets	(139,258)	(83,635)

Unrecognized tax benefits recorded on consolidated balance sheets	$393,604	$643,732

Amounts classified as accrued expenses and other current liabilities	$—	$30,484
Amounts classified as deferred and other long-term tax liabilities, net	393,604	613,248

Unrecognized tax benefits recorded on consolidated balance sheets	$393,604	$643,732

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. During 2011 and 2012, interest and penalties recorded in the consolidated statements of income were a credit of $2 million and a charge of $37 million, respectively. The amounts of accrued interest and penalties recorded on the consolidated balance sheets as of December 31, 2011 and 2012 were approximately $14 million and $51 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state and foreign jurisdictions. The tax years 1995 to 2010 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax.

During the last quarter of 2011, the Company commenced discussions with the IRS Appeals Division to settle the contested adjustments for certain intercompany transfer- pricing matters from the 2005 and 2006 income tax examination. A tentative agreement has been reached and if the matter is resolved on the basis that is currently being discussed with the IRS, then the settlement will not cause the Company to have tax exposure beyond what has already been provided. The Company has protested similar transfer-pricing adjustments to our 2007 and 2008 income tax returns. No hearings with the IRS Appeals Division have been held. The Company’s 2009 and 2010 U.S. income tax returns are currently under IRS examination.

As of December 31, 2012, the Company’s 2005 through 2008 tax returns are also under various stages of audit by the California Franchise Tax Board. While the Franchise Tax Board has not reached any conclusions on the 2007 and 2008 returns, the Company has protested the proposed adjustments to the 2005 and 2006 returns. The Company is also in various stages of examination and appeal in connection with its taxes in other U.S. states and in foreign jurisdictions, which generally span tax years 2005 through 2010

While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions related to multinational income tax issues are expected to be resolved in the foreseeable future. As a result, it is reasonably possible that the unrecognized tax benefits could be reduced by up to approximately $90 million in the next twelve months. The Company believes that it has adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Company may have additional tax liabilities in China related to the sale to Alibaba Group of 523 million ordinary shares of Alibaba Group that took place during the year ended December 31, 2012. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S.

During the year ended December 31, 2012, tax authorities from the Brazilian State of Sao Paulo assessed certain indirect taxes against the Company’s Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment totaling approximately $85 million is for calendar years 2008 and 2009. The Company currently believes the assessment is without merit. The Company does not believe that it is probable the assessment will be sustained upon appeal and, accordingly, has not recorded an accrual for the assessment.

Note 16    RELATED PARTY TRANSACTIONS

Revenue from related parties, excluding Yahoo Japan and Alibaba Group, represented approximately 1 percent of total revenue for the years ended December 31, 2010, 2011, and 2012. Management believes that the terms of the agreements with these related parties are comparable to the terms obtained in arm’s-length transactions with unrelated similarly situated customers of the Company.

See Note 8—“Investments in Equity Interests” for additional information related to transactions involving Yahoo Japan and Alibaba Group.

Note 17    SEGMENTS

The Company manages its business geographically. The primary areas of measurement and decision-making are the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. Management relies on an internal reporting process that provides revenue ex-TAC, which is defined as revenue less TAC, direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, the Company’s segments.

The following tables present summarized information by segment (in thousands):

	Years Ended December 31,
	2010	2011	2012
Revenue by segment:
Americas	$4,425,457	$3,302,989	$3,461,633
EMEA	579,145	629,383	472,061
Asia Pacific	1,320,049	1,051,827	1,052,872

Total revenue	6,324,651	4,984,199	4,986,566
TAC by segment:
Americas	957,608	160,110	182,511
EMEA	210,261	221,916	114,230
Asia Pacific	568,554	221,345	222,165

Total TAC	1,736,423	603,371	518,906
Revenue ex-TAC by segment:
Americas	3,467,849	3,142,879	3,279,122
EMEA	368,884	407,467	357,831
Asia Pacific	751,495	830,482	830,707

Total revenue ex-TAC	4,588,228	4,380,828	4,467,660
Direct costs by segment(1):
Americas	704,858	696,103	733,316
EMEA	149,594	165,750	161,990
Asia Pacific	175,589	225,417	224,114
Global operating costs(2)(3)	1,847,832	1,638,975	1,672,070
Depreciation and amortization	656,396	625,864	649,267
Stock-based compensation expense	223,478	203,958	224,365
Restructuring charges, net	57,957	24,420	236,170

Income from operations	$772,524	$800,341	$566,368

(1)

Direct costs for each segment include cost of revenue-other, as well as other operating expenses that are directly attributable to the segment such as employee compensation expense (excluding stock-based compensation expense), local sales and marketing expenses, and facilities expenses. Beginning in 2010, marketing and customer advocacy costs are managed locally and included as direct costs for each segment. Prior period amounts have been revised to conform to the current presentation.

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

(3)	The net cost reimbursements from Microsoft pursuant to the Search Agreement are primarily included in global operating costs.

	Years Ended December 31,
	2010	2011	2012
Capital expenditures, net:
Americas	$563,129	$437,804	$437,978
EMEA	58,533	49,371	27,074
Asia Pacific	92,416	106,119	40,455

Total capital expenditures, net	$714,078	$593,294	$505,507

	December 31,
	2011	2012
Property and equipment, net:
Americas:
U.S.	$1,486,596	$1,483,225
Other.	2,500	1,869

Total Americas	$1,489,096	$1,485,094

EMEA	79,955	59,416
Asia Pacific	161,837	141,335

Total property and equipment, net	$1,730,888	$1,685,845

See also Note 5—“Goodwill” and Note 14—“Restructuring Charges, Net” for additional information regarding segments.

Enterprise Wide Disclosures:

The following table presents revenue for groups of similar services (in thousands):

	Years Ended December 31,
	2010	2011	2012
Display	$2,154,886	$2,160,309	$2,142,818
Search	3,161,589	1,853,110	1,885,860
Other	1,008,176	970,780	957,888

Total revenue	$6,324,651	$4,984,199	$4,986,566

	Years Ended December 31,
	2010	2011	2012
Revenue:
U.S.	$4,259,157	$3,112,998	$3,294,206
International	2,065,494	1,871,201	1,692,360

Total revenue	$6,324,651	$4,984,199	$4,986,566

Revenue is attributed to individual countries according to the online property that generated the revenue. No single foreign country was material to revenue in 2010, 2011, and 2012, respectively.

Note 18    SEARCH AGREEMENT WITH MICROSOFT CORPORATION

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

As of December 31, 2011 and December 31, 2012, the Company had collected a total amount of $66 million and nil, respectively, on behalf of Microsoft and Affiliates, which was included in cash and cash equivalents as of December 31, 2011 and December 31, 2012, respectively, with a corresponding liability in accrued expenses and other current liabilities. The Company’s uncollected 88 percent share in connection with the Search Agreement was $203 million and $258 million, which is included in accounts receivable, net, as of December 31, 2011 and December 31, 2012, respectively.

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

The Company completed the transition of its algorithmic and paid search platforms to the Microsoft platform in the U.S. and Canada in the fourth quarter of 2010. In 2011, the Company completed the transition of algorithmic search in all other markets and the transition of paid search in India. In 2012, the Company completed the transition of paid search in most EMEA markets as well as six markets in Latin America. We are continuing to work with Microsoft on transitioning paid search in the remaining markets. The market-by-market transition of the Company’s paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through 2013, and possibly into 2014.

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft will also reimburse the Company for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. The Company’s results for the years ended December 31, 2010, 2011 and 2012 reflect $268 million, $212 million, and $67 million, respectively, in search operating cost reimbursements from Microsoft under the Search Agreement. Search operating cost reimbursements began during the quarter ended March 31, 2010 and will, subject to specified exclusions and limitations, continue until the Company has fully transitioned to Microsoft’s platform.

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

Reimbursement receivables are recorded as the reimbursable costs are incurred and are applied against the operating expense categories in which the costs were incurred. As of December 31, 2011, a total of $238 million of reimbursable expenses related to 2011 had been incurred by the Company related to the Search Agreement. Of that amount, $16 million had not been received from Microsoft and was classified as part of prepaid expenses and other current assets on the Company’s consolidated balance sheets as of December 31, 2011. As of December 31, 2012, a total of $67 million of search operating cost reimbursable had been incurred by the Company related to the Search Agreement. Of that amount, $5 million had not been received from Microsoft and was classified as part of prepaid expenses and other current assets on the Company’s consolidated balance sheets as of December 31, 2012.

Note 19    SUBSEQUENT EVENTS

Stock Repurchase Transactions. From January 1, 2013 through February 28, 2013, the Company repurchased approximately 33 million shares of its common stock at an average price of $20.23 per share, for a total of $663 million.

Net Investment Hedge. On January 22, 2013, the Company entered into an additional forward contract to further hedge its net investment in Yahoo Japan. The forward contract has a term of 9 months, a notional amount of $200 million and is accounted for as a net investment hedge under ASC 815.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2010, 2011, and 2012

	Balance at Beginning of Year	Charged to Expenses	Write-Offs Net of, Recoveries	Balance at End of Year
	(In thousands)
Accounts receivable
Allowance for doubtful accounts
2010	41,003	4,944	(22,972)	22,975
2011	22,975	18,147	(10,980)	30,142
2012	30,142	12,868	(10,375)	32,635

	Balance at Beginning of Year	Charged to Expenses	Charged (Credited) to Other Accounts(*)	Balance at End of Year
	(In thousands)
Deferred tax asset valuation allowance
2010	63,364	(1,315)	(1,873)	60,176
2011	60,176	(5,975)	(1,061)	53,140
2012	53,140	(82)	(1,555)	51,503

(*)	Amounts not charged (credited) to expenses are charged (credited) to stockholders’ equity, deferred tax assets (liabilities), or goodwill.

Selected Quarterly Financial Data

(Unaudited)

	Quarters Ended
	March 31, 2011(1)	June 30, 2011(2)	September 30, 2011(3)	December 31, 2011(4)	March 31, 2012(5)	June 30, 2012(6)	September 30, 2012(7)	December 31, 2012(8)
	(In thousands, except per share amounts)
Revenue	$1,214,357	$1,229,024	$1,216,665	$1,324,153	$1,221,233	$1,217,794	$1,201,732	$1,345,807
Total operating expenses	$1,024,612	$1,038,129	$1,039,411	$1,081,706	$1,051,857	$1,162,981	$1,049,543	$1,155,817
Income from operations	$189,745	$190,895	$177,254	$242,447	$169,376	$54,813	$152,189	$189,990
Other income (expense), net	$5,027	$(5,666)	$18,046	$9,768	$2,278	$20,175	$4,607,656	$17,730
Provision for income taxes	$(52,120)	$(55,629)	$(55,731)	$(78,287)	$(56,419)	$(26,523)	$(1,774,094)	$(83,007)
Earnings in equity interests	$82,180	$108,902	$158,775	$127,063	$172,243	$179,991	$175,265	$148,939
Net income attributable to Yahoo! Inc.	$222,992	$236,972	$293,291	$295,572	$286,343	$226,631	$3,160,238	$272,267

Net income attributable to Yahoo! Inc. common stockholders per share—basic	$0.17	$0.18	$0.23	$0.24	$0.24	$0.19	$2.66	$0.24

Net income attributable to Yahoo! Inc. common stockholders per share—diluted	$0.17	$0.18	$0.23	$0.24	$0.23	$0.18	$2.64	$0.23

Shares used in per share calculation— basic	1,309,064	1,299,947	1,253,044	1,234,904	1,215,783	1,213,320	1,186,046	1,155,950

Shares used in per share calculation— diluted	1,320,185	1,308,359	1,259,576	1,241,009	1,226,486	1,221,719	1,195,085	1,168,336

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

(4)	Net income attributable to Yahoo! Inc. for the quarter ended December 31, 2011 includes net restructuring charges of $16 million.

(5)	Net income attributable to Yahoo! Inc. for the quarter ended March 31, 2012 includes net restructuring charges of $6 million.

(6)	Net income attributable to Yahoo! Inc. for the quarter ended June 30, 2012 includes net restructuring charges of $129 million.

(7)

Net income attributable to Yahoo! Inc. for the quarter ended September 30, 2012 includes net restructuring charges of $25 million and pre-tax gain of $4.6 billion related to the sale of Alibaba Group Shares, which is included in other income, net.

(8)

Net income attributable to Yahoo! Inc. for the quarter ended December 31, 2012 includes a one-time distribution of foreign earnings resulting in an overall net benefit of approximately $117 million and net restructuring charges of $77 million.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2012, which appears on page 64.

Changes in Internal Control Over Financial Reporting

There have been no changes in Yahoo!’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

In addition, the Board has adopted a code of ethics, which is posted on the Company’s website at www.yahoo.com. The code of ethics may be found as follows: From our main web page, first click on “About Yahoo!” at the bottom of the page, then on “Corporate Governance” under the “Investor Relations” heading and then click on “Yahoo! Code of Ethics” under the “Document” heading.

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

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:

Page
Index To Consolidated Financial Statements
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	64
Consolidated Balance Sheets as of December 31, 2011 and 2012	65
Consolidated Statements of Income for each of the three years in the period ended December 31, 2012	66
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2012	67
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2012	68
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012	69
Notes to Consolidated Financial Statements	70

2. Financial Statement Schedules:

Financial Statement Schedules:
II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2012	113
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto

Supplementary Financial Data:
Selected Quarterly Financial Data (unaudited) for the two years ended December 31, 2012	114

3.	Exhibits:

The exhibits listed in the Exhibit Index (following the signatures page of this report) are filed with, or incorporated by reference in, this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2013.

YAHOO! INC.

By:	/S/ KEN GOLDMAN
Ken Goldman
Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ken Goldman and Ronald S. Bell, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MARISSA A. MAYER Marissa A. Mayer	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2013

/S/ KEN GOLDMAN Ken Goldman	Chief Financial Officer (Principal Financial Officer)	February 28, 2013

/S/ AMAN S. KOTHARI Aman S. Kothari	SVP, Global Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013

/S/ ALFRED J. AMOROSO Alfred J. Amoroso	Chairman of the Board	February 28, 2013

John D. Hayes	Director

/S/ SUSAN M. JAMES Susan M. James	Director	February 28, 2013

/S/ MAX R. LEVCHIN Max R. Levchin	Director	February 28, 2013

Peter Liguori	Director

/S/ DANIAL S. LOEB Daniel S. Loeb	Director	February 28, 2013

Signature	Title	Date

/S/ THOMAS J. MCINERNEY Thomas J. McInerney	Director	February 28, 2013

/S/ MAYNARD G. WEBB, JR. Maynard G. Webb, Jr.	Director	February 28, 2013

/S/ HARRY L. WILSON Harry L. Wilson	Director	February 28, 2013

/S/ MICHAEL J. WOLF Michael J. Wolf	Director	February 28, 2013

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description

2.1	Share Repurchase and Preference Share Sale Agreement, by and between Alibaba Group Holding Limited, the Registrant, and Yahoo! Hong Kong Holdings Limited, dated as of May 20, 2012 (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 24, 2012 and incorporated herein by reference).

2.2	First Amendment to Share Repurchase and Preference Share Sale Agreement, by and between Alibaba Group Holding Limited, the Registrant, and Yahoo! Hong Kong Holdings Limited, dated as of September 11, 2012 (previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed September 19, 2012 and incorporated herein by reference).

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A within the Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between the Registrant and Equiserve Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2005 and incorporated herein by reference)).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A filed December 20, 2010 and incorporated herein by reference).

4.1	Form of the Registrant’s Common Stock certificate (previously filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2012 and incorporated herein by reference).

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

10.2(A)+	Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 13, 2012 and incorporated herein by reference).

10.2(B)+	Form of Stock Option Agreement, including Notice of Stock Option Grant, under the Yahoo! Inc.1995 Stock Plan (previously filed as Exhibit 10.2(B) to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

10.2(C)+	Form of Stock Option Agreement for Executives, including Notice of Stock Option Grant to Executive, under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(C) to the Registrant’s Annual Report on Form 10-K filed February 28, 2011 and incorporated herein by reference).

10.2(D)+	Form of Restricted Stock Unit Award Agreement under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(D) to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

10.2(E)+	Form of Restricted Stock Unit Award Agreement for Executives under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(E) to the Registrant’s Annual Report on Form 10-K filed February 28, 2011 and incorporated herein by reference).

Exhibit Number	Description

10.2(F)+	Form of Restricted Stock Unit Award Agreement for Executives (version 2) under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(F) to the Registrant’s Annual Report on Form 10-K filed February 29, 2012 and incorporated herein by reference).

10.2(G)+	Form of Performance Restricted Stock Unit Award Agreement (TSR version) under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(F) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.2(H)+	Form of Performance Restricted Stock Unit Award Agreement (2010 AFP version) under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(I) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.2(I)+	Form of Letter Amendment (2011) to Performance Restricted Stock Unit Award Agreement (2010 AFP version) under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(K) to the Registrant’s Annual Report on Form 10-K filed February 28, 2011 and incorporated herein by reference).

10.2(J)+	Form of Second Letter Amendment (2012) to Performance Restricted Stock Unit Award Agreement (2010 AFP version) under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(M) to the Registrant’s Annual Report on Form 10-K filed February 29, 2012 and incorporated herein by reference).

10.2(K)+	Form of Performance Restricted Stock Unit Award Agreement under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(L) to the Registrant’s Annual Report on Form 10-K filed February 28, 2011 and incorporated herein by reference).

10.2(L)+	Form of Restricted Stock Award Agreement under the Yahoo! 1995 Stock Plan (previously filed as Exhibit 10.2(F) to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

10.2(M)+	Form of Stock Appreciation Rights Award Agreement under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.23(D) to the Registrant’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference).

10.3(A)+	Yahoo! Inc. 1996 Employee Stock Purchase Plan (previously filed as Exhibit 10.3(A) to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2012 and incorporated herein by reference).

10.3(B)+	Form of Enrollment Agreement under the Yahoo! Inc. 1996 Employee Stock Purchase Plan (previously filed as Exhibit 10.3(B) to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2012 and incorporated herein by reference).

10.4(A)+	Yahoo! Inc. 1996 Directors’ Stock Plan (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 13, 2012 and incorporated herein by reference).

10.4(B)+	Form of Director Nonstatutory Stock Option Agreement, including Notice of Grant, under the Yahoo! Inc. 1996 Directors’ Stock Plan (previously filed as Exhibit 10.4(B) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010 and incorporated herein by reference).

10.4(C)+	Form of Notice of Restricted Stock Unit Grant and Director Restricted Stock Unit Award Agreement under the Yahoo! Inc. 1996 Directors’ Stock Plan (previously filed as Exhibit 10.4(C) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010 and incorporated herein by reference).

10.5	Joint Venture Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Corporation (previously filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed March 21, 2003 and incorporated herein by reference).

Exhibit Number	Description

10.6	Amendment Agreement dated September 17, 1997 by and between Registrant and SOFTBANK Corporation (previously filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed March 21, 2003 and incorporated herein by reference).

10.7	Yahoo Japan License Agreement dated April 1, 1996 by and between the Registrant and Yahoo Japan Corporation (previously filed as Exhibit 10.43 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-100298, filed on December 23, 2002 and incorporated herein by reference).

10.8	Amendment to Yahoo Japan License Agreement dated September 12, 1997 by and between the Registrant and Yahoo Japan Corporation (previously filed as Exhibit 10.40 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-3, Registration No. 333-100298, filed on November 27, 2002 and incorporated herein by reference).

10.9	Amendment No. 2 to Yahoo Japan License Agreement dated January 31, 2005 by and between the Registrant and Yahoo Japan Corporation (previously filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed March 11, 2005 and incorporated herein by reference).

10.10+	Summary of Compensation Payable to Named Executive Officers (previously filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2012 and incorporated herein by reference).

10.11+	2012 Yahoo! Inc. Executive Incentive Plan (previously filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed February 29, 2012 and incorporated herein by reference).

10.12+	Form of Severance Agreement (previously filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed February 28, 2011 and incorporated herein by reference).

10.13+	Yahoo! Inc. Change in Control Employee Severance Plan for Level I and Level II Employees, as amended on December 10, 2008 (previously filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.14(A)+	Employment Letter Agreement, dated June 5, 2009, between the Registrant and Timothy R. Morse (previously filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2009 and incorporated herein by reference).

10.14(B)+	Separation Agreement, dated October 16, 2012, between Yahoo! Inc. and Timothy R. Morse (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 17, 2012 and incorporated herein by reference).

10.15(A)†	Letter Agreement, dated July 29, 2009, between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.21(A) to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

10.15(B)†	Search and Advertising Services and Sales Agreement, dated December 4, 2009, between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(B) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.15(C)†	License Agreement, dated December 4, 2009, between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(C) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.15(D)†	First Amendment to Search and Advertising Services and Sales Agreement, dated as of July 14, 2010, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(D) to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).

Exhibit Number	Description

10.15(E)†	Second Amendment to Search and Advertising Services and Sales Agreement, dated as of October 10, 2010, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(E) to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).

10.15(F)†	Third Amendment to Search and Advertising Services and Sales Agreement, dated as of March 31, 2011, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(F) to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).

10.15(G)†	Amendment No. 1 to License Agreement, dated as of October 10, 2010, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(G) to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).

10.15(H)†	Fourth Amendment to Search and Advertising Services and Sales Agreement, dated as of December 13, 2010, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(H) to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q filed December 2, 2011 and incorporated herein by reference).

10.15(I)†	Fifth Amendment to Search and Advertising Services and Sales Agreement, dated as of July 2, 2011, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(I) to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q filed December 2, 2011 and incorporated herein by reference).

10.15(J)†	Sixth Amendment to Search and Advertising Services and Sales Agreement, dated as of October 14, 2011, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(J) to the Registrant’s Quarterly Report on Form 10-Q filed November 7, 2011 and incorporated herein by reference).

10.15(K)†	Seventh Amendment to Search and Advertising Services and Sales Agreement, dated as of January 1, 2012, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.16(K) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012 and incorporated herein by reference).

10.15(L)†	Eighth Amendment to Search and Advertising Services and Sales Agreement, dated as of June 6, 2012, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.16(L) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012 and incorporated herein by reference).

10.16+	Employment Offer Letter, dated May 28, 2010, between the Registrant and Blake Irving (previously filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).

10.17(A)+	Employment Offer letter, dated October 27, 2010, between the Registrant and Ross Levinsohn (previously filed as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2011 and incorporate herein by reference).

10.17(B)+	Notice of Stock Option Grant and Stock Option Award Agreement, dated July 26, 2012, between the Registrant and Ross B. Levinsohn (previously filed as Exhibit 10.18(B) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012).

10.17(C)+	Restricted Stock Unit Award Agreement, dated July 26, 2012, between the Registrant and Ross B. Levinsohn (previously filed as Exhibit 10.18(C) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012).

10.17(D)+	Separation Agreement, dated July 30, 2012, between the Registrant and Ross B. Levinsohn (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 30, 2012 and incorporated herein by reference).

Exhibit Number	Description

10.18(A)†	Framework Agreement, dated as of July 29, 2011, by and among the Registrant, Alibaba Group Holding Limited, Softbank Corp., Alipay.com Co., Ltd., APN Ltd., Zhejiang Alibaba E-Commerce Co., Ltd., Jack Ma Yun, Joseph C. Tsai and certain joinder parties (previously filed as Exhibit 10.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K filed August 12, 2011 and incorporated herein by reference).

10.18(B)*	Amendment to Framework Agreement, dated as of November 15, 2012, by and among the Registrant, Alibaba Group Holding Limited, Softbank Corp., Alipay.com Co., Ltd., APN Ltd., Zhejiang Alibaba E-Commerce Co., Ltd., Jack Ma Yun, Joseph C. Tsai and certain joinder parties.

10.19(A)+	Letter Agreement, dated January 3, 2012, between the Registrant and Scott Thompson (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2012 and incorporated herein by reference).

10.19(B)+	Form of Restricted Stock Unit Award Agreement (CEO Make-Whole Grant) between the Registrant and Scott Thompson (previously filed as Exhibit 10.20(B) to the Registrant’s Annual Report on Form 10-K filed February 29, 2012 and incorporated herein by reference).

10.19(C)+	Form of Restricted Stock Unit Award Agreement (CEO Inducement Grant) between the Registrant and Scott Thompson (previously filed as Exhibit 10.20(C) to the Registrant’s Annual Report on Form 10-K filed February 29, 2012 and incorporated herein by reference).

10.19(D)+	Form of Restricted Stock Unit Award Agreement (CEO Annual Grant) between the Registrant and Scott Thompson (previously filed as Exhibit 10.20(D) to the Registrant’s Annual Report on Form 10-K filed February 29, 2012 and incorporated herein by reference).

10.19(E)+	Separation Agreement, dated May 12, 2012, between the Registrant and Scott Thompson (previously filed as Exhibit 99.02 to the Registrant’s Current Report on Form 8-K filed May 14, 2012 and incorporated herein by reference).

10.20	Settlement Agreement, dated May 13, 2012, among the Registrant, Third Point LLC and each of the other persons set forth on the signature pages thereto (previously filed as Exhibit 99.01 to the Registrant’s Current Report on Form 8-K filed May 14, 2012 and incorporated herein by reference).

10.21(A)+	Employment Offer Letter, dated July 16, 2012, between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 19, 2012 and incorporated herein by reference).

10.21(B)+	Restricted Stock Unit Award Agreement (CEO Make-Whole Grant), dated July 26, 2012, between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.22(B) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012).

10.21(C)+	Form of Restricted Stock Unit Award Agreement (CEO Retention and Annual Grants), between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.22(C) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012).

10.21(D)+*	Performance Stock Option Agreement (Retention Grant), including Notice of Performance Stock Option Grant, dated November 29, 2012, between the Registrant and Marissa A. Mayer.

10.21(E)+*	Performance Stock Option Agreement (Annual Grant), including Notice of Performance Stock Option Grant, dated November 29, 2012, between the Registrant and Marissa A. Mayer.

10.22(A)+	Employment Offer Letter, dated September 23, 2012, between the Registrant and Ken Goldman (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 26, 2012 and incorporated herein by reference).

Exhibit Number	Description

10.22(B)+*	Performance Stock Option Agreement, including Notice of Performance Stock Option Grant, dated November 29, 2012, between the Registrant and Ken Goldman.

10.23(A)+	Employment Offer Letter, dated October 15, 2012, between the Registrant and Henrique de Castro (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2012 and incorporated herein by reference).

10.23(B)+*	Restricted Stock Unit Award Agreement (Make-Whole Grant), dated November 29, 2012, between the Registrant and Henrique de Castro.

10.23(C)+*	Restricted Stock Unit Award Agreement (Initial Grant), dated November 29, 2012, between the Registrant and Henrique de Castro.

10.23(D)+*	Performance Stock Option Agreement, including Notice of Performance Stock Option Grant, dated November 29, 2012, between the Registrant and Henrique de Castro.

10.24	Credit Agreement, dated as of October 19, 2012, by and among the Registrant, the initial lenders named therein, Citibank, N.A., as Administrative Agent, HSBC Bank USA, National Association as Syndication Agent and Citigroup Global Markets Inc. and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Bookrunners (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 22, 2012 and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K.)

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2013.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2013.

32*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 28, 2013.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.