Form 10-Q
period 2013-03-31
YAHOO INC
filed 2013-05-07
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, $0.001 par value	1,082,634,754

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31, 2012	March 31, 2013
	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$2,667,778	$1,174,633
Short-term marketable debt securities	1,516,175	1,838,527
Accounts receivable, net	1,008,448	943,658
Prepaid expenses and other current assets	460,312	644,204

Total current assets	5,652,713	4,601,022
Long-term marketable debt securities	1,838,425	2,382,026
Alibaba Group Preference Shares	816,261	830,925
Property and equipment, net	1,685,845	1,612,690
Goodwill	3,826,749	3,803,433
Intangible assets, net	153,973	136,610
Other long-term assets	289,130	239,427
Investments in equity interests	2,840,157	2,884,846

Total assets	$17,103,253	$16,490,979

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$184,831	$110,162
Accrued expenses and other current liabilities	808,475	720,461
Deferred revenue	296,926	308,462

Total current liabilities	1,290,232	1,139,085
Long-term deferred revenue	407,560	370,414
Capital lease and other long-term liabilities	124,587	121,475
Deferred and other long-term tax liabilities	675,271	674,077

Total liabilities	2,497,650	2,305,051
Commitments and contingencies (Note 11)	—	—
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,189,816 shares issued and 1,115,233 shares outstanding as of December 31, 2012 and 1,197,437 shares issued and 1,084,766 shares outstanding as of March 31, 2013	1,187	1,196
Additional paid-in capital	9,563,348	9,639,638
Treasury stock at cost, 74,583 shares as of December 31, 2012 and 112,671 shares as of March 31, 2013	(1,368,043)	(2,143,119)
Retained earnings	5,792,459	6,182,744
Accumulated other comprehensive income	571,249	459,457

Total Yahoo! Inc. stockholders’ equity	14,560,200	14,139,916
Noncontrolling interests	45,403	46,012

Total equity	14,605,603	14,185,928

Total liabilities and equity	$17,103,253	$16,490,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31, 2012	March 31, 2013
	(Unaudited, in thousands except per share amounts)
Revenue	$1,221,233	$1,140,368

Operating expenses:
Cost of revenue — traffic acquisition costs	144,091	66,068
Cost of revenue — other	253,980	278,007
Sales and marketing	285,267	257,019
Product development	228,478	219,580
General and administrative	124,271	133,421
Amortization of intangibles	10,053	7,365
Restructuring charges (reversals), net	5,717	(7,062)

Total operating expenses	1,051,857	954,398

Income from operations	169,376	185,970
Other income, net	2,278	17,072

Income before income taxes and earnings in equity interests	171,654	203,042
Provision for income taxes	(56,419)	(29,736)
Earnings in equity interests	172,243	217,588

Net income	287,478	390,894
Net income attributable to noncontrolling interests	(1,135)	(609)

Net income attributable to Yahoo! Inc.	$286,343	$390,285

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.24	$0.36

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.23	$0.35

Shares used in per share calculation — basic	1,215,783	1,094,170

Shares used in per share calculation — diluted	1,226,486	1,108,095

Stock-based compensation expense by function:
Cost of revenue — other	$2,893	$3,578
Sales and marketing	21,097	16,045
Product development	19,471	8,263
General and administrative	12,505	16,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31, 2012	March 31, 2013
	(Unaudited, in thousands)
Net income	$287,478	$390,894

Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $100 and $154 for the three months ended March 31, 2012 and 2013, respectively	(463)	1,036
Reclassification adjustment for realized (gains) losses on available-for-sale securities included in net income, net of taxes of $(4,425) and $24 for the three months ended March 31, 2012 and 2013, respectively	7,728	(37)

Net change in unrealized gains (losses) on available-for-sale securities, net of tax	7,265	999

Foreign currency translation adjustments:
Foreign currency translation adjustments (“CTA”), net of tax	10,234	(281,505)
Net investment hedge CTA, net of tax	—	168,714

Net foreign currency translation adjustments, net of tax	10,234	(112,791)

Other comprehensive income (loss)	17,499	(111,792)

Comprehensive income	304,977	279,102
Less: comprehensive income attributable to noncontrolling interests	(1,135)	(609)

Comprehensive income attributable to Yahoo! Inc.	$303,842	$278,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31, 2012	March 31, 2013
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$287,478	$390,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	122,750	143,864
Amortization of intangible assets	31,345	18,410
Stock-based compensation expense, net	55,966	44,605
Non-cash restructuring charges	—	547
Accrued dividend income related to Alibaba Group Preference Shares	—	(20,251)
Dividends received from equity investees	—	12,000
Tax benefits from stock-based awards	1,014	9,537
Excess tax benefits from stock-based awards	(8,161)	(12,807)
Deferred income taxes	(4,399)	(20,158)
Earnings in equity interests	(172,243)	(217,588)
(Gain) loss from sales of investments, assets, and other, net	(3,857)	11,905
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	102,641	57,853
Prepaid expenses and other	(9,430)	19,707
Accounts payable	(42,442)	(71,135)
Accrued expenses and other liabilities	(43,988)	(123,472)
Deferred revenue	(19,221)	(25,229)

Net cash provided by operating activities	297,453	218,682

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(109,791)	(69,581)
Purchases of marketable debt securities	(176,220)	(1,481,293)
Proceeds from sales of marketable debt securities	133,961	424,347
Proceeds from maturities of marketable debt securities	77,700	183,100
Acquisitions, net of cash acquired	—	(10,147)
Purchases of intangible assets	(1,802)	(1,128)
Other investing activities, net	(7,280)	3,822

Net cash used in investing activities	(83,432)	(950,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	11,623	61,108
Repurchases of common stock	(70,500)	(775,075)
Excess tax benefits from stock-based awards	8,161	12,807
Tax withholdings related to net share settlements of restricted stock units	(31,504)	(43,689)
Other financing activities, net	(1,013)	(1,405)

Net cash used in financing activities	(83,233)	(746,254)

Effect of exchange rate changes on cash and cash equivalents	26,790	(14,693)
Net change in cash and cash equivalents	157,578	(1,493,145)
Cash and cash equivalents at beginning of period	1,562,390	2,667,778

Cash and cash equivalents at end of period	$1,719,968	$1,174,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!” or the “Company”), is focused on making the world’s daily habits inspiring and entertaining. By creating highly personalized experiences for users, the Company keeps people connected to what matters most to them, across devices and around the world. The Company creates value for advertisers by connecting them with the audiences that build their businesses. Advertisers can build their businesses through advertising to targeted audiences on the Company’s online properties and services (“Yahoo! Properties”), or through a distribution network of third-party entities (“Affiliates”) who integrate the Company’s advertising offerings into their Websites or other offerings (those Websites and other offerings, “Affiliate sites”).

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2012 was derived from the Company’s audited financial statements for the year ended December 31, 2012, but does not include all disclosures required by U.S. GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

Note 2 INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2012
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$1,312,876	$985	$(45)	$1,313,816
Corporate debt securities, commercial paper, and bank certificates of deposit	2,039,809	1,597	(622)	2,040,784
Corporate equity securities	230	—	(33)	197
Alibaba Group Preference Shares	816,261	—	—	816,261

Total investments in available-for-sale securities	$4,169,176	$2,582	$ (700)	$4,171,058

	March 31, 2013
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$1,297,097	$840	$(192)	$1,297,745
Corporate debt securities, commercial paper, and bank certificates of deposit	2,922,208	1,991	(1,391)	2,922,808
Corporate equity securities	238	40	—	278
Alibaba Group Preference Shares	830,925	—	—	830,925

Total investments in available-for-sale securities	$5,050,468	$2,871	$(1,583)	$5,051,756

	December 31, 2012	March 31, 2013
Reported as:
Short-term marketable debt securities	$1,516,175	$1,838,527
Long-term marketable debt securities	1,838,425	2,382,026
Alibaba Group Preference Shares	816,261	830,925
Other assets	197	278

Total	$4,171,058	$5,051,756

Available-for-sale securities included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial as of December 31, 2012 and March 31, 2013 as the carrying value approximates fair value because of the short maturity of those instruments. Realized gains and losses from sales of marketable securities were not material for both the three months ended March 31, 2012 and March 31, 2013.

The contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31, 2012	March 31, 2013
Due within one year	$1,516,175	$1,838,527
Due after one year through five years	1,838,425	2,382,026

Total available-for-sale marketable debt securities	$3,354,600	$4,220,553

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$165,025	$(45)	$—	$—	$165,025	$(45)
Corporate debt securities, commercial paper, and bank certificates of deposit	729,046	(622)	—	—	729,046	(622)
Corporate equity securities	197	(33)	—	—	197	(33)

Total investments in available-for-sale securities	$894,268	$(700)	$—	$—	$894,268	$(700)

	March 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$344,981	$(192)	$—	$—	$344,981	$(192)
Corporate debt securities, commercial paper, and bank certificates of deposit	1,002,662	(1,391)	—	—	1,002,662	(1,391)

Total investments in available-for-sale securities	$1,347,643	$(1,583)	$—	$—	$1,347,643	$(1,583)

The Company’s investment portfolio consists of liquid high-quality fixed income government, agency, and corporate debt securities, money market funds, time deposits with financial institutions, and the preference shares (“Alibaba Group Preference Shares”) of Alibaba Group Holding Limited (“Alibaba Group”). Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Fixed income securities may have their fair value adversely impacted due to a deterioration of the credit quality of the issuer. The longer the term of the securities, the more susceptible they are to changes in market rates. Investments are reviewed periodically to identify possible other-than-temporary impairment. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The Company’s investment in the Alibaba Group Preference Shares is presented as an asset carried at fair value on the Company’s condensed consolidated balance sheets. To estimate the fair value, the Company performed benchmarking by comparing the terms and conditions of the Alibaba Group Preference Shares to dividend rates, subordination terms, and credit ratings of those of similar type instruments. As of both December 31, 2012 and March 31, 2013, the carrying value of the Alibaba Group Preference Shares approximates the fair value. As of December 31, 2012, the total fair value of the Alibaba Group Preferences Shares was $822 million and includes $6 million of accrued dividend income recorded within prepaid expenses and other current assets and $16 million of accrued dividend income recorded as part of the carrying value of the Alibaba Group Preference Shares. As of March 31, 2013, the total fair value of the Alibaba Group Preferences Shares was $831 million. Of the $831 million, $31 million was cumulative accrued dividend income recorded as part of the carrying value of the Alibaba Group Preference Shares. For the three months ended March 31, 2013, the Company received a cash dividend payment from Alibaba Group of approximately $12 million related to the Alibaba Group Preference Shares.

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of December 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total
Money market funds(1)	$685,707	$—	$—	$685,707
Available-for-sale securities:
Government and agency securities(1)	—	2,464,227	—	2,464,227
Commercial paper and bank certificates of deposit(1)	—	892,769	—	892,769
Corporate debt securities(1)	—	1,298,123	—	1,298,123
Time deposits	—	84,555	—	84,555
Alibaba Group Preference Shares	—	—	816,261	816,261
Corporate equity securities(2)	197	—	—	197
Foreign currency derivative contracts(3)	—	5,007	—	5,007

Available-for-sale securities at fair value	$685,904	$4,744,681	$816,261	$6,246,846
Liabilities
Foreign currency derivative contracts(3)	—	(6,662)	—	(6,662)

Total assets and liabilities at fair value	$685,904	$4,738,019	$816,261	$6,240,184

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of March 31, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total
Money market funds(1)	$261,137	$—	$—	$261,137
Available-for-sale securities:
Government and agency securities(1)	—	1,537,897	—	1,537,897
Commercial paper and bank certificates of deposit(1)	—	771,441	—	771,441
Corporate debt securities(1)	—	2,161,370	—	2,161,370
Time deposits	—	80,219	—	80,219
Alibaba Group Preference Shares	—	—	830,925	830,925
Corporate equity securities(2)	278	—	—	278
Foreign currency derivative contracts(3)	—	273,251	—	273,251

Available-for-sale securities at fair value	$261,415	$4,824,178	$830,925	$5,916,518
Liabilities
Foreign currency derivative contracts(3)	—	(4,608)	—	(4,608)

Total assets and liabilities at fair value	$261,415	$4,819,570	$830,925	$5,911,910

(1)

The money market funds, government and agency securities, commercial paper and bank certificates of deposit, and corporate debt securities are classified as part of either cash and cash equivalents or investments in marketable debt securities in the condensed consolidated balance sheets.

(2)	The corporate equity securities are classified as part of the other long-term assets in the condensed consolidated balance sheets.
(3)

Foreign currency derivative contracts are classified as part of either other current assets or other current liabilities in the condensed consolidated balance sheets. The notional amounts of the foreign currency derivative contracts were $3.4 billion, including contracts designated as net investment hedges of $3 billion, as of December 31, 2012, and $3.4 billion, including contracts designated as net investment hedges of $3.2 billion, as of March 31, 2013.

The amount of cash and cash equivalents as of December 31, 2012 and March 31, 2013 included $597 million and $583 million, respectively, in cash deposits.

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

Activity between Levels of the Fair Value Hierarchy. During the year ended December 31, 2012 and the three months ended March 31, 2013, the Company did not make any transfers between Level 1, Level 2, or Level 3 assets or liabilities.

Note 3 CONSOLIDATED FINANCIAL STATEMENT DETAILS

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31, 2012	March 31, 2013
Unrealized gains on available-for-sale securities, net of tax	$9,121	$10,120
Foreign currency translation, net of tax	562,128	449,337

Accumulated other comprehensive income	$571,249	$459,457

Noncontrolling Interests

Noncontrolling interests were as follows (in thousands):

	December 31, 2012	March 31, 2013
Beginning noncontrolling interests	$40,280	$45,403
Net income attributable to noncontrolling interests	5,123	609

Ending noncontrolling interests	$45,403	$46,012

Other Income, Net

Other income, net was as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2013
Interest, dividend and investment income	$5,696	$25,918
Other	(3,418)	(8,846)

Total other income, net	$2,278	$17,072

Interest, dividend and investment income consists of income earned from cash in bank accounts, investments made in marketable debt securities and money market funds, and dividend income on the Alibaba Group Preference Shares.

Other consists of gains and losses from sales or impairments of marketable debt securities and/or investments in privately-held companies, foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, foreign exchange gains and losses on balance sheet hedges, and other non-operating items.

Reclassifications Out of Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 were as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Realized gains on available-for-sale securities, net of tax	$(37)	Other income, net

Total reclassifications for the period	$(37)

Note 4 ACQUISITIONS

The Company did not make any acquisitions during the three months ended March 31, 2012. However, during the three months ended March 31, 2013, the Company acquired three companies, all of which were accounted for as business combinations. The total purchase price for these acquisitions was $10 million and consisted entirely of cash consideration, primarily allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

The Company’s business combinations completed during the three months ended March 31, 2013 did not have a material impact on the Company’s condensed consolidated financial statements.

Note 5 GOODWILL

The Company’s goodwill balance was $3.8 billion as of both December 31, 2012 and March 31, 2013, of which $2.9 billion was recorded in the Americas segment, $0.6 billion in the EMEA (Europe, Middle East and Africa) segment, and $0.3 billion in the Asia Pacific segment. The decrease in the carrying amount of goodwill of $23 million reflected on the Company’s condensed consolidated balance sheets during the three months ended March 31, 2013 was primarily due to foreign currency translation losses of $33 million, offset by additions to goodwill related to acquisitions made during the three months ended March 31, 2013.

Note 6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2012	March 31, 2013
	Net	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer, affiliate, and advertiser related relationships	$62,393	$143,412	$(87,927)	$55,485
Developed technology and patents	71,634	179,542	(116,979)	62,563
Trade names, trademarks, and domain names	19,946	50,383	(31,821)	18,562

Total intangible assets, net	$153,973	$373,337	$(236,727)	$136,610

(*)

Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities increased total intangible assets by approximately $18 million as of March 31, 2013.

For the three months ended March 31, 2012 and 2013, the Company recognized amortization expense for intangible assets of $31 million and $18 million, respectively, including $21 million and $11 million in cost of revenue—other for the three months ended March 31, 2012 and 2013, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2013 and each of the succeeding years is as follows: nine months ending December 31, 2013: $46 million; 2014: $43 million; 2015: $22 million; 2016: $5 million; and 2017: $5 million.

Note 7 BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO YAHOO! INC. COMMON STOCKHOLDERS PER SHARE

Basic and diluted net income attributable to Yahoo! common stockholders per share is computed using the weighted average number of common shares outstanding during the period, excluding net income attributable to participating securities (restricted stock units granted under the 1996 Directors’ Stock Plan (the “Directors’ Plan”)). Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the treasury stock method and consist of shares underlying unvested restricted stock units, the incremental common shares issuable upon the exercise of stock options, and shares to be purchased under the 1996 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Company calculates potential tax windfalls and shortfalls by including the impact of pro forma deferred tax assets.

The Company takes into account the effect on consolidated net income per share of dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method.

Potentially dilutive securities representing approximately 49 million shares of common stock for the three months ended March 31, 2012 and 24 million shares of common stock for the three months ended March 31, 2013 were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2012	March 31, 2013
Basic:
Numerator:
Net income attributable to Yahoo! Inc.	$286,343	$390,285
Less: Net income allocated to participating securities	(9)	(11)

Net income attributable to Yahoo! Inc. common stockholders - basic	$286,334	$390,274

Denominator:
Weighted average common shares	1,215,783	1,094,170

Net income attributable to Yahoo! Inc. common stockholders per share - basic	$0.24	$0.36

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$286,343	$390,285
Less: Net income allocated to participating securities	(9)	(11)
Less: Effect of dilutive securities issued by equity investees	(1,266)	(2,119)

Net income attributable to Yahoo! Inc. common stockholders - diluted	$285,068	$388,155

Denominator:
Denominator for basic calculation	1,215,783	1,094,170
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock units	8,985	11,427
Stock options and employee stock purchase plan	1,718	2,498

Denominator for diluted calculation	1,226,486	1,108,095

Net income attributable to Yahoo! Inc. common stockholders per share - diluted	$0.23	$0.35

Note 8 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31, 2012	Percent Ownership	March 31, 2013	Percent Ownership
Alibaba Group	$276,389	24%	$453,097	24%
Yahoo Japan	2,555,717	35%	2,425,590	35%
Other	8,051	24%	6,159	24%

Total	$2,840,157		$2,884,846

Equity Investment in Alibaba Group. The investment in Alibaba Group is being accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets, and goodwill, is classified as part of the investments in equity interests balance on the Company’s condensed consolidated balance sheets.

The Company’s accounting policy is to record its share of the results of Alibaba Group, and any related amortization expense and related tax impact, one quarter in arrears within earnings in equity interests in the condensed consolidated statements of income. As of March 31, 2013, Alibaba Group’s common shareholders’ equity is a net deficit as a result of the repurchase of its ordinary shares from the Company at fair value, which was significantly in excess of the book value per share. The Company’s remaining investment balance represents excess cost largely attributable to goodwill.

Initial Repurchase by Alibaba Group. On September 18, 2012 (the “Repurchase Closing Date”), Alibaba Group repurchased 523 million of the 1,047 million ordinary shares of Alibaba Group (the “Shares”) owned by the Company (the “Initial Repurchase”). The Initial Repurchase was made pursuant to the terms of the Share Repurchase and Preference Share Sale Agreement entered into by Yahoo! Inc., Alibaba Group and Yahoo! Hong Kong Holdings Limited, a Hong Kong corporation and wholly-owned subsidiary of Yahoo! Inc. (“YHK”) on May 20, 2012 (as amended on September 11, 2012, the “Repurchase Agreement”). Yahoo! received $13.54 per Share, or approximately $7.1 billion in total consideration, for 523 million Shares sold to Alibaba Group. Approximately $6.3 billion of the consideration was received in cash and $800 million was received in Alibaba Group Preference Shares. The Initial Repurchase resulted in a pre-tax gain of approximately $4.6 billion for the year ended December 31, 2012. Yahoo! will continue to account for its remaining approximately 24 percent ownership interest in Alibaba Group under the equity method.

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

On the Repurchase Closing Date, the Company and Alibaba Group entered into an amendment of their existing Technology and Intellectual Property License Agreement (the “TIPLA”) pursuant to which Alibaba Group made an initial payment to the Company of $550 million in satisfaction of certain future royalty payments under the existing TIPLA. The Company will recognize this revenue over the remaining four-year term of the TIPLA. For the three months ended March 31, 2013, the Company recognized approximately $34 million in revenue related to the initial payment. Alibaba Group will continue making royalty payments until the earlier of the fourth anniversary of the effective date of the amendment and a Qualified IPO. The Company recognized revenue relating to the continuing royalty payments under the TIPLA of approximately $18 million and $35 million for the three months ended March 31, 2012 and March 31, 2013, respectively.

The following table presents Alibaba Group’s U.S. GAAP financial information, as derived from the Alibaba Group financial statements (in thousands):

	Three Months Ended
	December 31, 2011	December 31, 2012
Operating data(*):
Revenue	$1,022,807	$1,840,450
Gross profit	$696,839	$1,347,875
Income from operations	$276,659	$752,585
Net income	$253,565	$649,977
Net income attributable to Alibaba Group	$236,912	$642,173

	September 30, 2012	December 31, 2012
Balance sheet data(*):
Current assets	$4,062,823	$6,510,327
Long-term assets	$3,204,144	$3,249,335
Current liabilities	$2,624,656	$3,879,596
Long-term liabilities	$4,705,347	$4,789,612
Convertible preferred shares	$1,317,526	$1,678,424
Noncontrolling interests	$65,907	$113,661

(*)

In the three months ended June 30, 2012, Alibaba Group purchased the remaining noncontrolling interest in Alibaba.com for total consideration of approximately $2.5 billion. The purchase was primarily financed by the issuance of debt. The excess of consideration over book value of the noncontrolling interest was recorded as a reduction to the shareholders’ equity of Alibaba Group, which increased the Company’s excess cost related to its investment in Alibaba Group.

Equity Investment in Yahoo Japan. The investment in Yahoo Japan Corporation (“Yahoo Japan”) is being accounted for using the equity method and the total investment, including net tangible assets, identifiable intangible assets, and goodwill, is classified as part of the investments in equity interests balance on the Company’s condensed consolidated balance sheets. The Company records its share of the results of Yahoo Japan, and any related amortization expense, one quarter in arrears within earnings in equity interests in the condensed consolidated statements of income.

The Company makes adjustments to the earnings in equity interests line in the condensed consolidated statements of income for any differences between U.S. GAAP and accounting principles generally accepted in Japan (“Japanese GAAP”), the standards by which Yahoo Japan’s financial statements are prepared.

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $9 billion as of March 31, 2013.

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

	Three Months Ended
	December 31, 2011	December 31, 2012
	(In thousands)
Operating data:
Revenue	$1,069,327	$1,195,869
Gross profit	$897,708	$981,062
Income from operations	$542,498	$614,492
Net income	$302,604	$343,414
Net income attributable to Yahoo Japan	$301,193	$340,550

	September 30, 2012	December 31, 2012
	(In thousands)
Balance sheet data:
Current assets	$5,752,826	$5,506,847
Long-term assets	$1,837,829	$1,687,657
Current liabilities	$1,167,772	$997,211
Long-term liabilities	$49,461	$45,308
Noncontrolling interests	$31,034	$83,385

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $70 million for both the three months ended March 31, 2012 and March 31, 2013. As of December 31, 2012 and March 31, 2013, the Company had net receivable balances from Yahoo Japan of approximately $43 million and $56 million, respectively.

Note 9 DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, primarily forward contracts, to mitigate risk associated with adverse movements in foreign currency exchange rates.

Net Investment Hedges. In December 2012, the Company started hedging, on an after-tax basis, its net investment in Yahoo Japan with forward contracts to reduce the risk that its investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. At inception, the forward contracts had maturities ranging from 9 months to 15 months. The Company elected to apply hedge accounting on its forward contracts for the net investment hedge of Yahoo Japan. The after-tax net investment hedge was less than the Yahoo Japan investment balance as of both December 31, 2012 and March 31, 2013. As such, the net investment hedge was considered to be effective, and, as a result, the changes in the fair value were recorded within accumulated other comprehensive income on the Company’s condensed consolidated balance sheets. The Company recognizes net investment derivative instruments as either an asset or a liability on the Company’s condensed consolidated balance sheets at fair value. The notional amounts of the foreign currency forward contracts were $3 billion and $3.2 billion as of December 31, 2012 and March 31, 2013, respectively. The fair value of the foreign currency forward contract assets was $3 million and $273 million as of December 31, 2012 and March 31, 2013, respectively, and was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. Pre-tax gains of $3 million and $270 million were recorded for the year ended December 31, 2012 and the three months ended March 31, 2013, respectively, and were included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets, due to changes in the Japanese yen exchange rates.

Balance Sheet Hedges. The Company recognizes balance sheet derivative instruments as either an asset or a liability on the Company’s condensed consolidated balance sheets at fair value. Changes in the fair value of these derivatives are recorded in other income, net on the Company’s condensed consolidated statements of income. The notional amounts of these foreign currency forward contracts were $356 million and $233 million as of December 31, 2012 and March 31, 2013, respectively. The fair value of the foreign currency forward contracts was a $5 million liability as of December 31, 2012 and March 31, 2013, which was included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. A loss of $1 million and a gain of $4 million were recorded for the three months ended March 31, 2012 and March 31, 2013, respectively, which were included in other income, net. The Company received $4 million in cash from the settlement of some of the foreign currency forward contracts during the three months ended March 31, 2013.

Foreign currency forward contracts activity for the three months ended March 31, 2013 (in millions):

	Beginning Fair Value	Settlement	Gain (loss) recorded in Other income, net	Gain (loss) recorded in Other comprehensive income		Ending Fair Value
Net investment hedges	$3	$—	$—	$270	*	$273
Balance sheet hedges	(5)	(4)	4	—		(5)

(*)

This amount does not reflect the tax impact of $101 million recorded during the three months ended March 31, 2013. The $169 million after tax impact of the gain recorded under Other comprehensive income was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

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

As of March 31, 2013, the Company was in compliance with the financial covenants in the credit facility and no amounts were outstanding.

Note 11 COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases office space and data centers under operating and capital lease agreements with original lease periods of up to 12 years which expire between 2013 and 2022.

A summary of gross and net lease commitments as of March 31, 2013 was as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Nine months ending December 31, 2013	$101	$(10)	$91
Years ending December 31,
2014	107	(11)	96
2015	83	(7)	76
2016	46	(1)	45
2017	31	—	31
2018	17	—	17
Due after 5 years	21	—	21

Total gross and net lease commitments	$406	$(29)	$377

Capital Lease Commitment
Nine months ending December 31, 2013	$6
Years ending December 31,
2014	8
2015	8
2016	8
2017	9
2018	9
Due after 5 years	5

Gross lease commitment	$53

Less: interest	(17)

Net lease commitment included in capital lease and other long-term liabilities	$36

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent traffic acquisition costs (“TAC”), to its Affiliates. As of March 31, 2013, these commitments totaled $67 million, of which $60 million will be payable in the remainder of 2013, $5 million will be payable in 2014, $1 million will be payable in 2015, and $1 million will be payable in 2016.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $30 million through 2023.

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

As of March 31, 2013, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

See Note 16 — “Search Agreement with Microsoft Corporation” for a description of the Company’s Search and Advertising Services and Sales Agreement (the “Search Agreement”) and License Agreement with Microsoft Corporation (“Microsoft”).

Legal Contingencies

Intellectual Property and General Matters. From time to time, third parties assert patent infringement claims against the Company. Currently, the Company is engaged in lawsuits regarding patent issues and has been notified of other potential patent disputes. In addition, from time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, trade secrets, and other intellectual property rights, claims related to employment matters, and a variety of other claims, including claims alleging defamation, invasion of privacy, or similar claims arising in connection with the Company’s e-mail, message boards, photo and video sites, auction sites, shopping services, and other communications and community features.

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

Since May 31, 2011, several related stockholder derivative suits were filed in the Santa Clara County Superior Court (“California Derivative Litigation”) and the United States District Court for the Northern District of California (“Federal Derivative Litigation”) purportedly on behalf of the Company against certain officers and directors of the Company and third parties. The California Derivative Litigation was filed by plaintiffs Cinotto, Lassoff, Zucker, and Koo, and consolidated under the caption In re Yahoo! Inc. Derivative Shareholder Litigation on June 24, 2011 and September 12, 2011. The Federal Derivative Litigation was filed by plaintiffs Salzman, Tawila, and Iron Workers Mid-South Pension Fund and consolidated under the caption In re Yahoo! Inc. Shareholder Derivative Litigation on October 3, 2011. The plaintiffs allege breaches of fiduciary duties, corporate waste, mismanagement, abuse of control, unjust enrichment, misappropriation of corporate assets, or contribution and seek damages, equitable relief, disgorgement and corporate governance changes in connection with Alibaba Group’s restructuring of its subsidiary Alipay.com Co., Ltd. (“Alipay”) and related disclosures. On June 7, 2012, the courts approved stipulations staying the California Derivative Litigation pending resolution of the Federal Derivative Litigation, and deferring the Federal Derivative Litigation pending a ruling on the motion to dismiss filed by the defendants in the related stockholder class actions, which are discussed below.

Since June 6, 2011, two purported stockholder class actions were filed in the United States District Court for the Northern District of California against the Company and certain officers and directors of the Company by plaintiffs Bonato and the Twin Cities Pipe Trades Pension Trust. In October 2011, the District Court consolidated the two actions under the caption In re Yahoo! Inc. Securities Litigation and appointed the Pension Trust Fund for Operating Engineers as lead plaintiff. In a consolidated amended complaint filed December 15, 2011, the lead plaintiff purports to represent a class of investors who purchased the Company’s common stock between April 19, 2011 and July 29, 2011, and alleges that during that class period, defendants issued statements that were materially false or misleading because they did not disclose information relating to Alibaba Group’s restructuring of Alipay. The complaint purports to assert claims for relief for violation of Section 10(b) and 20(a) of the Exchange Act and for violation of Rule 10b-5 thereunder, and seeks unspecified damages, injunctive and equitable relief, fees, and costs. On August 10, 2012, the court granted defendants’ motion to dismiss the consolidated amended complaint. Plaintiffs have appealed.

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

The Company cannot assure the ultimate outcome of its appeals. The Company intends to vigorously pursue all of its appeals. If the current appeals were to be unsuccessful, the Company and Yahoo! Mexico may file a petition with the Mexican Federal Civil Collegiate Court for the First Circuit (the “Civil Collegiate Court”) to challenge the decision of the Superior Court as unconstitutional, unlawful, or both. If filed, this petition also must be heard as a matter of law. The parties may then petition for review of any decision of the Civil Collegiate Court to the Supreme Court of Justice of the Nation of Mexico (the “Mexico Supreme Court”). A petition to the Mexico Supreme Court, if filed, is granted at the discretion of the Mexico Supreme Court and its review is limited to interpretations of the Constitution of Mexico or the constitutionality of a provision of Mexico law.

The Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters described above. The Company has also determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to the Company’s legal proceedings, including the matters described above other than the Mexico matter, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of December 31, 2012 and March 31, 2013 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo!, its subsidiaries, directors, or officers in these matters, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against these claims.

Note 12 STOCKHOLDERS’ EQUITY AND EMPLOYEE BENEFITS

Employee Stock Purchase Plan. As of March 31, 2013, there was $13 million of unamortized stock-based compensation expense related to the Company’s Employee Stock Purchase Plan, which will be recognized over a weighted average period of 0.9 years.

Stock Options. The Company’s 1995 Stock Plan, the Directors’ Plan, and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans for the three months ended March 31, 2013 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2012	38,092	$21.42
Options granted	13	$23.53
Options exercised(*)	(2,908)	$14.68
Options expired	(1,087)	$29.88
Options cancelled/forfeited	(214)	$14.97

Outstanding at March 31, 2013	33,896	$21.77

(*)	The Company issued new shares to satisfy stock option exercises.

As of March 31, 2013, there was $33 million of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.0 year.

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options		Purchase Plan(*)
	Three Months Ended		Three Months Ended
	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.6%	0.6%	1.2%	0.1%
Expected volatility	32.4%	30.9%	34.2%	29.5%
Expected life (in years)	4.08	4.00	1.14	0.24

(*)

Assumptions for the Employee Stock Purchase Plan relate to the annual average of the enrollment periods. During the year ended December 31, 2012, enrollment was permitted in May and November of each year. Beginning in 2013, enrollment is permitted in February, May, August, and November of each year.

Restricted stock award and restricted stock unit activity for the three months ended March 31, 2013 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share
Awarded and unvested at December 31, 2012(*)	33,801	$17.63
Granted(*)	17,186	$21.19
Vested	(5,626)	$15.15
Forfeited	(1,556)	$16.13

Awarded and unvested at March 31, 2013(*)	43,805	$19.40

(*)	Includes the maximum number of shares issuable under the Company’s performance-based executive incentive restricted stock unit awards.

As of March 31, 2013, there was $418 million of unamortized stock-based compensation expense related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted average period of 2.8 years.

During the three months ended March 31, 2012 and March 31, 2013, 5.7 million shares and 5.6 million shares, respectively, that were subject to previously granted restricted stock awards and restricted stock units vested. These vested restricted stock awards and restricted stock units were net share settled. During both the three months ended March 31, 2012 and March 31, 2013, the Company withheld 2.1 million shares, based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $32 million and $44 million, respectively, for the three months ended March 31, 2012 and March 31, 2013 and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units and tax withholding related to the reacquisition of shares of restricted stock. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Performance-Based Executive Incentive Equity Awards. The financial performance stock options awarded by the Company in November 2012 include multiple performance periods. In January 2013, the Compensation Committee established performance goals under these stock options for the first performance period (the six months ending June 30, 2013) and the second performance period (the full year ending December 31, 2013). These options are held by Ms. Mayer, Mr. de Castro and Mr. Goldman (the first performance period for Mr. Goldman is the full year ending December 31, 2013). The number of stock options that ultimately vest for each performance period will range from 0 percent to 100 percent of the target amount for such period stated in each executive’s award agreement based on the Company’s performance. The financial performance metrics (and their weightings) under the performance options are revenue ex-TAC (50 percent), operating income (30 percent) and free cash flow (20 percent). The financial performance goals for each metric are established at the beginning of each performance period and, accordingly, the portion (or “tranche”) of the award subject to each goal is treated as a separate grant for accounting purposes. The grant date fair values of the first and second tranches of the November 2012 financial performance stock options were $12 million and $14 million, respectively, and are being recognized over six and twelve month service periods, respectively. The Company began recording stock-based compensation expense for these tranches in January 2013, when the financial performance goals were established and approved.

In February 2013, the Compensation Committee approved additional long-term performance-based incentive equity awards to Ms. Mayer and other senior officers. These restricted stock units generally will be eligible to vest in equal annual installments over four years (three years for Ms. Mayer) based on the Company’s attainment of annual financial performance goals as well as the executive’s continued employment through the vesting date. The number of restricted stock units that ultimately vest each year will range from 0 percent to 200 percent of the annual target amount stated in each executive’s award agreement based on the Company’s performance. The annual financial performance metrics and goals are established at the beginning of each fiscal year and, accordingly, the tranche of the award subject to each annual goal is treated as a separate annual grant for accounting purposes. In February 2013, financial performance metrics and goals were established for the first performance period (the fiscal year ending December 31, 2013). The financial performance metrics (and their weightings) for fiscal year 2013 are revenue ex-TAC (60 percent), operating income (20 percent) and free cash flow (20 percent). The grant date fair value of the first tranche of the February 2013 annual financial performance restricted stock unit grants was $9 million and is being recognized over a one-year service period.

Stock Repurchases. In May 2012, the Board authorized a stock repurchase program allowing the Company to repurchase up to $5 billion of its outstanding shares of common stock from time to time. The May 2012 repurchase program, according to its terms, will expire in June 2015 unless revoked earlier by the Board of Directors. The aggregate amount available under the May 2012 repurchase program was approximately $2.7 billion at March 31, 2013. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. During the three months ended March 31, 2013, the Company repurchased approximately 38 million shares of its common stock under this stock repurchase program at an average price of $20.35 per share for a total of $775 million.

Note 13 RESTRUCTURING CHARGES (REVERSALS), NET

Restructuring charges (reversals), net was comprised of the following (in thousands):

	Three Months Ended March 31, 2012
	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total
Employee severance pay and related costs	$2,991	$—	$—	$2,991
Non-cancelable lease, contract terminations, and other charges	2,726	—	—	2,726
Other non-cash charges, net	—	—	—	—

Restructuring charges, net	$5,717	$—	$—	$5,717

	Three Months Ended March 31, 2013
	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total
Employee severance pay and related costs	$(3)	$(10,265)	$(103)	$(10,371)
Non-cancelable lease, contract terminations, and other charges	2,811	65	(114)	2,762
Other non-cash charges, net	—	—	547	547

Restructuring charges (reversals), net	$2,808	$(10,200)	$330	$(7,062)

Although the Company does not allocate restructuring charges to its segments, the amounts of the restructuring charges relating to each segment are presented below.

Restructuring Plans Prior to 2012. Prior to 2012, the Company implemented workforce reductions, a strategic realignment, and consolidation of certain real estate facilities and data centers to reduce its cost structure, align resources with its product strategy, and improve efficiency. During the three months ended March 31, 2012, the Company recorded net pre-tax cash charges of $6 million in severance, facility, and other related costs, the majority of which related to the Americas segment. During the three months ended March 31, 2013, the Company recorded net pre-tax cash charges of $3 million in severance, facility, and other related costs, the majority of which related to the Americas segment.

Q2’12 Restructuring Plan. During the second quarter of 2012, the Company began implementing the Q2’12 Restructuring Plan to reduce its worldwide workforce by approximately 2,000 employees and to consolidate certain real estate and data center facilities. During the three months ended March 31, 2013, the Company recorded total pre-tax cash charges of $6 million in severance and facility related costs. The total pre-tax cash charges were offset by a credit of $16 million for severance-related costs due to changes to original estimates and redeployments and voluntary resignations of employees prior to their planned severance dates. Of the $10 million credit in restructuring charges, net, recorded in the three months ended March 31, 2013, $6 million related to the Americas segment and $4 million related to the EMEA segment.

Q4’12 Korea Business Closure. During the fourth quarter of 2012, the Company decided to close its Korea business by the end of 2012 to streamline its operations and focus its resources. During the three months ended March 31, 2013, the Company recorded net pre-tax charges of less than $1 million in severance, facility and contract termination costs related to the Asia Pacific segment.

Restructuring Accruals. The $42 million restructuring liability as of March 31, 2013 consisted of $13 million for employee severance pay expenses, which the Company expects to pay out by the end of the fourth quarter of 2013, and $29 million relating to non-cancelable lease and contract termination costs, which the Company expects to pay over the terms of the related obligations which extend to the fourth quarter of 2021.

The Company’s restructuring accrual activity for the three months ended March 31, 2013 is summarized as follows (in thousands):

	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total
Balance as of January 1, 2013	$27,716	$35,049	$10,102	$72,867
Employee severance pay and related costs	45	5,988	443	6,476
Non-cancelable lease, contract termination, and other charges	3,209	65	1,109	4,383
Other non-cash charges	—	—	547	547
Changes in estimates and reversals of previous charges	(446)	(16,253)	(1,769)	(18,468)

Restructuring charges (reversals), net for the three months ended March 31, 2013	$2,808	$(10,200)	$330	$(7,062)

Cash paid	(4,104)	(9,773)	(8,206)	(22,083)
Other non-cash charges	—	—	(547)	(547)
Foreign currency	(129)	(445)	(187)	(761)

Balance as of March 31, 2013	$26,291	$14,631	$1,492	$42,414

Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2012	March 31, 2013
Americas	$42,689	$28,866
EMEA	18,144	10,713
Asia Pacific	12,034	2,835

Total restructuring accruals	$72,867	$42,414

Note 14 INCOME TAXES

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

The effective tax rate reported for the three months ended March 31, 2013 was 15 percent compared to 33 percent for the same period in 2012. The rates in both periods were lower than the U.S. federal statutory rate primarily due to the reductions of tax reserves that were recorded as tax audits were favorably settled. The reduction of tax reserves for the three months ended March 31, 2013 was related to various tax audits worldwide, settled and ongoing, and resulted in a net benefit of approximately $30 million.

The conclusion of the 2005 and 2006 IRS tax audit, discussed below, settled various international transfer pricing matters and had the effect of increasing the foreign tax credits available to offset the tax from the distribution of foreign earnings reported during the three months ended September 30, 2012. The increased foreign tax credits resulted in a tax benefit during the three months ended March 31, 2013 of approximately $12 million.

The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. This change resulted in a 2012 tax benefit of approximately $9 million, which was recognized during the three months ended March 31, 2013.

In connection with a review of the Company’s cash position and anticipated cash needs for investment in the Company’s core business, including potential acquisitions and capital expenditures, and stock repurchases, the Company made a one-time repatriation of cash from certain of its consolidated foreign subsidiaries in 2012. The remaining undistributed foreign earnings of approximately $2 billion principally related to Yahoo Japan, and future earnings, will continue to be indefinitely reinvested going forward.

During the three months ended March 31, 2013, the Company settled the income tax examination for the 2005 and 2006 returns with the IRS Appeals Division. That settlement resulted in a reduction of tax reserves. The income tax examination for the 2007 and 2008 returns is currently under protest with the IRS Appeals Division relating to certain proposed adjustments to the Company’s intercompany transfer pricing methodology. An initial meeting with the IRS Appeals Division is expected to be held in 2013 to address those matters. The Company’s 2009 and 2010 returns are currently under IRS examination.

As of March 31, 2013, the Company’s 2005 through 2008 tax returns are also under various stages of audit by the California Franchise Tax Board. While the California Franchise Tax Board has not reached any conclusions on the 2007 and 2008 returns, the Company has protested the California Franchise Tax Board’s proposed adjustments to the 2005 and 2006 returns. The Company is also in various stages of examination and appeal in connection with its taxes in foreign jurisdictions, which generally span tax years 2005 through 2010.

The Company’s gross amount of unrecognized tax benefits as of March 31, 2013 was $710 million, of which $627 million is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of March 31, 2013 decreased by $18 million from the recorded balance as of December 31, 2012. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions related to multinational income tax issues are expected to be resolved in the foreseeable future. As a result, it is reasonably possible that the unrecognized tax benefits could be reduced by up to approximately $35 million in the next twelve months. The Company believes that it has adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Company may have additional tax liabilities in China related to the sale to Alibaba Group of 523 million Shares of Alibaba Group that took place during the year ended December 31, 2012. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S.

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

Note 15 SEGMENTS

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

The following tables present summarized information by segment (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2013
Revenue by segment:
Americas	$836,033	$842,195
EMEA	133,962	94,824
Asia Pacific	251,238	203,349

Total Revenue	$1,221,233	$1,140,368

TAC by segment:
Americas	$42,955	$37,522
EMEA	45,662	11,536
Asia Pacific	55,474	17,010

Total TAC	$144,091	$66,068

Revenue ex-TAC by segment:
Americas	$793,078	$804,673
EMEA	88,300	83,288
Asia Pacific	195,764	186,339

Total revenue ex-TAC	1,077,142	1,074,300

Direct costs by segment(1) :
Americas	179,225	170,124
EMEA	40,221	38,428
Asia Pacific	51,491	55,014
Global operating costs(2)(3)	421,898	425,129
Depreciation and amortization	153,248	162,092
Stock-based compensation expense	55,966	44,605
Restructuring charges (reversals), net	5,717	(7,062)

Income from operations	$169,376	$185,970

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

(3)	The net cost reimbursements from Microsoft pursuant to the Search Agreement are primarily included in global operating costs.

	Three Months Ended
	March 31, 2012	March 31, 2013
Capital expenditures, net:
Americas	$82,884	$65,416
EMEA	9,283	2,907
Asia Pacific	17,624	1,258

Total capital expenditures, net	$109,791	$69,581

	December 31, 2012	March 31, 2013
Property and equipment, net:
Americas:
U.S	$1,483,225	$1,434,198
Other	1,869	1,665

Total Americas	$1,485,094	$1,435,863

EMEA	59,416	53,294
Asia Pacific	141,335	123,533

Total property and equipment, net	$1,685,845	$1,612,690

See Note 13 —“Restructuring Charges (Reversals), Net” for additional information regarding segments.

Enterprise Wide Disclosures:

The following table presents revenue for groups of similar services (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2013
Display	$511,217	$455,071
Search	470,397	424,687
Other	239,619	260,610

Total revenue	$1,221,233	$1,140,368

	Three Months Ended
	March 31, 2012	March 31, 2013
Revenue:
U.S.	$799,650	$804,753
International	421,583	335,615

Total revenue	$1,221,233	$1,140,368

Note 16 SEARCH AGREEMENT WITH MICROSOFT CORPORATION

On December 4, 2009, the Company entered into the Search Agreement with Microsoft, which provides for Microsoft to be the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites. The Company also entered into a License Agreement with Microsoft. Under the License Agreement, Microsoft acquired an exclusive 10-year license to the Company’s core search technology and will have the ability to integrate this technology into its existing Web search platforms. On February 18, 2010, the Company received regulatory clearance from both the U.S. Department of Justice and the European Commission and on February 23, 2010 the Company commenced implementation of the Search Agreement on a market-by-market basis. Under the Search Agreement, the Company will be the exclusive worldwide relationship sales force for both companies’ premium search advertisers, which include advertisers meeting certain spending or other criteria, advertising agencies that specialize in or offer search engine marketing services and their clients, and resellers and their clients seeking assistance with their paid search accounts. The term of the Search Agreement is 10 years from February 23, 2010, subject to earlier termination as provided in the Search Agreement.

During the first five years of the term of the Search Agreement, in the transitioned markets, the Company is entitled to receive 88 percent of the revenue generated from Microsoft’s services on Yahoo! Properties (the “Revenue Share Rate”) and the Company is also entitled to receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue. For new Affiliates during the term of the Search Agreement, and for all Affiliates after the first five years of such term, the Company will receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue and certain Microsoft costs are deducted. On February 23, 2015 (the fifth anniversary of the date that implementation of the Search Agreement commenced), Microsoft will have the option to terminate the Company’s sales exclusivity for premium search advertisers. If Microsoft exercises this option, the Revenue Share Rate will increase to 93 percent for the remainder of the term of the Search Agreement, unless the Company exercises its option to retain the Company’s sales exclusivity, in which case the Revenue Share Rate would be reduced to 83 percent for the remainder of the term. If Microsoft does not exercise such option, the Revenue Share Rate will be 90 percent for the remainder of the term of the Search Agreement. In the transitioned markets, the Company reports as revenue the 88 percent revenue share as the Company is not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft. The Company’s uncollected 88 percent share in connection with the Search Agreement was $258 million and $268 million, which is included in accounts receivable, net, as of December 31, 2012 and March 31, 2013, respectively.

Under the Search Agreement, for each market, Microsoft generally guarantees Yahoo!’s revenue per search (“RPS Guarantee”) on Yahoo! Properties only for 18 months after the transition of paid search services to Microsoft’s platform in that market. The RPS Guarantee is calculated based on the difference in revenue per search between the pre-transition and post-transition periods and certain other factors. The Company records the RPS Guarantee as search revenue in the quarter the amount becomes fixed, which would typically be the quarter in which the associated shortfall in revenue per search occurred. In the fourth quarter of 2011, Microsoft agreed to extend the RPS Guarantee in the U.S. and Canada through March 2013. The RPS Guarantee in the U.S. and Canada expired on March 31, 2013. On April 30, 2013, Microsoft extended the RPS Guarantee in the U.S. for an additional 12 months commencing April 1, 2013.

The Company completed the transition of its algorithmic and paid search platforms to the Microsoft platform in the U.S. and Canada in the fourth quarter of 2010. In 2011, the Company completed the transition of algorithmic search in all other markets and the transition of paid search in India. In 2012, the Company completed the transition of paid search in most EMEA markets as well as six markets in Latin America. The Company is continuing to work with Microsoft on transitioning paid search in the remaining markets. The market-by-market transition of the Company’s paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through 2013, and possibly into 2014.

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft will also reimburse the Company for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. The Company’s results for the three months ended March 31, 2012 and March 31, 2013 reflect $17 million and $13 million, respectively, in search operating cost reimbursements from Microsoft under the Search Agreement. Search operating cost reimbursements began during the quarter ended March 31, 2010 and will, subject to specified exclusions and limitations, continue until the Company has fully transitioned to Microsoft’s platform.

Reimbursement receivables are recorded as the reimbursable costs are incurred and are applied against the operating expense categories in which the costs were incurred. Of the total amounts incurred during the year ended December 31, 2012 and the three months ended March 31, 2013, the total reimbursements not yet received from Microsoft of $5 million and $4 million, respectively, were classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of December 31, 2012 and March 31, 2013.

Note 17 SUBSEQUENT EVENTS

Stock Repurchase Transactions. From April 1, 2013 through May 6, 2013, the Company repurchased approximately 3 million shares of its common stock at an average price of $23.86 per share, for a total of $76 million.

Net Investment Hedge. On April 24, 2013, the Company entered into an additional forward contract to further hedge its net investment in Yahoo Japan. The forward contract has a term of 15 months, a notional amount of $300 million and is being accounted for as a net investment hedge.

Microsoft RPS Guarantee. On April 30, 2013, Microsoft extended the RPS Guarantee in the U.S. for an additional 12 months commencing April 1, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology. This Report includes, among others, forward-looking statements regarding our:

•	expectations about revenue, including display, search, and other revenue;

•	expectations about growth in users;

•	expectations about changes in our earnings in equity interests;

•	expectations about operating expenses;

•	anticipated capital expenditures;

•	expectations about the implementation and the financial and operational impacts of our Search Agreement with Microsoft;

•	impact of recent acquisitions on our business and evaluation of, and expectations for, possible acquisitions of, or investments in, businesses, products, intangible assets, and technologies;

•	projections and estimates with respect to our restructuring activities and changes to our organizational structure;

•	expectations about the impact of the closure of our Korea business;

•	expectations about the amount of unrecognized tax benefits, the outcome of tax assessment appeals, the adequacy of our existing tax reserves, and future tax expenditures, and tax rates;

•	expectations about positive cash flow generation and existing cash, cash equivalents, and investments being sufficient to meet normal operating requirements; and

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

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!,” the “Company,” “we,” or “us”), is focused on making the world’s daily habits inspiring and entertaining. By creating highly personalized experiences for our users, we keep people connected to what matters most to them, across devices and around the world. In turn, we create value for advertisers by connecting them with the audiences that build their businesses. Advertisers can build their businesses through advertising to targeted audiences on our online properties and services (“Yahoo! Properties”), or through our distribution network of third-party entities (“Affiliates”) who integrate our advertising offerings into their Websites or other offerings (those Websites and other offerings, “Affiliate sites”).

Our offerings to users on Yahoo! Properties currently fall into four categories: Yahoo.com; Communications; User-Generated Content; and Mobile & Emerging Products. We manage and measure our business geographically, principally in the Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific.

In the following Management’s Discussion and Analysis, we provide information regarding the following areas:

•	Key Financial Metrics;

•	Non-GAAP Financial Measures;

•	Significant Transactions;

•	Results of Operations;

•	Liquidity and Capital Resources; and

•	Critical Accounting Policies and Estimates.

Key Financial Metrics

The key financial metrics we use are as follows: revenue; revenue less traffic acquisition costs (“TAC”), or revenue ex-TAC; income from operations; adjusted EBITDA; net income attributable to Yahoo! Inc.; net cash provided by operating activities; and free cash flow. Revenue ex-TAC, adjusted EBITDA, and free cash flow are financial measures that are not defined in accordance with U.S. generally accepted accounting principles (“GAAP”). We use these non-GAAP financial measures for internal managerial purposes and to facilitate period-to-period comparisons. See “Non-GAAP Financial Measures” below for a description of each of these non-GAAP financial measures.

	Three Months Ended March 31,
	2012	2013
	(dollars in thousands)

Revenue	$1,221,233	$1,140,368
Revenue ex-TAC	$1,077,142	$1,074,300
Income from operations(*)	$169,376	$185,970
Adjusted EBITDA	$384,307	$385,605
Net income attributable to Yahoo! Inc.	$286,343	$390,285
Net cash provided by operating activities	$297,453	$218,682
Free cash flow	$195,823	$149,908

(*) Includes:

Stock-based compensation expense	$55,966	$44,605
Restructuring charges (reversals), net	$5,717	$(7,062)

Revenue ex-TAC (a Non-GAAP Financial Measure)

	Three Months Ended March 31,		2012-2013 % Change
	2012	2013
	(dollars in thousands)

Revenue	$1,221,233	$1,140,368	(7)%
Less: TAC	144,091	66,068	(54)%

Revenue ex-TAC	$1,077,142	$1,074,300	—

For the three months ended March 31, 2013, revenue ex-TAC was flat compared to the same period of 2012, due to an increase in search and other revenue ex-TAC offset by a decline in display revenue ex-TAC.

Adjusted EBITDA (a Non-GAAP Financial Measure)

	Three Months Ended March 31,		2012-2013 % Change
	2012	2013
	(dollars in thousands)

Net income attributable to Yahoo! Inc.	$286,343	$390,285	36%
Depreciation and amortization	153,248	162,092	6%
Stock-based compensation expense	55,966	44,605	(20)%
Restructuring charges (reversals), net	5,717	(7,062)	N/M
Other income, net	(2,278)	(17,072)	N/M
Provision for income taxes	56,419	29,736	(47)%
Earnings in equity interests	(172,243)	(217,588)	26%
Net income attributable to noncontrolling interests	1,135	609	(46)%

Adjusted EBITDA	$384,307	$385,605	—

Percentage of Revenue ex-TAC(1)(2)	36%	36%

N/M = Not Meaningful

(1)	Revenue ex-TAC is calculated as revenue less TAC.
(2)	Net income attributable to Yahoo! Inc. as a percentage of GAAP revenue for the three months ended March 31, 2012 and 2013 was 23 percent and 34 percent, respectively.

For the three months ended March 31, 2013, adjusted EBITDA was flat compared to 2012, mainly due to flat revenue ex-TAC.

Free Cash Flow (a Non-GAAP Financial Measure)

	Three Months Ended March 31,
	2012	2013
	(dollars in thousands)

Net cash provided by operating activities	$297,453	$218,682
Acquisition of property and equipment, net	(109,791)	(69,581)
Dividends received from equity investees	—	(12,000)
Excess tax benefits from stock-based awards	8,161	12,807

Free cash flow	$195,823	$149,908

For the three months ended March 31, 2013, free cash flow decreased $46 million, or 23 percent compared to 2012. The decrease was primarily attributable to a decline in net cash provided by operating activities which was partially offset by a decline in capital expenditures year-over-year.

Non-GAAP Financial Measures

Revenue ex-TAC

Revenue ex-TAC is a non-GAAP financial measure defined as GAAP revenue less TAC. TAC consists of payments made to Affiliates that have integrated our advertising offerings into their sites and payments made to companies that direct consumer and business traffic to Yahoo! Properties. Based on the terms of the Search Agreement with Microsoft described under “Significant Transactions” below, Microsoft retains a revenue share of 12 percent of the net (after TAC) search revenue generated on Yahoo! Properties and Affiliate sites in transitioned markets. We report the net revenue we receive under the Search Agreement as revenue and no longer present the associated TAC. Accordingly, for transitioned markets we report GAAP revenue associated with the Search Agreement on a net (after TAC) basis rather than a gross basis. For markets that have not yet transitioned, revenue continues to be recorded on a gross (before TAC) basis, and TAC is recorded as a part of operating expenses.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined as net income attributable to Yahoo! Inc. before taxes, depreciation, amortization of intangible assets, stock-based compensation expense, other income, net (which includes interest), earnings in equity interests, net income attributable to noncontrolling interests, and certain gains, losses, and expenses that we do not believe are indicative of our ongoing results.

Free Cash Flow

Free cash flow is a non-GAAP financial measure defined as net cash provided by operating activities (adjusted to include excess tax benefits from stock-based awards), less acquisition of property and equipment, net, and dividends received from equity investees.

For additional information about these non-GAAP financial measures, see “Non-GAAP Financial Measures” included in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Significant Transactions

Initial Repurchase of Alibaba Group Holding Limited Ordinary Shares

See Note 8—“Investments in Equity Interests” in the Notes to our condensed consolidated financial statements for information regarding the repurchase by Alibaba Group Holding Limited (“Alibaba Group”) of 523 million of the 1,047 million ordinary shares of Alibaba Group (the “Shares”) owned by us (the “Initial Repurchase”).

In September 2012, we received net cash proceeds after the payment of taxes and fees from the Initial Repurchase and the $550 million TIPLA payment of approximately $4.3 billion. We intend to return $3.65 billion of the after-tax proceeds to shareholders. This amount includes approximately $2.9 billion we returned to shareholders through share repurchases from May 20, 2012, the date we announced the Repurchase Agreement, through March 31, 2013.

Search Agreement with Microsoft Corporation

On December 4, 2009, we entered into a Search and Advertising Services and Sales Agreement (the “Search Agreement”) with Microsoft Corporation (“Microsoft”), which provides for Microsoft to be the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites. We also entered into a License Agreement with Microsoft pursuant to which Microsoft acquired an exclusive 10-year license to our core search technology that it will be able to integrate into its existing Web search platforms. The global transition of our algorithmic and paid search platforms to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are being done on a market-by-market basis.

During the first five years of the Search Agreement, in transitioned markets, we are entitled to receive 88 percent of the revenue generated from Microsoft’s services on Yahoo! Properties. We are also entitled to receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue. In the transitioned markets, for search revenue generated from Microsoft’s services on Yahoo! Properties and Affiliate sites, we report as revenue the 88 percent revenue share, as we are not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft. For new Affiliates during the term of the Search Agreement, and for all Affiliates after the first five years of such term, we will receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue and certain Microsoft costs are deducted. On February 23, 2015 (the fifth anniversary of the date that implementation of the Search Agreement commenced), Microsoft will have the option to terminate our sales exclusivity for premium search advertisers. If Microsoft exercises its option, the revenue share rate will increase to 93 percent for the remainder of the term of the Search Agreement, unless we exercise our option to retain our sales exclusivity, in which case the revenue share rate would be reduced to 83 percent for the remainder of the term. If Microsoft does not exercise such option, the revenue share rate will be 90 percent for the remainder of the term of the Search Agreement. The term of the Search Agreement is 10 years from February 23, 2010, subject to earlier termination as provided in the Search Agreement.

Under the Search Agreement, for each market, Microsoft generally guarantees Yahoo!’s revenue per search (“RPS Guarantee”) on Yahoo! Properties only for 18 months after the transition of paid search services to Microsoft’s platform in that market. The RPS Guarantee is calculated based on the difference in revenue per search between the pre-transition and post-transition periods and certain other factors. We record the RPS Guarantee as search revenue in the quarter the amount becomes fixed, which is typically the quarter in which the associated shortfall in revenue per search occurred. In the fourth quarter of 2011, Microsoft agreed to extend the RPS Guarantee in the U.S. and Canada through March 2013. The RPS Guarantee in the U.S. and Canada expired on March 31, 2013. On April 30, 2013, Microsoft extended the RPS Guarantee in the U.S. for an additional 12 months commencing April 1, 2013. We are currently unable to estimate what impact, if any, the extension of the RPS Guarantee will have on our future financial results.

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

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft will also reimburse us for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. Our results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $17 million and $13 million for the three months ended March 31, 2012 and 2013, respectively. Search operating cost reimbursements are expected to decline as we fully transition all markets and, in the long term, the underlying expenses are not expected to be incurred under our cost structure.

We record receivables for the reimbursements as costs are incurred and apply them against the operating expense categories in which the costs were incurred. Of the total amounts incurred during the year ended December 31, 2012 and the three months ended March 31, 2013, the total reimbursements not yet received from Microsoft of $5 million and $4 million, were classified as part of prepaid expenses and other current assets on our condensed consolidated balance sheets as of December 31, 2012 and March 31, 2013, respectively.

See Note 16 — “Search Agreement with Microsoft Corporation” in the Notes to our condensed consolidated financial statements for additional information.

Results of Operations

	Three Months Ended March 31,		2012-2013 % Change
	2012	2013
	(dollars in thousands)
Revenue for groups of similar services:
Display	$511,217	$455,071	(11)%
Search	470,397	424,687	(10)%
Other	239,619	260,610	9%

Total revenue	$1,221,233	$1,140,368	(7)%
Cost of revenue — traffic acquisition costs	$144,091	$66,068	(54)%
Cost of revenue — other	253,980	278,007	9%
Sales and marketing	285,267	257,019	(10)%
Product development	228,478	219,580	(4)%
General and administrative	124,271	133,421	7%
Amortization of intangibles	10,053	7,365	(27)%
Restructuring charges (reversals), net	5,717	(7,062)	N/	M

Total operating expenses	$1,051,857	$954,398	(9)%

Income from operations	$169,376	$185,970	10%

Includes:
Stock-based compensation expense	$55,966	$44,605	(20)%

N/M = Not Meaningful

Management Reporting

We continue to manage our business geographically. The primary areas of measurement and decision-making are currently the Americas, EMEA, and Asia Pacific. Management relies on an internal reporting process that provides revenue ex-TAC, direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, our segments.

	Three Months Ended March 31,		2012-2013 % Change
	2012	2013
	(dollars in thousands)
Revenue by segment:
Americas	$836,033	$842,195	1%
EMEA	133,962	94,824	(29)%
Asia Pacific	251,238	203,349	(19)%

Total revenue	$1,221,233	$1,140,368	(7)%

TAC by segment:
Americas	$42,955	$37,522	(13)%
EMEA	45,662	11,536	(75)%
Asia Pacific	55,474	17,010	(69)%

Total TAC	$144,091	$66,068	(54)%

Revenue ex-TAC by segment:
Americas	$793,078	$804,673	1%
EMEA	88,300	83,288	(6)%
Asia Pacific	195,764	186,339	(5)%

Total revenue ex-TAC	$1,077,142	$1,074,300	—

	Three Months Ended March 31,		2012-2013 % Change
	2012	2013
	(dollars in thousands)
Direct costs by segment(1):
Americas	179,225	170,124	(5)%
EMEA	40,221	38,428	(4)%
Asia Pacific	51,491	55,014	7%
Global operating costs(2)(3)	421,898	425,129	1%
Depreciation and amortization	153,248	162,092	6%
Stock-based compensation expense	55,966	44,605	(20)%
Restructuring charges (reversals), net	5,717	(7,062)	N/	M

Income from operations	$169,376	$185,970	10%

N/M = Not Meaningful

(1)

Direct costs for each segment include cost of revenue — other, as well as other operating expenses that are directly attributable to the segment such as employee compensation expense (excluding stock-based compensation expense), local sales and marketing expenses, and facilities expenses.

(2)

Global operating costs include product development, service engineering and operations, general and administrative, and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment.

(3)	The net cost reimbursements from Microsoft pursuant to the Search Agreement are primarily included in global operating costs.

Revenue

We generate revenue principally from display and search advertising on Yahoo! Properties and Affiliate sites. The majority of our revenue comes from display and search advertising on Yahoo! Properties, and our margins on revenue from Yahoo! Properties advertising is higher than our margins on revenue from display and search advertising on Affiliate sites, as we pay traffic acquisition costs to our Affiliates. Additionally, we generate revenue from other sources including listings-based services, facilitating commercial transactions, royalties, and consumer and business fee-based services.

We are increasing our strategic focus on the mobile industry due to a shift in Internet access by users and have hired engineering and technical talent to help us accelerate our efforts in mobile development. At present, our display and search revenue from mobile are not material.

For additional information about how we generate and recognize revenue, see “Results of Operations—Revenue” included in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Display and Search Metrics

We present information below regarding the “Number of Ads Sold” and “Price-per-Ad” for display and the number of “Paid Clicks” and “Price-per-Click” for search. This information is derived from internal data. We periodically review and refine our methodologies for monitoring, gathering, and counting Number of Ads Sold and Paid Clicks. Based on this process, from time to time, we update such methodologies.

Due to the closure of the Korea business in the fourth quarter of 2012, “Number of Ads Sold,” “Paid Clicks,” “Price-per-Ad,” and “Price-per-Click,” as presented below, exclude the Korea market for all periods presented.

“Number of Ads Sold” is defined as the total number of ads displayed, or impressions, for paying advertisers on Yahoo! Properties. “Price-per-Ad” is defined as display revenue from Yahoo! Properties divided by our Number of Ads Sold. Our price and volume metrics for display are based on display revenue which we report on a gross basis (before TAC). Our price and volume metrics for display exclude both the Number of Ads Sold and the related revenue for certain regions where we did not retain historical information in a manner that would support period-to-period comparison on these metrics. The countries and regions included in our display metrics are: the United States, the United Kingdom, France, Germany, Spain, Italy, Taiwan, Hong Kong, Southeast Asia (excluding Korea as discussed above), and India.

“Paid Clicks” are defined as the total number of times an end-user clicks on a sponsored listing on Yahoo! Properties and Affiliate sites for which an advertiser pays on a per click basis. “Price-per-Click” is defined as search revenue divided by our Paid Clicks. Although Paid Clicks and Price-per-Click are predominantly search metrics, we include Paid Clicks and the related revenue from certain display advertisements that are sold on a price-per-click basis. The revenue associated with display Paid Clicks is not material and is excluded from our display price volume metrics. Our price and volume metrics for search are based on gross search revenue (before TAC) in all markets in which we operate and include any Microsoft RPS Guarantee payments.

Display Revenue

Display revenue for the three months ended March 31, 2013 decreased by 11 percent compared to the same period of 2012. The year-over-year decline was primarily attributable to a decline in advertising on Yahoo! Properties in the Americas region due to a decline in supply related to actions we took to remove ad inventory and page views in order to improve the overall user experience in the redesign of Yahoo.com and Yahoo Mail. This was partially offset by an increase in Affiliate revenue in the Americas region.

For the three months ended March 31, 2013, Number of Ads Sold and Price-per-Ad decreased 7 percent and 2 percent, respectively, compared to the same period of 2012. The decrease in Number of Ads Sold year-over-year was attributable to a decline in supply. The decrease in Price-per-Ad was due to a shift in the mix of ads sold between our various geographies.

Search Revenue

Search revenue for the three months ended March 31, 2013 decreased by 10 percent compared to the same period of 2012. Search revenue decreased due to declines in the Asia Pacific region resulting from the closure of our Korea business, and declines in the EMEA region due to the required change in revenue presentation for transitioned markets from a gross (before TAC) to a net (after TAC) basis. This was partially offset by increased search revenue in the Americas region which resulted from an increase in sponsored searches on Yahoo! Properties and higher revenue per search.

For the three months ended March 31, 2013, Paid Clicks increased 16 percent and Price-per-Click decreased 7 percent compared to the same period of 2012. The increase in Paid Clicks was primarily attributable to higher click-through rates resulting from improvements in the user interface and strong advertiser adoption of new ad formats. The decrease in Price-per-Click was due to a higher mix of lower monetizing Affiliate traffic.

Other Revenue

Other revenue for the three months ended March 31, 2013 increased by 9 percent compared to the same period of 2012. The year-over-year increase was primarily due to increased royalty revenue resulting from the amended TIPLA agreement with Alibaba Group. This was partially offset by the loss of a partner in the Americas region and a decline in revenue from certain of our broadband partnerships.

Revenue ex-TAC by Segment

Americas

Americas revenue ex-TAC for the three months ended March 31, 2013 increased $12 million, or 1 percent compared to the same period of 2012. Our year-over-year increase in Americas revenue ex-TAC was primarily attributable to increased search revenue ex-TAC and fees revenue. The increase in search revenue ex-TAC was attributable to an increase in sponsored searches on Yahoo! Properties, as well as higher Price-per-Click. The increase in fees revenue was primarily due to increased royalty revenue. This was partially offset by a decline in display revenue ex-TAC due to declines in the Number of Ads Sold.

Revenue ex-TAC in the Americas accounted for approximately 75 percent of total revenue ex-TAC for the three months ended March 31, 2013 compared to 74 percent for the three months ended March 31, 2012.

EMEA

EMEA revenue ex-TAC for the three months ended March 31, 2013 decreased $5 million, or 6 percent, compared to the same period of 2012. The year-over-year declines in EMEA revenue ex-TAC were primarily related to decreased search and display revenue ex-TAC. Search revenue ex-TAC declined due to the revenue share with Microsoft associated with the Search Agreement. Display revenue ex-TAC on Yahoo! Properties declined due to a decrease in guaranteed advertising.

Revenue ex-TAC in EMEA accounted for approximately 8 percent of total revenue ex-TAC for the three months ended March 31, 2013 and March 31, 2012.

Asia Pacific

Asia Pacific revenue ex-TAC for the three months ended March 31, 2013 decreased $9 million, or 5 percent, compared to the same period of 2012. The decline was due to a decrease in search revenue ex-TAC which was offset slightly by an increase in display revenue ex-TAC in the region. The decline in search revenue ex-TAC was primarily attributable to the closure of our Korea business and unfavorable foreign exchange fluctuations. The increase in display revenue ex-TAC was related to increases in Taiwan and Southeast Asia.

Revenue ex-TAC in Asia Pacific accounted for approximately 17 percent of total revenue ex-TAC for the three months ended March 31, 2013 compared to 18 percent for the three months ended March 31, 2012.

Direct Costs by Segment

Americas

For the three months ended March 31, 2013, direct costs attributable to the Americas segment decreased $9 million, or 5 percent, compared to the same period of 2012. The decrease in direct costs was primarily due to lower compensation costs and marketing and public relations expenses. This decrease was partially offset by higher content costs, bandwidth costs and cost of revenue - other.

EMEA

For the three months ended March 31, 2013, direct costs attributable to the EMEA segment decreased $2 million, or 4 percent, compared to the same period of 2012. The decline was primarily due to decreased compensation costs, bandwidth costs and cost of revenue - other in the region. This decline was partially offset by increased marketing and public relations expenses as well as increased content costs.

Asia Pacific

For the three months ended March 31, 2013, direct costs attributable to the Asia Pacific segment increased $4 million, or 7 percent, compared to the same period of 2012. The increase was primarily attributable to increased bandwidth costs and cost of revenue - other which were offset slightly by a decline in compensation costs related to the closure of our Korea business.

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

TAC for the three months ended March 31, 2013 decreased $78 million, or 54 percent, compared to the same period of 2012. The decrease for the three months ended March 31, 2013, compared to 2012, was primarily attributable to declines in the EMEA and Asia Pacific regions of $34 million and $38 million, respectively. The decline in EMEA was due to the required change in revenue presentation for transitioned markets from a gross (before TAC) to a net (after TAC) basis. The decline in Asia Pacific was primarily related to the closure of our Korea business.

Cost of Revenue — Other

Cost of revenue — other consists of bandwidth costs and other expenses associated with the production and usage of Yahoo! Properties, including amortization of acquired intellectual property rights and developed technology. Cost of revenue—other also includes costs for Yahoo!’s technology platforms and infrastructure, including depreciation expense and other operating costs, directly related to revenue generating activities.

Cost of revenue — other increased $24 million, or 9 percent, for the three months ended March 31, 2013 compared to the same period of 2012. The increase for the three months ended March 31, 2013, compared to 2012, was primarily due to $7 million in legal accrual releases in the three months ended March 31, 2012 that did not occur in the three months ended March 31, 2013, $5 million in content costs, and $9 million in incremental depreciation of server, storage and network equipment.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses (including stock-based compensation expense), sales commissions, and travel costs.

Sales and marketing expenses for the three months ended March 31, 2013 decreased $28 million, or 10 percent, compared to the same period of 2012. The decrease was primarily due to a decline in compensation costs related to reduced headcount in the function year-over-year.

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

Product development expenses for the three months ended March 31, 2013 decreased $9 million, or 4 percent, compared to the same period of 2012. For the three months ended March 31, 2013, the decline was primarily attributable to a decline in salaries of $40 million and a decline in stock based compensation expense of $11 million in the product development function as a result of reduced headcount related to the Q2’12 Restructuring Plan described below. The decrease in product development expenses was partially offset by increases of $13 million in facilities and equipment expense and $10 million in incremental amortization of developed software, as well as a decrease in capitalized labor projects resulting in an increase in expense in the product development function of $22 million.

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses (including stock-based compensation expense) related to other corporate departments and fees for professional services.

General and administrative expenses for the three months ended March 31, 2013 increased $9 million, or 7 percent, compared to the same period of 2012. The increase in the general and administrative function was due to increases of $5 million in facilities and equipment expense and $4 million in stock-based compensation expense primarily due to performance-based awards granted.

Amortization of Intangibles

We have purchased, and expect to continue purchasing, assets and/or businesses, which may include the purchase of intangible assets. Amortization of developed technology and acquired intellectual property rights is included in the cost of revenue — other and not in amortization of intangibles.

Amortization of intangibles for the three months ended March 31, 2013 decreased $3 million, or 27 percent, compared to the same period of 2012. The year-over-year decrease in amortization of intangibles from 2013 to 2012 was primarily driven by fully amortized assets acquired in prior years.

Restructuring Charges (Reversals), Net

Restructuring charges (reversals), net was comprised of the following (in thousands):

	Three Months Ended March 31, 2012
	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total
Employee severance pay and related costs	$2,991	$—	$—	$2,991
Non-cancelable lease, contract terminations, and other charges	2,726	—	—	2,726
Other non-cash charges, net	—	—	—	—

Restructuring charges, net	$5,717	$—	$—	$5,717

	Three Months Ended March 31, 2013
	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total
Employee severance pay and related costs	$(3)	$(10,265)	$(103)	$(10,371)
Non-cancelable lease, contract terminations, and other charges	2,811	65	(114)	2,762
Other non-cash charges, net	—	—	547	547

Restructuring charges (reversals), net	$2,808	$(10,200)	$330	$(7,062)

Restructuring Plans Prior to 2012. Prior to 2012, we implemented workforce reductions, a strategic realignment, and consolidation of certain real estate facilities and data centers to reduce our cost structure, align resources with our product strategy, and improve efficiency. During the three months ended March 31, 2012, we recorded net pre-tax cash charges of $6 million in severance, facility, and other related costs, the majority of which related to the Americas segment. During the three months ended March 31, 2013, we recorded net pre-tax cash charges of $3 million in severance, facility, and other related costs, the majority of which related to the Americas segment.

As of March 31, 2013, the aggregate outstanding restructuring liability related to the Restructuring Plans Prior to 2012 was $26 million, most of which relates to non-cancelable lease costs that we expect to pay over the terms of the related obligations, which extend to the second quarter of 2017.

Q2’12 Restructuring Plan. During the second quarter of 2012, we began implementing the Q2’12 Restructuring Plan to reduce our worldwide workforce by approximately 2,000 employees and to consolidate certain real estate and data center facilities. During the three months ended March 31, 2013, we recorded total pre-tax cash charges of $6 million in severance and facility related costs. The total pre-tax cash charges were offset by a credit of $16 million for severance-related costs due to changes to original estimates and redeployments and voluntary resignations of employees prior to their planned severance dates. Of the $10 million credit in restructuring charges, net, recorded in the three months ended March 31, 2013, $6 million related to the Americas segment and $4 million related to the EMEA segment.

As of March 31, 2013, the aggregate outstanding restructuring liability related to the Q2’12 Restructuring Plan was $15 million, most of which relates to severance-related costs that we expect to be substantially paid by the fourth quarter of 2013. The remaining liability relates to non-cancelable lease costs that we expect to pay over the terms of the related obligations, which extend to the fourth quarter of 2021.

Q4’12 Korea Business Closure. During the fourth quarter of 2012, we decided to close our Korea business to streamline our operations and focus our resources. During the three months ended March 31, 2013, we recorded net pre-tax charges of less than $1 million in severance, facility and contract termination costs related to the Asia Pacific segment.

As of March 31, 2013, the aggregate outstanding restructuring liability related to the Q4’12 Korea Business Closure was $1 million, most of which relates to contract termination costs that we expect to be substantially paid by the second quarter of 2013.

See Note 13 — “Restructuring Charges (Reversals), Net” in the Notes to our condensed consolidated financial statements for additional information.

Other Income, Net

Other income, net was as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2013
Interest, dividend and investment income	$5,696	$25,918
Other	(3,418)	(8,846)

Total other income, net	$2,278	$17,072

Interest, dividend and investment income increased primarily due to dividend income on the Alibaba Group Preference Shares.

Other decreased due to foreign exchange losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies offset slightly by foreign exchange gains from balance sheet hedges.

Income Taxes

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

The effective tax rate reported for the three months ended March 31, 2013 was 15 percent compared to 33 percent for the same period in 2012. The rates in both periods were lower than the U.S. federal statutory rate primarily due to the reductions of tax reserves that were recorded as tax audits were favorably settled. The reduction of tax reserves for the three months ended March 31, 2013 was related to various tax audits worldwide, settled and ongoing, and resulted in a net benefit of approximately $30 million.

The conclusion of the 2005 and 2006 IRS tax audit, discussed below, settled various international transfer pricing matters and had the effect of increasing the foreign tax credits available to offset the tax from the distribution of foreign earnings reported during the three months ended September 30, 2012. The increased foreign tax credits resulted in a tax benefit during the three months ended March 31, 2013 of approximately $12 million.

The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. This change resulted in a 2012 tax benefit of approximately $9 million, which was recognized during the three months ended March 31, 2013.

In connection with a review of our cash position and anticipated cash needs for investment in our core business, including potential acquisitions and capital expenditures, and stock repurchases, we made a one-time repatriation of cash from certain of our consolidated foreign subsidiaries in 2012. The remaining undistributed foreign earnings of approximately $2 billion principally related to Yahoo Japan, and future earnings, will continue to be indefinitely reinvested going forward.

During the three months ended March 31, 2013, we settled the income tax examination for the 2005 and 2006 returns with the IRS Appeals Division. That settlement resulted in a reduction of tax reserves. The income tax examination for the 2007 and 2008 returns is currently under protest with the IRS Appeals Division relating to certain proposed adjustments to our intercompany transfer pricing methodology. An initial meeting with the IRS Appeals Division is expected to be held in 2013 to address those matters. Our 2009 and 2010 returns are currently under IRS examination.

As of March 31, 2013, our 2005 through 2008 tax returns are also under various stages of audit by the California Franchise Tax Board. While the California Franchise Tax Board has not reached any conclusions on the 2007 and 2008 returns, we have protested the proposed California Franchise Tax Board’s adjustments to the 2005 and 2006 returns. We are also in various stages of examination and appeal in connection with our taxes in foreign jurisdictions, which generally span tax years 2005 through 2010.

Our gross amount of unrecognized tax benefits as of March 31, 2013 is $710 million, of which $627 million is recorded on our condensed consolidated balance sheets. The gross unrecognized tax benefits as of March 31, 2013 decreased by $18 million from the recorded balance as of December 31, 2012. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions related to multinational income tax issues are expected to be resolved in the foreseeable future. As a result, it is reasonably possible that our unrecognized tax benefits could be reduced by up to approximately $35 million in the next twelve months. We believe that we have adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We may have additional tax liabilities in China related to the sale to Alibaba Group of 523 million Shares of Alibaba Group that took place during the year ended December 31, 2012. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S.

During the year ended December 31, 2012, tax authorities from the Brazilian State of Sao Paulo assessed certain indirect taxes against our Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment totaling approximately $85 million is for calendar years 2008 and 2009. We currently believe the assessment is without merit. We do not believe that it is probable the assessment will be sustained upon appeal, and accordingly, we have not recorded an accrual for the assessment.

We currently expect our annual effective tax rate to be approximately 34 percent for 2013.

Earnings in Equity Interests

Earnings in equity interests for the three months ended March 31, 2013 was $218 million compared to $172 million for the same period in 2012. The increase for the three months ended March 31, 2013 was due primarily to improved financial performance for

Alibaba Group and Yahoo Japan. See Note 8 — “Investments in Equity Interests” in the Notes to our condensed consolidated financial statements for additional information. We record earnings in equity interests one quarter in arrears. We expect a significant decline in earnings in equity interests for the three months ended June 30, 2013 due to the effect of seasonality and a decline in the value of the Japanese yen.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our condensed consolidated financial statements.

Liquidity and Capital Resources

	December 31, 2012	March 31, 2013
	(Dollars in thousands)
Cash and cash equivalents	$2,667,778	$1,174,633
Short-term marketable debt securities	1,516,175	1,838,527
Long-term marketable debt securities	1,838,425	2,382,026

Total cash, cash equivalents, and marketable debt securities	$6,022,378	$5,395,186

Percentage of total assets	35%	33%

	Three Months Ended March 31,
Cash Flow Highlights	2012	2013
	(In thousands)
Net cash provided by operating activities	$297,453	$218,682
Net cash used in investing activities	$(83,432)	$(950,880)
Net cash used in financing activities	$(83,233)	$(746,254)

Our operating activities for the three months ended March 31, 2013 generated adequate cash to meet our operating needs.

As of March 31, 2013, we had cash, cash equivalents, and marketable debt securities totaling $5.4 billion compared to $6 billion at December 31, 2012. During the three months ended March 31, 2013, we repurchased 38 million shares of our outstanding common stock for $775 million.

Our foreign subsidiaries held $555 million of our total $5.4 billion of cash and cash equivalents and marketable debt securities as of March 31, 2013. Cumulative earnings in our consolidated foreign subsidiaries and the related potential tax effect of repatriation are not material to our condensed consolidated financial statements.

On October 19, 2012, we entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as Administrative Agent, and the other lenders party thereto from time to time. As of March 31, 2013, we were in compliance with the financial covenants in the credit facility and no amounts were outstanding. See Note 10 — “Credit Facility” in the Notes to our condensed consolidated financial statements for additional information regarding our Credit Agreement.

We monitor our exposure to European markets, and as of March 31, 2013 we do not have any material direct exposure to European sovereign debt securities. We invest a portion of excess operating cash in money market funds denominated in Euros and British pounds, and through some of these funds we may have immaterial indirect exposure to high-credit quality European sovereign debt securities.

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

We expect to continue to generate positive cash flows from operations for the second quarter of 2013. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable debt securities, together with any cash generated from operations and borrowings under the Credit Agreement, will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.

Cash Flow Changes

Net cash provided by operating activities. For the three months ended March 31, 2013, operating activities provided $219 million in cash. We generated adjusted EBITDA of $386 million and received dividends of $12 million, which were offset by working capital movements. Accrued expenses and other liabilities increased $123 million, accounts payable increased $71 million, and deferred revenue increased $25 million, offset by a decrease in accounts receivable of $58 million and a decrease in prepaid expenses and other current assets of $20 million. For the three months ended March 31, 2012, operating activities provided $297 million in cash, generated by adjusted EBITDA of $384 million offset by a net use of working capital. Accrued expenses and other liabilities increased $44 million, accounts payable increased $42 million, deferred revenue increased $19 million and prepaid expenses and other current assets increased $9 million, offset by a decrease in accounts receivable of $103 million.

Net cash used in investing activities. In the three months ended March 31, 2013, the $951 million used in investing activities was due to net purchases of marketable debt securities of $874 million, $70 million used for capital expenditures and $7 million used for acquisitions and other activities. In the three months ended March 31, 2012, the $83 million used in investing activities was due to $110 million used for capital expenditures and $9 million used for acquisitions and other activities, offset by net proceeds of $36 million received from sales and maturities of marketable debt securities.

Net cash used in financing activities. In the three months ended March 31, 2013, the $746 million used in financing activities was due to $775 million used for the repurchase of 38 million shares of common stock at an average price of $20.35 per share and $45 million used for tax withholding payments related to net share settlements of restricted stock units and other activities. This was partially offset by $61 million in cash proceeds received from employee stock option exercises and employee stock purchases made through our employee stock purchase plan, and an excess tax benefit from stock-based awards of $13 million. In the three months ended March 31, 2012, $83 million was used in financing activities due to $71 million used for the repurchase of 5 million shares of common stock at an average price of $15.47 per share and $32 million used for tax withholding payments related to net share settlements of restricted stock units. This was partially offset by $12 million in cash proceeds received from employee stock option exercises and employee stock purchases made through our employee stock purchase plan, and an excess tax benefit from stock-based awards of $8 million.

Capital Expenditures, Net

Capital expenditures have generally been comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, real estate, capitalized software and labor. Capital expenditures, net were $70 million for the three months ended March 31, 2013 compared to $110 million in the same period of 2012. We expect capital expenditures, net to increase in future quarters in 2013 from the amount recorded during the three months ended March 31, 2013, as we continue to invest in our datacenter footprint and traffic serving efficiency.

Contractual Obligations and Commitments

Leases. We have entered into various non-cancelable operating and capital lease agreements for office space and data centers globally for original lease periods up to 12 years, expiring between 2013 and 2022.

A summary of lease commitments as of March 31, 2013 is as follows (in millions):

	Gross Operating Lease Commitments	Capital Lease Commitment
Nine months ending December 31, 2013	$101	$6
Years ending December 31,
2014	107	8
2015	83	8
2016	46	8
2017	31	9
2018	17	9
Due after 5 years	21	5

Total gross lease commitments	$406	$53

Less: interest	—	(17)

Net lease commitments	$406	$36

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, we are obligated to make payments, which represent TAC, to our Affiliates. As of March 31, 2013, these commitments totaled $67 million, of which $60 million will be payable in the remainder of 2013, $5 million will be payable in 2014, $1 million will be payable in 2015, and $1 million will be payable in 2016.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $30 million through 2023.

Income Taxes. As of March 31, 2013, unrecognized tax benefits of $683 million, including interest and penalties, are recorded on our condensed consolidated balance sheets. As of March 31, 2013, the settlement period for our income tax liabilities cannot be determined.

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

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, as of March 31, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Investments in fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in a $7 million and $49 million decrease in the fair value of our available-for-sale debt securities as of March 31, 2012 and 2013, respectively.

Foreign Currency Exposure

Our foreign currency exposure continues to increase as we grow internationally. The objective of our foreign exchange risk management program is to identify material foreign currency exposures and identify methods to manage these exposures to minimize the potential effects of currency fluctuations on our reported condensed consolidated cash flows and results of operations. Counterparties to our derivative contracts are all major financial institutions.

We transact business in various foreign currencies and have significant international revenue, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates.

Net realized and unrealized foreign currency transaction losses were immaterial for the three months ended March 31, 2012 and were $8 million for the three months ended March 31, 2013. We categorize our foreign currency exposure as follows: 1) net investment, 2) balance sheet, and 3) translation.

Net Investment Exposure. In December 2012, we began hedging, on an after-tax basis, our net investment in Yahoo Japan with forward contracts to reduce the risk that our investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. At inception, the forward contracts had maturities ranging from 9 to 15 months. If the Japanese yen appreciates at maturity from the forward contract execution rates, the forward contracts will require us to pay a cash settlement, which may be material. If the Japanese yen depreciates at maturity from the forward contract execution rates, we will receive a cash settlement, which may be material. We have elected to apply net investment hedge accounting and expect the hedges to be effective, allowing changes in fair value of the derivative instrument to be recorded in accumulated other comprehensive income on our condensed consolidated balance sheet. The notional amounts of the foreign currency forward contracts were $3 billion and $3.2 billion as of December 31, 2012 and March 31, 2013, respectively. The fair value of the foreign currency forward contract assets were $3 million and $273 million as of December 31, 2012 and March 31, 2013, respectively, and were included in prepaid expenses and other current assets on our condensed consolidated balance sheets. A pre-tax gain of $3 million and $270 million were recorded for the year ended December 31, 2012 and the three months ended March 31, 2013, respectively, and were included in accumulated other comprehensive income on our condensed consolidated balance sheets.

Balance Sheet Exposure. We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities, including intercompany transactions that are denominated in foreign currencies. The balance sheet hedges are carried at fair value with changes in the fair value recorded in other income, net on our condensed consolidated statements of income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains or losses on the assets and liabilities being hedged. The notional amounts of the foreign currency forward contracts were $356 million and $233 million as of December 31, 2012 and as of March 31, 2013, respectively. The fair value of the foreign currency forward contract was a $5 million liability as of both December 31, 2012 and March 31, 2013, which was included in accrued expenses and other current liabilities on our condensed consolidated balance sheets. A loss of $1 million and a gain of $4 million was recorded for the three months ended March 31, 2012 and March 31, 2013, respectively, which was included in other income, net on our condensed consolidated statements of income. We received $4 million in cash from the settlement of some of the foreign currency forward contracts during the three months ended March 31, 2013.

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

A Value-at-Risk (“VaR”) sensitivity analysis was performed on all of our foreign currency derivative positions as of March 31, 2013 and December 31, 2012 to assess the potential impact of fluctuations in exchange rates. The VaR model uses a Monte Carlo simulation to generate thousands of random price paths assuming normal market conditions. The VaR is the maximum expected one day loss in fair value, for a given statistical confidence level, to our foreign currency derivative positions due to adverse movements in rates. The VaR model is used as a risk management tool and is not intended to represent either actual or forecasted losses. Based on the results of the model using a 99 percent confidence interval, we estimate the maximum one-day loss in fair value is $2 million on the notional value of our balance sheet hedges at March 31, 2013 compared to a $3 million loss at December 31, 2012. The maximum one-day loss in fair-value is $48 million on the notional value of our net investment hedges at March 31, 2013 compared to a $28 million loss at December 31, 2012.

Actual future gains and losses associated with our derivative positions may differ materially from the sensitivity analysis performed as of March 31, 2013 due to the inherent limitations associated with predicting the timing and amount of changes in foreign currency exchange rates and our actual exposures and positions. In addition, the VaR sensitivity analysis may not reflect the complex market reactions that may arise from the market shifts modeled within this VaR sensitivity analysis.

Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three months ended March 31, 2012, revenue ex-TAC for the Americas segment for the three months ended March 31, 2013 would have been higher than we reported by $1 million; revenue ex-TAC for the EMEA segment would have been lower than we reported by $1 million; and revenue ex-TAC for the Asia Pacific segment would have been higher than we reported by $4 million. Using the foreign currency exchange rates from the three months ended March 31, 2012, direct costs for the Americas segment for the three months ended March 31, 2013 would have been higher than we reported by $1 million; direct costs for the EMEA segment would have been approximately equivalent to what we reported; and direct costs for the Asia Pacific segment would have been lower than we reported by $1 million.

Investment Exposure

We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable debt securities and equity instruments of public and private companies.

Our cash and marketable debt securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of March 31, 2012 and 2013, net unrealized gains and losses on these investments were not material.

Alibaba Group Preference Shares Exposure. To estimate the fair value of the Alibaba Group Preference Shares, we performed benchmarking by comparing the terms and conditions of the Alibaba Group Preference Shares to dividend rates, subordination terms, and credit ratings of those of similar type instruments. The receipt of any credit rating of Alibaba Group, general business conditions, and market rates could materially affect the fair value of the Alibaba Group Preference Shares.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

For a description of our material legal proceedings, see the section captioned “Contingencies” included in Note 11 — “Commitments and Contingencies” in the Notes to our condensed consolidated financial statements, which is incorporated by reference herein.

Item 1A.	Risk Factors

We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 1, 2013 (“2012 Annual Report”), as set forth below. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in our 2012 Annual Report.

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

Several of our competitors offer an integrated variety of Internet products, advertising services, technologies, online services and content in a manner similar to Yahoo!. We compete against these and other companies to attract and retain users, advertisers, developers, and third-party Website publishers as participants in our Affiliate network, and to obtain agreements with third parties to promote or distribute our services. We also compete with social media and networking sites which are attracting a substantial and increasing share of users, users’ online time, and online advertising dollars. A key element of our strategy is focusing on mobile devices. A number of our competitors are also focused on devoting significant resources to the development of products and services for mobile devices and currently have mobile revenue significantly greater than ours. If we are unable to develop products for mobile devices that users find engaging and that help us grow our mobile revenue, our competitive position, our financial condition and operating results could be harmed.

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

For the three months ended March 31, 2013, 77 percent of our total revenue came from display and search advertising. Our ability to retain and grow display and search revenue depends upon:

•	maintaining and growing our user base and popularity as an Internet destination site;

•	maintaining the popularity of our existing products and introducing engaging new products;

•	maintaining and expanding our advertiser base on PCs and mobile devices;

•	broadening our relationships with advertisers to small—and medium-sized businesses;

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

Under the Search Agreement, Microsoft generally guarantees Yahoo!’s revenue per search (“RPS Guarantee”) on Yahoo! Properties for 18 months after the transition of paid search services to Microsoft’s platform in a particular market. The RPS Guarantee is calculated based on the difference in revenue per search between the pre-transition and post-transition periods and certain other factors. To date, there has been a gap in revenue per search between pre-transition and post-transition periods in most markets and Microsoft has been making payments under the RPS Guarantee to compensate for the difference. To the extent the RPS Guarantee payments we receive do not fully offset any shortfall relating to revenue per search in a particular transitioned market or the RPS Guarantee in that transitioned market expires before the gap in revenue per search in that market is closed, our search revenue and profitability would decline. In the fourth quarter of 2011, Microsoft agreed to extend the RPS Guarantee in the U.S. and Canada through March 2013. The RPS Guarantee in the U.S. and Canada expired on March 31, 2013. On April 30, 2013, Microsoft extended the RPS Guarantee in the U.S. for an additional 12 months commencing April 1, 2013. Notwithstanding any RPS Guarantee payments that we may receive, our competitors may continue to increase revenue, profitability, and market share at a higher rate than us.

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

We are regularly involved in claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, privacy, consumer protection, information security, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, stockholder derivative actions, purported class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. See Note 11—“Commitments and Contingencies” in the Notes to our condensed consolidated financial statements.

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

The Children’s Online Privacy Protection Act and rule, as amended in December 2012 (“COPPA”), impose restrictions on the ability of online services to collect some types of information from children under the age of 13. In addition, Providing Resources, Officers, and Technology to Eradicate Cyber Threats to Our Children Act of 2008 (“PROTECT”) requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. COPPA and PROTECT currently impose restrictions and requirements on our business, and other federal, state or international laws and legislative efforts designed to protect children on the Internet may impose additional requirements on us.

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

We use derivative instruments, such as foreign currency forward contracts, to partially offset certain exposures to fluctuations in foreign currency exchange rates. The use of such instruments may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign currency exchange rates. Any losses on these instruments that we experience may adversely impact our financial results, cash flows and financial condition. See Part I, Item 3—“Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report.

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

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate or have historically operated. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We earn a material amount of our operating income from outside the U.S., and any repatriation of funds in foreign jurisdictions to the U.S. may result in higher effective tax rates for us. As a U.S. multinational corporation, we are subject to changing tax laws both within and outside of the U.S. We cannot predict the form or timing of potential legislative changes, but any newly enacted tax law could have a material adverse impact on our tax expense and cash flow. We are subject to regular review and audit by both domestic and foreign tax authorities as well as subject to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination and settlement is made.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended March 31, 2013, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $18.99 to $23.59 per share and the closing sale price on April 30, 2013 was $24.73 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results or announcements of technological innovations, significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; general economic conditions; and the current and anticipated future operating performance and equity valuation of Alibaba Group and Yahoo Japan Corporation in which we have equity investments, including changes in equity valuation due to fluctuations in foreign currency exchange rates.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended March 31, 2013 was as follows:

Period	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s) (*)
January 1 — January 31, 2013	14,002,762	$19.41	14,002,762	$3,165,694
February 1 — February 28, 2013	18,791,272	$20.84	18,791,272	$2,774,025
March 1 — March 31, 2013	5,293,668	$21.08	5,293,668	$2,662,431

Total	38,087,702	$20.35	38,087,702

(*)

The share repurchases in the three months ended March 31, 2013 were made under our stock repurchase program announced in May 2012, which authorizes the repurchase of up to $5 billion of our outstanding shares of common stock from time to time. This program, according to its terms, will expire in June 2015 unless revoked earlier by the Board. Repurchases under this program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

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

YAHOO! INC.

Dated: May 6, 2013	By:	/s/ MARISSA A. MAYER
Marissa A. Mayer Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2013	By:	/s/ KEN GOLDMAN
Ken Goldman Chief Financial Officer (Principal Financial Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A within the Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between the Registrant and Equiserve Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2005 and incorporated herein by reference)).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A filed December 20, 2010 and incorporated herein by reference).

10.2(B)+*	Form of Stock Option Agreement, including Notice of Grant, under the Yahoo! Inc. 1995 Stock Plan.

10.2(C)+*	Form of Stock Option Agreement for Executives, including Notice of Grant, under the Yahoo! Inc. 1995 Stock Plan.

10.2(D)+*	Form of Restricted Stock Unit Award Agreement, including Notice of Grant, under the Yahoo! Inc. 1995 Stock Plan.

10.2(E)+	Form of Restricted Stock Unit Award Agreement for Executives, including Notice of Grant, under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 6, 2013 and incorporated herein by reference).

10.2(N)+	Form of Performance Restricted Stock Unit Award Agreement for Executives, including Notice of Grant, under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 6, 2013 and incorporated herein by reference).

10.2(O) +*	Form of Performance Restricted Stock Unit Award Agreement for Executives (2012 TSR version) under the Yahoo! Inc. 1995 Stock Plan.

10.11+	Yahoo! Inc. Executive Incentive Plan for 2013 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2013 and incorporated herein by reference).

10.12(B)+	Form of Severance Agreement (2013 version) (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 6, 2013 and incorporated herein by reference).

10.21(F)+	Form of Performance Restricted Stock Unit Award Agreement between the Registrant and Marissa A. Mayer, including Notice of Grant, under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 6, 2013 and incorporated herein by reference).

10.21(G)+	Form of Restricted Stock Unit Award Agreement between the Registrant and Marissa A. Mayer, including Notice of Grant Plan, under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 6, 2013 and incorporated herein by reference).

10.21(H)+	Form of Severance Agreement between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 6, 2013 and incorporated herein by reference).

10.23(E)+*	Form of Severance Agreement between the Registrant and Henrique de Castro.

10.25+*	Employment Offer Letter, dated November 17, 2008, between the Registrant and David Dibble.

10.26+*	Employment Offer Letter, dated January 5, 2011, between the Registrant and Miyuki Rosen.

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2013.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2013.

Exhibit Number	Description

32*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2013.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.