Form 10-Q
period 2013-06-30
YAHOO INC
filed 2013-08-08
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, $0.001 par value	1,020,321,185

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31, 2012	June 30, 2013
	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$2,667,778	$1,142,223
Short-term marketable securities	1,516,175	1,486,591
Accounts receivable, net	1,008,448	941,811
Prepaid expenses and other current assets	460,312	887,677

Total current assets	5,652,713	4,458,302
Long-term marketable securities	1,838,425	2,161,814
Alibaba Group Preference Shares	816,261	—
Property and equipment, net	1,685,845	1,579,822
Goodwill	3,826,749	4,582,588
Intangible assets, net	153,973	398,300
Other long-term assets	289,130	171,210
Investments in equity interests	2,840,157	2,874,387

Total assets	$17,103,253	$16,226,423

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$184,831	$120,028
Accrued expenses and other current liabilities	808,475	763,117
Deferred revenue	296,926	294,968

Total current liabilities	1,290,232	1,178,113
Long-term deferred revenue	407,560	333,229
Capital lease and other long-term liabilities	124,587	125,639
Deferred and other long-term tax liabilities, net	675,271	730,708

Total liabilities	2,497,650	2,367,689
Commitments and contingencies (Note 11)	—	—
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,189,816 shares issued and 1,115,233 shares outstanding as of December 31, 2012 and 1,203,061 shares issued and 1,065,046 shares outstanding as of June 30, 2013	1,187	1,198
Additional paid-in capital	9,563,348	9,770,201
Treasury stock at cost, 74,583 shares as of December 31, 2012 and 138,015 shares as of June 30, 2013	(1,368,043)	(2,795,869)
Retained earnings	5,792,459	6,513,894
Accumulated other comprehensive income	571,249	319,440

Total Yahoo! Inc. stockholders’ equity	14,560,200	13,808,864
Noncontrolling interests	45,403	49,870

Total equity	14,605,603	13,858,734

Total liabilities and equity	$17,103,253	$16,226,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited, in thousands except per share amounts)
Revenue	$1,217,794	$1,135,244	$2,439,027	$2,275,612
Operating expenses:
Cost of revenue — traffic acquisition costs	137,025	64,316	281,116	130,384
Cost of revenue — other	278,453	271,262	532,432	549,269
Sales and marketing	272,910	279,738	558,178	536,757
Product development	199,628	236,248	428,106	455,828
General and administrative	136,117	135,039	260,388	268,460
Amortization of intangibles	9,756	8,084	19,809	15,449
Restructuring charges (reversals), net	129,092	3,578	134,809	(3,484)

Total operating expenses	1,162,981	998,265	2,214,838	1,952,663

Income from operations	54,813	136,979	224,189	322,949
Other income, net	20,175	23,606	22,453	40,678

Income before income taxes and earnings in equity interests	74,988	160,585	246,642	363,627
Provision for income taxes	(26,523)	(50,267)	(82,942)	(80,003)
Earnings in equity interests	179,991	224,690	352,234	442,278

Net income	228,456	335,008	515,934	725,902
Net income attributable to noncontrolling interests	(1,825)	(3,858)	(2,960)	(4,467)

Net income attributable to Yahoo! Inc.	$226,631	$331,150	$512,974	$721,435

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.19	$0.31	$0.42	$0.66

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.18	$0.30	$0.42	$0.65

Shares used in per share calculation — basic	1,213,320	1,079,389	1,214,551	1,086,780

Shares used in per share calculation — diluted	1,221,719	1,094,694	1,224,102	1,101,395

Stock-based compensation expense by function:
Cost of revenue — other	$2,614	$3,029	$5,508	$6,607
Sales and marketing	$18,981	$23,775	$40,078	$39,820
Product development	$17,808	$20,537	$37,279	$28,800
General and administrative	$10,168	$20,795	$22,672	$37,514
Restructuring expense reversals	$(3,429)	$—	$(3,429)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited, in thousands)
Net income	$228,456	$335,008	$515,934	$725,902

Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $106 and $2,862 for the three months ended June 30, 2012 and 2013, respectively, and $206 and $3,017 for the six months ended June 30, 2012 and 2013, respectively	6,143	3,031	5,680	4,069
Reclassification adjustment for realized (gains) losses on available-for-sale securities included in net income, net of taxes of $(932) and $150 for the three months ended June 30, 2012 and 2013, respectively, and $(5,356) and $173 for the six months ended June 30, 2012 and 2013, respectively	1,630	(251)	9,358	(290)

Net change in unrealized gains (losses) on available-for-sale securities, net of tax	7,773	2,780	15,038	3,779

Foreign currency translation adjustments (“CTA”):
Foreign CTA gains (losses), net of tax	(231,371)	(243,854)	(221,137)	(525,359)
Net investment hedge CTA gains (losses), net of tax	—	101,023	—	269,737

Net foreign CTA gains (losses), net of tax	(231,371)	(142,831)	(221,137)	(255,622)

Cash flow hedges:
Unrealized gains on cash flow hedges, net of tax	—	11	—	11
Reclassification adjustment for cash flow hedges, net of tax	—	23	—	23

Net change in unrealized gains on cash flow hedges, net of tax	—	34	—	34

Other comprehensive income (loss)	(223,598)	(140,017)	(206,099)	(251,809)

Comprehensive income	4,858	194,991	309,835	474,093
Less: comprehensive income attributable to noncontrolling interests	(1,825)	(3,858)	(2,960)	(4,467)

Comprehensive income attributable to Yahoo! Inc.	$3,033	$191,133	$306,875	$469,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2012	June 30, 2013
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$515,934	$725,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	254,539	285,290
Amortization of intangible assets	60,209	37,477
Stock-based compensation expense, net	102,108	112,741
Non-cash restructuring charges	38,638	547
Dividend income related to Alibaba Group Preference Shares	—	(35,726)
Dividends received from equity investees	83,648	135,058
Tax benefits (detriments) from stock-based awards	(3,935)	9,725
Excess tax benefits from stock-based awards	(16,770)	(18,513)
Deferred income taxes	(18,474)	(27,997)
Earnings in equity interests	(352,234)	(442,278)
(Gain) loss from sales of investments, assets, and other, net	(18,962)	13,175
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(9,908)	58,510
Prepaid expenses and other	11,018	(99,568)
Accounts payable	(35,714)	(59,754)
Accrued expenses and other liabilities	(15,755)	(69,761)
Deferred revenue	(22,329)	(75,318)

Net cash provided by operating activities	572,013	549,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(215,922)	(151,657)
Purchases of marketable securities	(645,266)	(2,244,302)
Proceeds from sales of marketable securities	548,439	1,458,593
Proceeds from maturities of marketable securities	198,498	462,406
Proceeds related to the redemption of Alibaba Group Preference Shares	—	800,000
Proceeds from the sale of investments	26,132	—
Acquisitions, net of cash acquired	—	(1,024,157)
Purchases of intangible assets	(3,088)	(2,052)
Other investing activities, net	(9,421)	(3,139)

Net cash used in investing activities	(100,628)	(704,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	77,871	123,092
Repurchases of common stock	(526,007)	(1,427,825)
Excess tax benefits from stock-based awards	16,770	18,513
Tax withholdings related to net share settlements of restricted stock units	(38,494)	(51,137)
Other financing activities, net	(2,222)	(2,778)

Net cash used in financing activities	(472,082)	(1,340,135)

Effect of exchange rate changes on cash and cash equivalents	(22,424)	(30,622)
Net change in cash and cash equivalents	(23,121)	(1,525,555)
Cash and cash equivalents at beginning of period	1,562,390	2,667,778

Cash and cash equivalents at end of period	$1,539,269	$1,142,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!” or the “Company”), is focused on making the world’s daily habits inspiring and entertaining. By creating highly personalized experiences for its users, the Company keeps people connected to what matters most to them, across devices and around the world. The Company creates value for advertisers by connecting them with the audiences that build their businesses. Advertisers can build their businesses through advertising to targeted audiences on the Company’s online properties and services (“Yahoo! Properties”), or through a distribution network of third-party entities (“Affiliates”) who integrate the Company’s advertising offerings into their Websites or other offerings (those Websites and other offerings, “Affiliate sites”).

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

Note 2 INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2012
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$1,312,876	$985	$(45)	$1,313,816
Corporate debt securities, commercial paper, and bank certificates of deposit	2,039,809	1,597	(622)	2,040,784
Corporate equity securities	230	—	(33)	197
Alibaba Group Preference Shares	816,261	—	—	816,261

Total investments in available-for-sale securities	$4,169,176	$2,582	$(700)	$4,171,058

	June 30, 2013
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$815,125	$283	$(823)	$814,585
Corporate debt securities, commercial paper, and bank certificates of deposit	2,834,690	686	(6,692)	2,828,684
Corporate equity and other marketable securities	5,366	19	—	5,385

Total investments in available-for-sale securities	$3,655,181	$988	$(7,515)	$3,648,654

	December 31, 2012	June 30, 2013
Reported as:
Short-term marketable securities	$1,516,175	$1,486,591
Long-term marketable securities	1,838,425	2,161,814
Alibaba Group Preference Shares	816,261	—
Other assets	197	249

Total	$4,171,058	$3,648,654

Available-for-sale securities included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial as of December 31, 2012 and June 30, 2013 as the carrying value approximates fair value because of the short maturity of those instruments. Realized gains and losses from sales of marketable securities were not material for the three and six months ended June 30, 2012 and 2013.

The contractual maturities of available-for-sale marketable securities were as follows (in thousands):

	December 31, 2012	June 30, 2013
Due within one year	$1,516,175	$1,486,591
Due after one year through five years	1,838,425	2,161,814

Total available-for-sale marketable securities	$3,354,600	$3,648,405

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$165,025	$(45)	$—	$—	$165,025	$(45)
Corporate debt securities, commercial paper, and bank certificates of deposit	729,046	(622)	—	—	729,046	(622)
Corporate equity securities	197	(33)	—	—	197	(33)

Total investments in available-for-sale securities	$894,268	$(700)	$—	$—	$894,268	$(700)

	June 30, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$428,008	$(823)	$—	$—	$428,008	$(823)
Corporate debt securities, commercial paper, and bank certificates of deposit	1,944,015	(6,692)	—	—	1,944,015	(6,692)

Total investments in available-for-sale securities	$2,372,023	$(7,515)	$—	$—	$2,372,023	$(7,515)

The Company’s investment portfolio consists of liquid high-quality fixed income government, agency, and corporate debt securities, money market funds, and time deposits with financial institutions. Investments in fixed rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates or by a deterioration of the credit quality of the issuer. The longer the term of the securities, the more susceptible they are to changes in market rates. Investments are reviewed periodically to identify possible other-than-temporary impairment. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The Company’s investment in the Alibaba Group Preference Shares is presented as an asset carried at fair value on the Company’s condensed consolidated balance sheets as of December 31, 2012. As of December 31, 2012, the carrying value of the Alibaba Group Preference Shares approximated the fair value. As of December 31, 2012, the total fair value of the Alibaba Group Preferences Shares was $822 million, which included $6 million of accrued dividend income recorded within prepaid expenses and other current assets and $16 million of accrued dividend income recorded as part of the carrying value of the Alibaba Group Preference Shares. On May 16, 2013, Alibaba Group exercised its right to redeem the Alibaba Group Preference Shares for $846 million in cash. The cash received represented the redemption value, which included the stated value of $800 million plus accrued dividends of $46 million.

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

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of June 30, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total
Money market funds(1)	$461,628	$—	$—	$461,628
Available-for-sale securities:
Government and agency securities(1)	—	831,917	—	831,917
Commercial paper and bank certificates of deposit(1)	—	455,838	—	455,838
Corporate debt securities(1)	—	2,372,846	—	2,372,846
Time deposits	—	74,687	—	74,687
Corporate equity and other marketable securities(2)	249	5,137	—	5,386
Foreign currency derivative contracts(3)	—	438,692	—	438,692

Available-for-sale securities at fair value	$461,877	$4,179,117	$—	$4,640,994
Liabilities
Foreign currency derivative contracts(3)	—	(2,017)	—	(2,017)

Total assets and liabilities at fair value	$461,877	$4,177,100	$—	$4,638,977

(1)

The money market funds, government and agency securities, commercial paper and bank certificates of deposit, and corporate debt securities are classified as part of either cash and cash equivalents or investments in marketable securities in the condensed consolidated balance sheets.

(2)

The corporate equity securities are classified as part of the other long-term assets and other marketable securities are classified as investments in marketable securities in the condensed consolidated balance sheets.

(3)

Foreign currency derivative contracts are classified as part of either other current assets or other liabilities in the condensed consolidated balance sheets. The notional amounts of the foreign currency derivative contracts were $3.4 billion, including contracts designated as net investment hedges of $3 billion, as of December 31, 2012, and $4 billion, including contracts designated as net investment hedges of $3.5 billion, as of June 30, 2013.

The amount of cash and cash equivalents as of December 31, 2012 and June 30, 2013 included $597 million and $589 million, respectively, in cash deposits.

The fair values of the Company’s Level 1 financial assets and liabilities are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets and liabilities are obtained using quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices e.g. interest rates and yield curves. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of the investment portfolio. The Company classified its investment in the Alibaba Group Preference Shares within Level 3 because it was valued using significant unobservable inputs. To estimate the fair value as of December 31, 2012, the Company performed benchmarking by comparing the terms and conditions of the Alibaba Group Preference Shares to dividend rates, subordination terms, and credit ratings of those of similar type instruments. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Activity between Levels of the Fair Value Hierarchy. During the year ended December 31, 2012, the Company did not make any transfers between Level 1, Level 2, or Level 3 assets or liabilities. During the six months ended June 30, 2013, the Company did not make any transfers between Level 1 and Level 2 assets or liabilities.

Note 3 CONSOLIDATED FINANCIAL STATEMENT DETAILS

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31, 2012	June 30, 2013
Unrealized gains on available-for-sale securities, net of tax	$9,121	$12,900
Foreign currency translation, net of tax	562,128	306,540

Accumulated other comprehensive income	$571,249	$319,440

Noncontrolling Interests

Noncontrolling interests were as follows (in thousands):

	December 31, 2012	June 30, 2013
Beginning noncontrolling interests	$40,280	$45,403
Net income attributable to noncontrolling interests	5,123	4,467

Ending noncontrolling interests	$45,403	$49,870

Other Income, Net

Other income, net was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Interest, dividend, and investment income	$3,584	$21,934	$9,280	$47,852
Other	16,591	1,672	13,173	(7,174)

Total other income, net	$20,175	$23,606	$22,453	$40,678

Interest, dividend and investment income consists of income earned from cash in bank accounts, investments made in marketable securities and money market funds, and dividend income on the Alibaba Group Preference Shares.

Other consists of gains and losses from sales or impairments of marketable securities and/or investments in privately-held companies, foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, foreign exchange gains and losses on balance sheet hedges, and other non-operating items.

Reclassifications Out of Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2013 were as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Realized losses on cash flow hedges, net of tax	$23	Revenue
Realized gains on available-for-sale securities, net of tax	(251)	Other income, net

Total reclassifications for the period	$(228)

Reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2013 were as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Realized losses on cash flow hedges, net of tax	$23	Revenue
Realized gains on available-for-sale securities, net of tax	(290)	Other income, net

Total reclassifications for the period	$(267)

Note 4 ACQUISITIONS

Transactions completed in 2013

Tumblr. On June 19, 2013, the Company completed the acquisition of Tumblr, Inc. (“Tumblr”), a blog-hosting website that allows users to post their own content as well as follow or re-blog posts made by other users. The acquisition of Tumblr is expected to bring a significant community of users to the Yahoo! network.

The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired from Tumblr and, as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding vested options) in Tumblr. Tumblr stockholders and vested optionholders were paid in cash, outstanding Tumblr unvested options and restricted stock units were assumed and converted into equivalent awards covering Yahoo! common stock and a portion of the Tumblr shares held by its founder were exchanged for Yahoo! common stock.

The total purchase price of approximately $990 million consisted mainly of cash consideration. The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash and marketable securities acquired	$16,587
Other tangible assets acquired	73,978
Amortizable intangible assets:
Developed technology	23,700
Customer contracts and related relationships	182,400
Trade name	56,500
Goodwill	750,893

Total assets acquired	1,104,058
Liabilities assumed	(113,847)

Total	$990,211

In connection with the acquisition, the Company is recognizing stock-based compensation expense of $70 million over a period of up to 4 years. This amount is comprised of the assumed unvested stock options and restricted stock units, valued at $29 million, and the Yahoo! common stock, valued at $41 million, issued to Tumblr’s founder but subject to holdback and release over four years provided he remains an employee of the Company. In addition, the transaction resulted in contingent cash consideration of $40 million to be paid to Tumblr’s founder over 4 years provided that Tumblr’s founder remains an employee of the Company. Such cash payments will be recognized as compensation expense over the 4-year service period.

The amortizable intangible assets have useful lives not exceeding 6 years and a weighted average useful life of 6 years. No amounts have been allocated to in-process research and development and $751 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. This acquisition is expected to bring a significant community of users to the Yahoo! network by deploying Yahoo!’s personalization technology and search infrastructure to deliver relevant content to the Tumblr user base. Operating results from the date of acquisition were not significant to the Company’s consolidated results of operations.

Other Acquisitions — Business Combinations. During the six months ended June 30, 2013, the Company acquired nine other companies, which were accounted for as business combinations. The total aggregate purchase price for these other acquisitions was $54 million. The total cash consideration of $54 million less cash acquired of $1 million resulted in a net cash outlay of $53 million. The preliminary allocation of the purchase price of the assets and liabilities assumed based on their relative fair values was $42 million allocated to goodwill, $18 million to amortizable intangible assets, $1 million to cash acquired, and $7 million to assumed liabilities.

The Company’s business combinations completed during the six months ended June 30, 2013 did not have a material impact on the Company’s condensed consolidated financial statements, and therefore pro forma disclosures have not been presented.

Transactions completed in 2012

The Company did not make any acquisitions during the six months ended June 30, 2012.

Note 5 GOODWILL

The Company’s goodwill balance was $3.8 billion as of December 31, 2012, of which $2.9 billion was recorded in the Americas segment, $0.6 billion in the EMEA (Europe, Middle East and Africa) segment, and $0.3 billion in the Asia Pacific segment. As of June 30, 2013, the Company’s goodwill balance was $4.6 billion, of which $2.9 billion was recorded in the Americas segment, $0.6 billion in the EMEA segment, $0.3 billion in the Asia Pacific segment and $0.8 billion is related to Tumblr. The increase in the carrying amount of goodwill of $756 million reflected on the Company’s condensed consolidated balance sheets during the six months ended June 30, 2013 was primarily due to additions to goodwill of $793 million related to acquisitions made during the six months ended June 30, 2013 offset by net foreign currency translation losses of $37 million. The goodwill recorded in connection with the Tumblr acquisition is not yet allocated to a reporting segment as the Company is currently evaluating how it will report this acquisition for segment reporting purposes.

Note 6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2012	June 30, 2013
	Net	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer, affiliate, and advertiser related relationships	$62,393	$314,112	$(84,035)	$230,077
Developed technology and patents	71,634	216,961	(123,398)	93,563
Trade names, trademarks, and domain names	19,946	106,882	(32,222)	74,660

Total intangible assets, net	$153,973	$637,955	$(239,655)	$398,300

(*)

Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities increased total intangible assets by approximately $18 million as of June 30, 2013.

For the three months ended June 30, 2012 and 2013, the Company recognized amortization expense for intangible assets of $29 million and $19 million, respectively, including $19 million and $11 million in cost of revenue—other for the three months ended June 30, 2012 and 2013, respectively. For the six months ended June 30, 2012 and 2013, the Company recognized amortization expense for intangible assets of $60 million and $37 million, respectively, including $40 million and $22 million in cost of revenue—other for the six months ended June 30, 2012 and 2013, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2013 and each of the succeeding years is as follows: six months ending December 31, 2013: $54 million; 2014: $90 million; 2015: $69 million; 2016: $45 million; and thereafter $125 million.

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

Potentially dilutive securities representing approximately 47 million and 48 million shares of common stock for the three and six months ended June 30, 2012, respectively, and 10 million and 17 million shares of common stock for the three and six months ended June 30, 2013, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Basic:
Numerator:
Net income attributable to Yahoo! Inc.	$226,631	$331,150	$512,974	$721,435
Less: Net income allocated to participating securities	(3)	(7)	(12)	(18)

Net income attributable to Yahoo! Inc. common stockholders — basic	$226,628	$331,143	$512,962	$721,417

Denominator:
Weighted average common shares	1,213,320	1,079,389	1,214,551	1,086,780

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.19	$0.31	$0.42	$0.66

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$226,631	$331,150	$512,974	$721,435
Less: Net income allocated to participating securities	(3)	(7)	(12)	(18)
Less: Effect of dilutive securities issued by equity investees	(1,246)	(3,619)	(2,512)	(5,738)

Net income attributable to Yahoo! Inc. common stockholders — diluted	$225,382	$327,524	$510,450	$715,679

Denominator:
Denominator for basic calculation	1,213,320	1,079,389	1,214,551	1,086,780
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock units	6,756	12,140	7,871	11,784
Stock options and employee stock purchase plan	1,643	3,165	1,680	2,831

Denominator for diluted calculation	1,221,719	1,094,694	1,224,102	1,101,395

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.18	$0.30	$0.42	$0.65

Note 8 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31, 2012	Percent Ownership	June 30, 2013	Percent Ownership
Alibaba Group	$276,389	24%	$617,021	24%
Yahoo Japan	2,555,717	35%	2,254,097	35%
Other	8,051	24%	3,269	24%

Total	$2,840,157		$2,874,387

Equity Investment in Alibaba Group. The investment in Alibaba Group is being accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets, and goodwill, is classified as part of the investments in equity interests balance on the Company’s condensed consolidated balance sheets.

The Company’s accounting policy is to record its share of the results of Alibaba Group, and any related amortization expense and related tax impact, one quarter in arrears within earnings in equity interests in the condensed consolidated statements of income. As of June 30, 2013, Alibaba Group’s common shareholders’ equity is a net deficit as a result of the repurchase of its ordinary shares from the Company at fair value, which was significantly in excess of the book value per share. The Company’s remaining investment balance represents excess cost largely attributable to goodwill.

Initial Repurchase by Alibaba Group. On September 18, 2012 (the “Repurchase Closing Date”), Alibaba Group repurchased 523 million of the 1,047 million ordinary shares of Alibaba Group (the “Shares”) owned by the Company (the “Initial Repurchase”). The Initial Repurchase was made pursuant to the terms of the Share Repurchase and Preference Share Sale Agreement entered into by

Yahoo! Inc., Alibaba Group and Yahoo! Hong Kong Holdings Limited, a Hong Kong corporation and wholly-owned subsidiary of Yahoo! Inc. (“YHK”) on May 20, 2012 (as amended on September 11, 2012, the “Repurchase Agreement”). Yahoo! received $13.54 per Share, or approximately $7.1 billion in total consideration, for 523 million Shares sold to Alibaba Group. Approximately $6.3 billion of the consideration was received in cash and $800 million was received in Alibaba Group Preference Shares, which Alibaba Group redeemed on May 16, 2013. The Initial Repurchase resulted in a pre-tax gain of approximately $4.6 billion for the year ended December 31, 2012. Yahoo! will continue to account for its remaining approximately 24 percent ownership interest in Alibaba Group under the equity method.

The Alibaba Group Preference Shares yielded semi-annual dividends at a rate per annum of up to 10 percent, with at least 3 percent payable in cash and the remainder accruing and increasing the liquidation preference. The Alibaba Group Preference Shares were callable by Alibaba Group at the redemption value (including accrued dividends). On May 16, 2013, the Company received $846 million in cash from Alibaba Group to redeem the Alibaba Group Preference Shares. The cash received represented the redemption value, which included the stated value of $800 million plus accrued dividends of $46 million.

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

On the Repurchase Closing Date, the Company and Alibaba Group entered into an amendment of their existing Technology and Intellectual Property License Agreement (the “TIPLA”) pursuant to which Alibaba Group made an initial payment to the Company of $550 million in satisfaction of certain future royalty payments under the existing TIPLA. The Company will recognize this revenue over the remaining four-year term of the TIPLA. For the three and six months ended June 30, 2013, the Company recognized approximately $34 million and $69 million, respectively, in revenue related to the initial payment. Alibaba Group will continue making royalty payments until the earlier of the fourth anniversary of the effective date of the amendment and a Qualified IPO. The Company recognized revenue relating to the continuing royalty payments under the TIPLA of approximately $14 million and $21 million for the three months ended June 30, 2012 and 2013, respectively, and approximately $32 million and $56 million for the six months ended June 30, 2012 and 2013, respectively.

The following table presents Alibaba Group’s U.S. GAAP financial information, as derived from the Alibaba Group financial statements (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013
Operating data:
Revenue	$805,900	$1,381,644	$1,828,707	$3,222,093
Gross profit	$530,537	$1,018,056	$1,227,376	$2,365,932
Income from operations	$213,262	$708,897	$489,921	$1,461,482
Net income	$235,208	$679,537	$488,773	$1,329,514
Net income attributable to Alibaba Group	$220,483	$668,676	$457,395	$1,310,849

	September 30, 2012	March 31, 2013
Balance sheet data(*):
Current assets	$4,062,823	$6,859,961
Long-term assets	$3,204,144	$3,315,066
Current liabilities	$2,624,656	$3,809,376
Long-term liabilities	$4,705,347	$4,603,806
Convertible preferred shares	$1,317,526	$1,680,376
Noncontrolling interests	$65,907	$85,449

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

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $10 billion as of June 30, 2013.

During the three and six months ended June 30, 2012 and 2013, the Company received cash dividends from Yahoo Japan in the amount of $84 million and $77 million, net of withholding taxes, respectively, which were recorded as reductions to the Company’s investment in Yahoo Japan.

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

	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013
	(in thousands)
Operating data:
Revenue	$1,069,974	$1,121,453	$2,139,301	$2,278,643
Gross profit	$919,132	$934,003	$1,816,840	$1,915,065
Income from operations	$585,443	$551,488	$1,127,941	$1,165,980
Net income	$348,093	$348,297	$650,697	$691,711
Net income attributable to Yahoo Japan	$346,899	$346,163	$648,092	$686,713

	September 30, 2012	March 31, 2013
	(In thousands)
Balance sheet data:
Current assets	$5,752,826	$6,116,952
Long-term assets	$1,837,829	$1,709,526
Current liabilities	$1,167,772	$2,034,305
Long-term liabilities	$49,461	$42,217
Noncontrolling interests	$31,034	$76,654

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $66 million and $63 million for the three months ended June 30, 2012 and 2013, respectively, and approximately $136 million and $134 million for the six months ended June 30, 2012 and 2013, respectively. As of December 31, 2012 and June 30, 2013, the Company had net receivable balances from Yahoo Japan of approximately $43 million and $51 million, respectively.

Note 9 DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, primarily forward contracts, to mitigate risk associated with adverse movements in foreign currency exchange rates.

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and liabilities at their gross fair values on the condensed consolidated balance sheets.

Net Investment Hedges. In December 2012, the Company started hedging, on an after-tax basis, its net investment in Yahoo Japan with forward contracts to reduce the risk that its investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. At inception, the forward contracts had maturities ranging from 9 to 15 months. The Company applies hedge accounting on its forward contracts for the net investment hedge of Yahoo Japan. The after-tax net investment hedge was less than the Yahoo Japan investment balance as of both December 31, 2012 and June 30, 2013. As such, the net investment hedge was considered to be effective, and, as a result, the changes in the fair value were recorded within accumulated other comprehensive income on the Company’s condensed consolidated balance sheets. The Company recognizes net investment derivative instruments as either an asset or a liability on the Company’s condensed consolidated balance sheets at fair value. The notional amounts of the foreign currency forward contracts were $3 billion and $3.5 billion as of December 31, 2012 and June 30, 2013, respectively. The fair value of the foreign currency forward contract assets was $3 million as of December 31, 2012, and was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. The fair value of the foreign currency forward contracts were a $436 million asset and a $1 million liability as of June 30, 2013, and were included in prepaid expenses and other current assets and capital lease and other long term liabilities, respectively, on the Company’s condensed consolidated balance sheets. Pre-tax net gains of $3 million and $435 million due to changes in the Japanese yen exchange rates were recorded as of December 31, 2012 and June 30, 2013, respectively, and were included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

Cash Flow Hedges. In May 2013, the Company began hedging a portion of its forecasted revenue from Yahoo Japan with forward contracts to reduce the risk that its expected future cash flows from Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. The Company entered into foreign currency forward contracts designated as cash flow hedges of varying maturities through January 31, 2014. For derivatives designated as cash flow hedges, the effective portion of the unrealized gains or losses on these forward contracts is recorded in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets and reclassified into revenue on the condensed consolidated statements of income when the underlying hedged revenue is recognized. If the cash flow hedges were to become ineffective, the ineffective portion would be immediately recorded in other income, net on the Company’s condensed consolidated statements of income. The cash flow hedges were considered to be effective as of June 30, 2013. The notional amounts of the foreign currency forward contracts were $137 million as of June 30, 2013. The fair value of the foreign currency forward contract net asset was less than $1 million as of June 30, 2013, which was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. A pre-tax gain of less than $1 million was recorded as of June 30, 2013, which was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets. For the three and six months ended June 30, 2013, the Company also recorded a loss of less than $1 million, net of tax, for cash flow hedges that settled, which was included in revenue on the condensed consolidated statements of income. The Company did not enter into any derivative financial instruments of this nature as of June 30, 2012. The Company expects all of the forward contracts designated as cash flow hedges to be reclassified to revenue within fiscal year 2013, as it expects to recognize the hedged anticipated revenue related to these contracts by December 31, 2013.

Balance Sheet Hedges. The Company recognizes balance sheet derivative instruments as either assets or liabilities on the Company’s condensed consolidated balance sheets at fair value. Changes in the fair value of these derivatives are recorded in other income, net on the Company’s condensed consolidated statements of income. The notional amounts of the foreign currency forward contracts were $356 million and $316 million as of December 31, 2012 and June 30, 2013, respectively. As of December 31, 2012, the fair value of the foreign currency forward contracts was a $5 million liability and was included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheet. As of June 30, 2013, the fair value of the foreign currency forward contracts was a $1 million net asset and was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. A loss of $5 million and a loss of less than $1 million were recorded for the three months ended June 30, 2012 and 2013, respectively, and were included in other income, net on the Company’s condensed consolidated statements of income. A loss of $6 million and a gain of $4 million were recorded for the six months ended June 30, 2012 and 2013, respectively, and were included in other income, net on the Company’s condensed consolidated statements of income. The Company paid $2 million in cash for the settlement of some of the foreign currency forward contracts during the six months ended June 30, 2013.

Foreign currency forward contracts activity for the six months ended June 30, 2013 was as follows (in millions):

	Beginning fair value	Settlement	Gain (loss) recorded in other income, net	Gain (loss) recorded in other comprehensive income		Gain (loss) recorded in revenue		Ending fair value
Net investment hedges	$3	$—	$—	$432	(1)	$—		$435
Cash flow hedges	—	—	—	—	(2)	—	(3)	—
Balance sheet hedges	(5)	2	4	—		—		1

(1)

This amount does not reflect the tax impact of $162 million recorded during the six months ended June 30, 2013. The $273 million after tax impact of the gain recorded under other comprehensive income was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

(2)

This amount does not reflect the tax impact of less than $1 million recorded during the six months ended June 30, 2013. The less than $1 million after tax impact of the gain was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

(3)

For the three and six months ended June 30, 2013, the Company also recorded a loss of less than $1 million, net of tax, for cash flow hedges that settled, which was included in revenue on the condensed consolidated statements of income.

Note 10 CREDIT FACILITY

On October 19, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as Administrative Agent, and the other lenders party thereto from time to time. The Credit Agreement provides for a $750 million unsecured revolving credit facility for a term of 364 days, maturing October 18, 2013, and subject to an extension for additional 364-day periods in accordance with the terms and conditions of the Credit Agreement. The Company may elect to increase the revolving credit facility by up to $250 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds from borrowings under the Credit Agreement, if any, are expected to be used for general corporate purposes. Borrowings under the Credit Agreement will bear interest at a rate equal to, at the Company’s option, either (a) a customary London interbank offered rate (a “Eurodollar Rate”), or (b) a customary base rate (a “Base Rate”), in each case plus an applicable margin. The applicable margin for borrowings under the Credit Agreement will be based upon the leverage ratio of the Company and range from 1.25 percent to 1.50 percent with respect to Eurodollar Rate borrowings and 0.25 percent to 0.50 percent with respect to Base Rate borrowings.

As of June 30, 2013, the Company was in compliance with the financial covenants in the credit facility and no amounts were outstanding.

Note 11 COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases office space and data centers under operating and capital lease agreements with original lease periods of up to 12 years which expire between 2013 and 2025.

In May 2013, the Company entered into a 12 year operating lease agreement for four floors of the former New York Times building in New York City with a total expected minimum lease commitment of $125 million. The Company has the option to renew the lease for an additional five years. The lease requires monthly payments of approximately $1 million starting in July 2015 through June 2025.

A summary of gross and net lease commitments as of June 30, 2013 was as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Six months ending December 31, 2013	$71	$(6)	$65
Years ending December 31,
2014	117	(11)	106
2015	97	(7)	90
2016	68	(1)	67
2017	49	—	49
2018	32	—	32
Due after 5 years	108	—	108

Total gross and net lease commitments	$542	$(25)	$517

Capital Lease Commitment
Six months ending December 31, 2013	$8
Years ending December 31,
2014	15
2015	12
2016	9
2017	9
2018	9
Due after 5 years	4

Gross lease commitment	$66

Less: interest	(17)

Net lease commitment included in capital lease and other long-term liabilities	$49

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent traffic acquisition costs (“TAC”), to its Affiliates. As of June 30, 2013, these commitments totaled $50 million, of which $42 million will be payable in the remainder of 2013, $6 million will be payable in 2014, $1 million will be payable in 2015, and $1 million will be payable in 2016.

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

As of June 30, 2013, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

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

Stockholder and Securities Matters. On June 14, 2007, a stockholder derivative action was filed in the United States District Court for the Central District of California by Jill Watkins against members of the board of directors (“Board”) and selected officers. The complaint filed by the plaintiff alleged breaches of fiduciary duties and corporate waste, similar to the allegations in a former class action relating to stock price declines during the period April 2004 to July 2006, and alleged violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On July 16, 2009, the plaintiff Watkins voluntarily dismissed the action against all defendants without prejudice. On July 17, 2009, plaintiff Miguel Leyte-Vidal, who had substituted in as plaintiff prior to the dismissal of the federal Watkins action, re-filed a stockholder derivative action in Santa Clara County Superior Court against members of the Board and selected officers. The Santa Clara County Superior Court derivative action purports to assert causes of action on behalf of the Company for violation of specified provisions of the California Corporations Code, for breaches of fiduciary duty regarding financial accounting and insider selling and for unjust enrichment. On September 19, 2011, the Court sustained Yahoo!’s demurrer to plaintiff’s third amended complaint without leave to amend. Plaintiff has appealed.

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

On July 30, 2013, a stockholder derivative action captioned Zucker v. Loeb, et al. was filed in the Supreme Court of New York for the County of New York against current and former members of the Board, Third Point LLC, and entities related to Third Point LLC. The complaint filed by the plaintiff asserts claims for alleged breach of fiduciary duty, waste, and unjust enrichment in connection with the Company’s repurchase of 40 million shares of Company stock beneficially owned by Third Point LLC. The complaint seeks a judgment declaring that the defendants breached their fiduciary duties, an award of restitution, and corporate governance changes.

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

On November 28, 2012, the 49th Civil Court of Mexico entered a non-final judgment against the Company and Yahoo! Mexico in the amount of USD $2.75 billion and a non-final judgment in favor of Yahoo! Mexico on its counterclaim against WWD in the amount of $2.6 million. The judgment against the Company and Yahoo! Mexico purported to leave open for determination in future proceedings certain other alleged damages that were not quantified in the judgment. The judgment was issued by a law clerk to the trial court judge who presided over the entire case during the trial court proceedings but stepped down from his position shortly before the judgment was entered.

On December 12, 2012 and December 13, 2012, respectively, Yahoo! Mexico and the Company appealed the judgment to a three-magistrate panel of the Superior Court of Justice for the Federal District (the “Superior Court”). On May 15, 2013, the Superior Court reversed the judgment, overturned all monetary awards against the Company and reduced the monetary award against Yahoo! Mexico to $172,500. The Superior Court affirmed the award of $2.6 million in favor of Yahoo! Mexico on its counterclaim.

Plaintiffs have appealed the Superior Court’s decision to the Mexican Federal Civil Collegiate Court for the First Circuit (“Civil Collegiate Court”). The Company has appealed the Superior Court’s decision not to award it statutory costs in the underlying proceeding. Yahoo! Mexico has appealed the Superior Court’s award of $172,500, the Superior Court’s decision not to award it additional moneys beyond the $2.6 million award on its counterclaims, and the Superior Court’s decision not to award it statutory costs. These appeals are all pending before the Civil Collegiate Court, where review is limited to whether the Superior Court’s decision is unconstitutional, unlawful, or both.

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

The Company has not recorded an accrual for the judgment, which was reversed, as explained above. The Company cannot assure the ultimate outcome of the pending or further appeals.

The Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters described above. The Company has also determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to the Company’s legal proceedings, including the matters described above other than the Mexico matter, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of December 31, 2012 and June 30, 2013 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo!, its subsidiaries, directors, or officers in these matters, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against these claims.

Note 12 STOCKHOLDERS’ EQUITY AND EMPLOYEE BENEFITS

Employee Stock Purchase Plan. As of June 30, 2013, there was $9 million of unamortized stock-based compensation expense related to the Company’s Employee Stock Purchase Plan, which will be recognized over a weighted average period of 0.8 years.

Stock Options. The Company’s 1995 Stock Plan, the Directors’ Plan, and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans for the six months ended June 30, 2013 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2012	38,092	$21.42
Options granted	30	$24.44
Options assumed	1,035	$7.73
Options exercised(*)	(5,073)	$15.79
Options expired	(2,647)	$30.41
Options cancelled/forfeited	(550)	$15.15

Outstanding at June 30, 2013	30,887	$21.24

(*)	The Company issued new shares to satisfy stock option exercises.

As of June 30, 2013, there was $35 million of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.5 years.

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options		Purchase Plan (1)
	Three Months Ended		Three Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate(2)	0.8%	0.5%	1.1%	0.1%
Expected volatility	32.3%	31.5%	34.0%	29.4%
Expected life (in years)(2)	4.00	3.25	1.36	0.24

	Stock Options		Purchase Plan (1)
	Six Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate(2)	0.7%	0.5%	1.2%	0.1%
Expected volatility	32.3%	31.2%	34.1%	29.4%
Expected life (in years)(2)	4.04	3.63	1.25	0.24

(1)

Assumptions for the Employee Stock Purchase Plan relate to the annual average of the enrollment periods. During the year ended December 31, 2012, enrollment was permitted in May and November of each year. Beginning in 2013, enrollment is permitted in February, May, August, and November of each year.

(2)	Beginning in November 2012, the Employee Stock Purchase Plan was modified to consist of three-month offering periods.

Restricted stock unit activity for the six months ended June 30, 2013 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share
Awarded and unvested at December 31, 2012(*)	33,801	$17.63
Granted(*)	20,320	$21.71
Assumed	2,364	$26.24
Vested	(6,480)	$15.32
Forfeited	(3,776)	$16.69

Awarded and unvested at June 30, 2013(*)	46,229	$20.26

(*)	Includes the maximum number of shares issuable under the Company’s performance-based executive incentive restricted stock unit awards.

As of June 30, 2013, there was $469 million of unamortized stock-based compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.8 years.

During the six months ended June 30, 2012 and 2013, 7.2 million shares and 6.5 million shares, respectively, that were subject to previously granted restricted stock units vested. These vested restricted stock units were net share settled. During the six months ended June 30, 2012 and 2013, the Company withheld 2.5 million shares and 2.4 million shares, respectively, based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $38 million and $51 million, respectively, for the six months ended June 30, 2012 and 2013 and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Performance-Based Executive Incentive Equity Awards. The financial performance stock options awarded by the Company in November 2012 include multiple performance periods. In January 2013, the Compensation Committee established performance goals under these stock options for the first performance period (the six months ended June 30, 2013) and the second performance period (the full year ending December 31, 2013). These options are held by Ms. Mayer, Mr. de Castro and Mr. Goldman (the first performance period for Mr. Goldman is the full year ending December 31, 2013). The number of stock options that ultimately vest for each performance period will range from 0 percent to 100 percent of the target amount for such period stated in each executive’s award agreement based on the Company’s performance. The financial performance metrics (and their weightings) under the performance options are revenue ex-TAC (50 percent), operating income (30 percent) and free cash flow (20 percent). The financial performance goals for each metric are established at the beginning of each performance period and, accordingly, the portion (or “tranche”) of the award subject to each goal is treated as a separate grant for accounting purposes. The grant date fair values of the first and second tranches of the November 2012 financial performance stock options were $12 million and $14 million, respectively, and are being recognized over six and twelve month service periods, respectively. The Company began recording stock-based compensation expense for these tranches in January 2013, when the financial performance goals were established and approved.

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

Stock Repurchases. In May 2012, the Board authorized a stock repurchase program allowing the Company to repurchase up to $5 billion of its outstanding shares of common stock from time to time. The May 2012 repurchase program, according to its terms, will expire in June 2015 unless revoked earlier by the Board. The aggregate amount available under the May 2012 repurchase program was approximately $2 billion at June 30, 2013. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the six months ended June 30, 2013, the Company repurchased approximately 63 million shares of its common stock under this stock repurchase program at an average price of $22.51 per share for a total of $1.4 billion.

See Note 17 – “Subsequent Events” for information regarding stock repurchases that occurred after June 30, 2013.

Note 13 RESTRUCTURING CHARGES (REVERSALS), NET

Restructuring charges (reversals), net was comprised of the following (in thousands):

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total
Employee severance pay and related costs	$670	$91,066	$—	$91,736	$3,661	$91,066	$—	$94,727
Non-cancelable lease, contract terminations, and other charges	1,530	617	—	2,147	4,256	617	—	4,873
Other non-cash charges, net	—	38,638	—	38,638	—	38,638	—	38,638

Sub-total before reversal of stock-based compensation expense	2,200	130,321	—	132,521	7,917	130,321	—	138,238
Reversal of stock-based compensation expense for forfeitures	—	(3,429)	—	(3,429)	—	(3,429)	—	(3,429)

Restructuring charges, net	$2,200	$126,892	$—	$129,092	$7,917	$126,892	$—	$134,809

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total
Employee severance pay and related costs	$(436)	$(2,712)	$—	$(3,148)	$(439)	$(12,977)	$(103)	$(13,519)
Non-cancelable lease, contract terminations, and other charges	6,624	33	69	6,726	9,435	98	(36)	9,497
Other non-cash charges, net	—	—	—	—	—	—	538	538

Restructuring charges (reversals), net	$6,188	$(2,679)	$69	$3,578	$8,996	$(12,879)	$399	$(3,484)

Although the Company does not allocate restructuring charges to its segments, the amounts of the restructuring charges relating to each segment are presented below.

Restructuring Plans Prior to 2012. Prior to 2012, the Company implemented workforce reductions, a strategic realignment, and consolidation of certain real estate facilities and data centers to reduce its cost structure, align resources with its product strategy, and improve efficiency. During the three and six months ended June 30, 2012, the Company incurred total pre-tax cash charges of $2 million and $8 million, respectively, in severance, facility, and other related costs under these restructuring plans, the majority of which related to the Americas segment. During the three and six months ended June 30, 2013, the Company incurred total pre-tax cash charges of $6 million and $9 million, respectively, in severance, facility, and other related costs under these restructuring plans. Of the $6 million recorded for the three months ended June 30, 2013, $2 million related to the Americas segment and $4 million related to the EMEA segment. Of the $9 million recorded for the six months ended June 30, 2013, $5 million related to the Americas segment and $4 million related to the EMEA segment.

Q2’12 Restructuring Plan. During the second quarter of 2012, the Company began implementing the Q2’12 Restructuring Plan to reduce its worldwide workforce by approximately 2,000 employees and to consolidate certain real estate and data center facilities. During the three months ended June 30, 2012, the Company incurred total pre-tax cash charges of $91 million in severance related costs and $39 million in non-cash facility and other asset impairment charges under this restructuring plan. The total pre-tax charges were offset by a $3 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $127 million in restructuring charges, net, recorded in the three months ended June 30, 2012, $86 million related to the Americas segment, $35 million related to the EMEA segment, and $6 million related to the Asia Pacific segment. During the three months ended June 30, 2013, the Company recorded a net credit of $3 million for severance-related cost reversals due to changes to original estimates and redeployments and voluntary resignations of employees prior to their planned severance dates. During the six months ended June 30, 2013, the Company recorded $6 million in severance and facility related costs which were offset by a credit of $19 million for severance-related cost reversals due to changes to original estimates and redeployments and voluntary resignations of employees prior to their planned severance dates. Of the $3 million credit in restructuring charges, net, recorded in the three months ended June 30, 2013, $2 million related to the Americas segment and $1 million related to the EMEA segment. Of the $13 million credit in restructuring charges, net, recorded in the six months ended June 30, 2013, $8 million related to the Americas segment and $5 million related to the EMEA segment.

Q4’12 Korea Business Closure. During the fourth quarter of 2012, the Company decided to close its Korea business by the end of 2012 to streamline its operations and focus its resources. During both the three and six months ended June 30, 2013, the Company recorded net pre-tax charges of less than $1 million in severance, facility and contract termination costs related to the Asia Pacific segment.

Restructuring Accruals. The $37 million restructuring liability as of June 30, 2013 consisted of $6 million for employee severance pay expenses, which the Company expects to pay out by the end of the fourth quarter of 2013, and $31 million relating to non-cancelable lease and contract termination costs, which the Company expects to pay over the terms of the related obligations which extend to the fourth quarter of 2021.

The Company’s restructuring accrual activity for the six months ended June 30, 2013 is summarized as follows (in thousands):

	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total
Balance as of January 1, 2013	$27,716	$35,049	$10,102	$72,867

Employee severance pay and related costs	28	6,247	443	6,718
Non-cancelable lease, contract termination, and other charges	9,869	98	1,235	11,202
Other non-cash charges	—	—	538	538
Changes in estimates and reversals of previous charges	(901)	(19,224)	(1,817)	(21,942)

Restructuring charges (reversals), net for the six months ended June 30, 2013	$8,996	$(12,879)	$399	$(3,484)
Cash paid	(8,630)	(14,243)	(8,332)	(31,205)
Other non-cash charges	—	—	(538)	(538)
Foreign currency	(94)	(381)	(171)	(646)

Balance as of June 30, 2013	$27,988	$7,546	$1,460	$36,994

Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2012	June 30, 2013
Americas	$42,689	$22,854
EMEA	18,144	12,026
Asia Pacific	12,034	2,114

Total restructuring accruals	$72,867	$36,994

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

The effective tax rate reported for the three months ended June 30, 2013 was 31 percent compared to 35 percent for the same period in 2012. The effective tax rate for the three months ended June 30, 2013 was lower than in 2012 primarily due to an $11 million tax benefit recorded during the quarter ended June 30, 2013 relating to the resolution of certain tax matters associated with a one-time foreign earnings distribution made during the quarter ended September 30, 2012. The effective tax rate reported for the six months ended June 30, 2013 was 22 percent compared to 34 percent for the same period in 2012. The rates in both periods were lower than the U.S. federal statutory rate primarily due to the reductions of tax reserves for tax audits that were favorably settled. The reduction of tax reserves for the six months ended June 30, 2013 was related to various tax audits worldwide, settled and ongoing, and resulted in a net tax benefit of approximately $30 million.

The conclusion of the 2005 and 2006 IRS tax audit, discussed below, settled various international transfer pricing matters and had the effect of increasing the foreign tax credits available to offset the tax from the distribution of foreign earnings reported during the three months ended September 30, 2012. The increased foreign tax credits and the tax benefit relating to the resolution of certain tax matters associated with a one-time foreign earnings distribution made during the quarter ended September 30, 2012 mentioned above, resulted in a tax benefit during the six months ended June 30, 2013 of approximately $22 million.

The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. This change resulted in a 2012 tax benefit of approximately $9 million, which was recognized during the six months ended June 30, 2013.

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

During the six months ended June 30, 2013, the Company settled the income tax examination for the 2005 and 2006 returns with the IRS Appeals Division. That settlement resulted in a reduction of tax reserves. The income tax examination for the 2007 and 2008 returns is currently under protest with the IRS Appeals Division relating to certain proposed adjustments to the Company’s intercompany transfer pricing methodology. An initial meeting with the IRS Appeals Division is expected to be held in 2013 to address those matters. The Company’s 2009 and 2010 returns are currently under IRS examination.

As of June 30, 2013, the Company’s 2005 through 2008 tax returns are also under various stages of audit by the California Franchise Tax Board. While the California Franchise Tax Board has not reached any conclusions on the 2007 and 2008 returns, the Company has protested the proposed California Franchise Tax Board’s adjustments to the 2005 and 2006 returns. The Company is also in various stages of examination and appeal in connection with its taxes in foreign jurisdictions, which generally span tax years 2005 through 2011.

The Company’s gross amount of unrecognized tax benefits as of June 30, 2013 was $715 million, of which $633 million is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of June 30, 2013 decreased by $12 million from the recorded balance as of December 31, 2012. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions related to multinational income tax issues are expected to be resolved in the foreseeable future. As a result, it is reasonably possible that the unrecognized tax benefits could be reduced by up to approximately $35 million in the next twelve months. The Company believes that it has adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

Note 15 SEGMENTS

The Company continues to manage its business geographically. The primary areas of measurement and decision-making are currently Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. Management relies on an internal reporting process that provides revenue ex-TAC, which is defined as revenue less TAC, direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, the Company’s segments. The Company is currently evaluating how it will report the Tumblr acquisition for segment reporting purposes.

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Revenue by segment:
Americas	$821,751	$828,537	$1,657,784	$1,670,732
EMEA	128,099	97,387	262,061	192,211
Asia Pacific	267,944	209,320	519,182	412,669

Total Revenue	$1,217,794	$1,135,244	$2,439,027	$2,275,612

TAC by segment:
Americas	$45,910	$37,120	$88,865	$74,642
EMEA	34,187	11,372	79,849	22,908
Asia Pacific	56,928	15,824	112,402	32,834

Total TAC	$137,025	$64,316	$281,116	$130,384

Revenue ex-TAC by segment:
Americas	$775,841	$791,417	$1,568,919	$1,596,090
EMEA	93,912	86,015	182,212	169,303
Asia Pacific	211,016	193,496	406,780	379,835

Total Revenue ex-TAC	$1,080,769	$1,070,928	$2,157,911	$2,145,228

Direct costs by segment(1):
Americas	181,510	172,268	360,735	342,392
EMEA	41,277	41,416	81,498	79,844
Asia Pacific	56,248	49,667	107,739	104,681
Global operating costs(2)(3)	410,519	438,395	832,417	863,524
Depreciation and amortization	157,739	160,489	310,987	322,581
Stock-based compensation expense	49,571	68,136	105,537	112,741
Restructuring charges (reversals), net	129,092	3,578	134,809	(3,484)

Income from operations	$54,813	$136,979	$224,189	$322,949

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

(3)	The net cost reimbursements from Microsoft pursuant to the Search Agreement are primarily included in global operating costs.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Capital expenditures, net:
Americas	$96,443	$75,061	$179,327	$140,477
EMEA	4,078	2,757	13,361	5,664
Asia Pacific	5,610	4,258	23,234	5,516

Total capital expenditures, net	$106,131	$82,076	$215,922	$151,657

	December 31, 2012	June 30, 2013
Property and equipment, net:
Americas:
U.S	$1,483,225	$1,419,309
Other	1,869	1,541

Total Americas	$1,485,094	$1,420,850

EMEA	59,416	49,370
Asia Pacific	141,335	109,602

Total property and equipment, net	$1,685,845	$1,579,822

See Note 13 —“Restructuring Charges (Reversals), Net” for additional information regarding segments.

Enterprise Wide Disclosures:

The following table presents revenue for groups of similar services (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Display	$534,972	$471,742	$1,046,189	$926,813
Search	460,969	418,202	931,366	842,889
Other	221,853	245,300	461,472	505,910

Total revenue	$1,217,794	$1,135,244	$2,439,027	$2,275,612

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Revenue:
U.S.	$779,321	$784,726	$1,578,971	$1,589,479
International	438,473	350,518	860,056	686,133

Total revenue	$1,217,794	$1,135,244	$2,439,027	$2,275,612

Revenue is attributed to individual countries according to the online property that generated the revenue. No single foreign country was material to revenue for the three or six months ended June 30, 2012 and 2013.

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

During the first five years of the term of the Search Agreement, in the transitioned markets, the Company is entitled to receive 88 percent of the revenue generated from Microsoft’s services on Yahoo! Properties (the “Revenue Share Rate”) and the Company is also entitled to receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue. For new Affiliates during the term of the Search Agreement, and for all Affiliates after the first five years of such term, the Company will receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue and certain Microsoft costs are deducted. On February 23, 2015 (the fifth anniversary of the date that implementation of the Search Agreement commenced), Microsoft will have the option to terminate the Company’s sales exclusivity for premium search advertisers. If Microsoft exercises this option, the Revenue Share Rate will increase to 93 percent for the remainder of the term of the Search Agreement, unless the Company exercises its option to retain the Company’s sales exclusivity, in which case the Revenue Share Rate would be reduced to 83 percent for the remainder of the term. If Microsoft does not exercise such option, the Revenue Share Rate will be 90 percent for the remainder of the term of the Search Agreement. In the transitioned markets, the Company reports as revenue the 88 percent revenue share as the Company is not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft. The Company’s uncollected 88 percent share in connection with the Search Agreement, which is included in accounts receivable, net, was $258 million and $262 million as of December 31, 2012 and June 30, 2013, respectively.

Under the Search Agreement, for each market, Microsoft generally guarantees Yahoo!’s revenue per search (“RPS Guarantee”) on Yahoo! Properties only for 18 months after the transition of paid search services to Microsoft’s platform in that market based on the difference in revenue per search between the pre-transition and post-transition periods and certain other factors. The Company records the RPS Guarantee as search revenue in the quarter the amount becomes fixed, which is typically the quarter in which the associated shortfall in revenue per search occurred. In the fourth quarter of 2011, Microsoft agreed to extend the RPS Guarantee in the U.S. and Canada through March 2013 and in the second quarter of 2013, Microsoft extended the RPS Guarantee in the U.S. through March 2014. In June 2013, Microsoft and Yahoo! agreed upon the RPS Guarantee payment amounts to be paid to the Company for the quarters ended December 31, 2012, March 31, 2013 and June 30, 2013. The Company also agreed to fixed quarterly payments in lieu of the RPS Guarantee in the U.S. for the quarters ending September 30, 2013, December 31, 2013 and March 31, 2014. In addition, the Company agreed to waive its right to receive any future RPS Guarantee payments in all other markets except Taiwan and Hong Kong.

The Company completed the transition of its algorithmic and paid search platforms to the Microsoft platform in the U.S. and Canada in the fourth quarter of 2010. In 2011, the Company completed the transition of algorithmic search in all other markets and the transition of paid search in India. In 2012, the Company completed the transition of paid search in most of the EMEA markets as well as six markets in Latin America. In the second quarter of 2013, the Company completed the transition of paid search in Brazil. The Company is continuing to work with Microsoft on transitioning paid search in the remaining markets. The market-by-market transition of the Company’s paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through 2013, and possibly into 2014.

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft will also reimburse the Company for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. The Company’s results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $17 million and $34 million for the three and six months ended June 30, 2012, respectively, and $18 million and $31 million for the three and six months ended June 30, 2013, respectively. Search operating cost reimbursements began during the quarter ended March 31, 2010 and will, subject to specified exclusions and limitations, continue until the Company has fully transitioned to Microsoft’s platform.

Reimbursement receivables are recorded as the reimbursable costs are incurred and are applied against the operating expense categories in which the costs were incurred. Of the total amounts incurred during the year ended December 31, 2012 and the six months ended June 30, 2013, the total reimbursements not yet received from Microsoft of $5 million and $4 million, respectively, were classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of December 31, 2012 and June 30, 2013, respectively.

Note 17 SUBSEQUENT EVENTS

Stock Repurchase Transactions. From July 1, 2013 through August 8, 2013, the Company repurchased approximately 51 million shares of its common stock at an average price of $28.66 per share, for a total of $1.5 billion.

These repurchases included the Company’s repurchase of 40 million shares of its common stock beneficially owned by Third Point LLC on July 25, 2013. These shares were repurchased pursuant to a Purchase Agreement entered into on July 22, 2013, at $29.11 per share, which equaled the closing price of the Company’s common stock on July 19, 2013. The total purchase price for these shares was $1.164 billion. The repurchase transaction was funded primarily with cash as well as borrowings of $150 million under the Company’s unsecured revolving credit facility.

Acquisitions. From July 1, 2013 through August 8, 2013, the Company acquired seven companies, which will be accounted for as business combinations, for total aggregate consideration of approximately $162 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology. This Report includes, among others, forward-looking statements regarding our:

•	expectations about revenue, including display, search, and other revenue;

•	expectations about growth in users;

•	expectations about changes in our earnings in equity interests;

•	expectations about operating expenses;

•	anticipated capital expenditures;

•	expectations about our share repurchase activity;

•	expectations about the implementation and the financial and operational impacts of our Search Agreement with Microsoft;

•	impact of recent acquisitions on our business and evaluation of, and expectations for, possible acquisitions of, or investments in, businesses, products, intangible assets, and technologies;

•	projections and estimates with respect to our restructuring activities and changes to our organizational structure;

•	expectations about the impact of the closure of our Korea business;

•	expectations about the amount of unrecognized tax benefits, the outcome of tax assessment appeals, the adequacy of our existing tax reserves, and future tax expenditures, and tax rates;

•	expectations about positive cash flow generation and existing cash, cash equivalents, and investments being sufficient to meet normal operating requirements; and

•

expectations regarding the outcome of legal proceedings in which we are involved, including the outcome of our efforts to sustain the reversal of the judgment entered against us and one of our subsidiaries in a proceeding in Mexico.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(dollars in thousands)

Revenue	$1,217,794	$1,135,244	$2,439,027	$2,275,612
Revenue ex-TAC	$1,080,769	$1,070,928	$2,157,911	$2,145,228
Income from operations(*)	$54,813	$136,979	$224,189	$322,949
Adjusted EBITDA	$397,715	$369,182	$782,022	$754,787
Net income attributable to Yahoo! Inc.	$226,631	$331,150	$512,974	$721,435
Net cash provided by operating activities	$274,560	$330,828	$572,013	$549,510
Free cash flow	$93,390	$131,400	$289,213	$281,308

(*) Includes:

Stock-based compensation expense	$49,571	$68,136	$105,537	$112,741
Restructuring charges (reversals), net	$129,092	$3,578	$134,809	$(3,484)

Revenue ex-TAC (a Non-GAAP Financial Measure)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2012	2013		2012	2013
	(dollars in thousands)

Revenue	$1,217,794	$1,135,244	(7)%	$2,439,027	$2,275,612	(7)%
Less: TAC	137,025	64,316	(53)%	281,116	130,384	(54)%

Revenue ex-TAC	$1,080,769	$1,070,928	(1)%	$2,157,911	$2,145,228	(1)%

For the three and six months ended June 30, 2013, revenue ex-TAC decreased 1 percent compared to the same periods of 2012, due to a decline in display revenue ex-TAC partially offset by an increase in search and other revenue ex-TAC.

Adjusted EBITDA (a Non-GAAP Financial Measure)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2012	2013		2012	2013
	(dollars in thousands)

Net income attributable to Yahoo! Inc.	$226,631	$331,150	46%	$512,974	$721,435	41%
Depreciation and amortization	157,739	160,489	2%	310,987	322,581	4%
Stock-based compensation expense	49,571	68,136	37%	105,537	112,741	7%
Restructuring charges (reversals), net	129,092	3,578	(97)%	134,809	(3,484)	(103)%
Other income, net	(20,175)	(23,606)	17%	(22,453)	(40,678)	81%
Provision for income taxes	26,523	50,267	90%	82,942	80,003	(4)%
Earnings in equity interests	(179,991)	(224,690)	25%	(352,234)	(442,278)	26%
Net income attributable to noncontrolling interests	1,825	3,858	111%	2,960	4,467	51%
Deal costs related to the sale of Alibaba Group shares	6,500	—	(100)%	6,500	—	(100)%

Adjusted EBITDA	$397,715	$369,182	(7)%	$782,022	$754,787	(3)%

Percentage of revenue ex-TAC(1)(2)	37%	34%		36%	35%

(1)	Revenue ex-TAC is calculated as GAAP revenue less TAC.
(2)

Net income attributable to Yahoo! Inc. as a percentage of GAAP revenue for the three and six months ended June 30, 2013 was 29 percent and 32 percent, respectively. Net income attributable to Yahoo! Inc. as a percentage of GAAP revenue for the three and six months ended June 30, 2012 was 19 percent and 21 percent, respectively.

For the three and six months ended June 30, 2013, adjusted EBITDA decreased 7 percent and 3 percent, respectively, compared to the same periods of 2012, mainly due to a decline in revenue ex-TAC and an increase in global operating costs.

Free Cash Flow (a Non-GAAP Financial Measure)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(dollars in thousands)

Net cash provided by operating activities	$274,560	$330,828	$572,013	$549,510
Acquisition of property and equipment, net	(106,131)	(82,076)	(215,922)	(151,657)
Dividends received from equity investees	(83,648)	(123,058)	(83,648)	(135,058)
Excess tax benefits from stock-based awards	8,609	5,706	16,770	18,513

Free cash flow	$93,390	$131,400	$289,213	$281,308

For the three months ended June 30, 2013, free cash flow increased $38 million, or 41 percent, compared to the same period of 2012. The increase was primarily attributable to an increase in cash provided by operating activities and a decline in capital expenditures. For the six months ended June 30, 2013, free cash flow decreased $8 million, or 3 percent, compared to the same period of 2012. The decrease was primarily attributable to a decline in net cash provided by operating activities, partially offset by a decline in capital expenditures year-over-year.

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

Free Cash Flow

Free cash flow is a non-GAAP financial measure defined as net cash provided by operating activities (adjusted to include excess tax benefits from stock-based awards), less (i) acquisition of property and equipment, net, and (ii) dividends received from equity investees.

For additional information about these non-GAAP financial measures, see “Non-GAAP Financial Measures” included in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Significant Transactions

Stock Repurchase Transactions

During the six months ended June 30, 2013, we repurchased 63 million shares of our outstanding common stock for $1.4 billion. From July 1, 2013 through August 8, 2013, we repurchased an additional approximately 51 million shares of our common stock for $1.5 billion. These repurchases included our repurchase of 40 million shares of common stock beneficially owned by Third Point LLC (“Third Point”) that we repurchased on July 25, 2013. These shares were repurchased pursuant to a Purchase Agreement entered into on July 22, 2013, at $29.11 per share, which equaled the closing price of our common stock on July 19, 2013. Following this repurchase, Third Point beneficially owns less than two percent of our outstanding common stock. As a result and in accordance with the terms of the Settlement Agreement, entered into on May 13, 2012 with Third Point and its affiliates, Daniel S. Loeb, Harry J. Wilson and Michael J. Wolf resigned from our board of directors on July 31, 2013.

As of August 8, 2013, approximately $555 million remains under the $5 billion stock repurchase program that was authorized by our board of directors in May 2012. We plan to continue to repurchase shares of our common stock under this program.

Acquisition of Tumblr

On June 19, 2013, we completed the acquisition of Tumblr, Inc. (“Tumblr”), a blog-hosting website that allows users to post their own content as well as follow or re-blog posts made by other users. The acquisition of Tumblr is expected to bring a significant community of users to the Yahoo! network. The total purchase price of approximately $990 million consisted mainly of cash consideration. See Note 4— “Acquisitions” in the Notes to our condensed consolidated financial statements for additional information.

Initial Repurchase of Alibaba Group Holding Limited Ordinary Shares

See Note 8—“Investments in Equity Interests” in the Notes to our condensed consolidated financial statements for information regarding the repurchase by Alibaba Group Holding Limited (“Alibaba Group”) of 523 million of the 1,047 million ordinary shares of Alibaba Group (the “Shares”) owned by us (the “Initial Repurchase”).

In September 2012, we received net cash proceeds after the payment of taxes and fees from the Initial Repurchase and the $550 million TIPLA payment of approximately $4.3 billion. We committed to return $3.65 billion of these after-tax proceeds to shareholders and have now completed this commitment.

On May 16, 2013, we received $846 million in cash from Alibaba Group to redeem the Alibaba Group Preference Shares. The cash received represented the redemption value, which included the stated value of $800 million plus accrued dividends of $46 million.

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

Under the Search Agreement, for each market, Microsoft generally guarantees Yahoo!’s revenue per search (“RPS Guarantee”) on Yahoo! Properties only for 18 months after the transition of paid search services to Microsoft’s platform in that market based on the difference in revenue per search between the pre-transition and post-transition periods and certain other factors. We record the RPS Guarantee as search revenue in the quarter the amount becomes fixed, which is typically the quarter in which the associated shortfall in revenue per search occurred. In the fourth quarter of 2011, Microsoft agreed to extend the RPS Guarantee in the U.S. and Canada through March 2013 and in the second quarter of 2013, Microsoft extended the RPS Guarantee in the U.S. through March 2014. In June 2013, Microsoft and we agreed upon the RPS Guarantee payment amounts to be paid to us for the quarters ended December 31, 2012, March 31, 2013 and June 30, 2013. We also agreed to fixed quarterly payments in lieu of the RPS Guarantee in the U.S. for the quarters ending September 30, 2013, December 31, 2013 and March 31, 2014. In addition, we agreed to waive our right to receive any future RPS Guarantee payments in all other markets except Taiwan and Hong Kong. We do not expect the remaining quarterly payments from Microsoft and any RPS Guarantee payments for Taiwan and Hong Kong to have a material impact on our expected future revenue.

We completed the transition of our algorithmic and paid search platforms to the Microsoft platform in the U.S. and Canada in the fourth quarter of 2010. In 2011, we completed the transition of algorithmic search in all other markets and the transition of paid search in India. In 2012, we completed the transition of paid search in most of the EMEA markets as well as six markets in Latin America. In the second quarter of 2013, we completed the transition of paid search in Brazil. We are continuing to work with Microsoft on transitioning paid search in the remaining markets. The market-by-market transition of our paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through 2013, and possibly into 2014.

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft will also reimburse us for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. Our results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $17 million and $34 million for the three and six months ended June 30, 2012, respectively, and $18 million and $31 million for the three and six months ended June 30, 2013, respectively. Search operating cost reimbursements are expected to decline as we fully transition all markets and, in the long term, the underlying expenses are not expected to be incurred under our cost structure.

We record receivables for the reimbursements as costs are incurred and apply them against the operating expense categories in which the costs were incurred. Of the total amounts incurred during the year ended December 31, 2012 and the six months ended June 30, 2013, the total reimbursements not yet received from Microsoft of $5 million and $4 million, were classified as part of prepaid expenses and other current assets on our condensed consolidated balance sheets as of December 31, 2012 and June 30, 2013, respectively.

See Note 16 — “Search Agreement with Microsoft Corporation” in the Notes to our condensed consolidated financial statements for additional information.

Results of Operations

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2012	2013		2012	2013
	(dollars in thousands)
Revenue for groups of similar services:
Display	$534,972	$471,742	(12)%	$1,046,189	$926,813	(11)%
Search	460,969	418,202	(9)%	931,366	842,889	(9)%
Other	221,853	245,300	11%	461,472	505,910	10%

Total revenue	$1,217,794	$1,135,244	(7)%	$2,439,027	$2,275,612	(7)%
Cost of revenue — traffic acquisition costs	137,025	64,316	(53)%	281,116	130,384	(54)%
Cost of revenue — other	278,453	271,262	(3)%	532,432	549,269	3%
Sales and marketing	272,910	279,738	3%	558,178	536,757	(4)%
Product development	199,628	236,248	18%	428,106	455,828	6%
General and administrative	136,117	135,039	(1)%	260,388	268,460	3%
Amortization of intangibles	9,756	8,084	(17)%	19,809	15,449	(22)%
Restructuring charges (reversals), net	129,092	3,578	(97)%	134,809	(3,484)	(103)%

Total operating expenses	$1,162,981	$998,265	(14)%	$2,214,838	$1,952,663	(12)%

Income from operations	$54,813	$136,979	150%	$224,189	$322,949	44%

Includes:
Stock-based compensation expense	$49,571	$68,136	37%	$105,537	$112,741	7%

The following table sets forth selected information concerning our results of operations as a percentage of revenue for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenue for groups of similar services:
Display	44%	42%	43%	41%
Search	38%	37%	38%	37%
Other	18%	21%	19%	22%

Total revenue	100%	100%	100%	100%
Cost of revenue — traffic acquisition costs	11%	6%	12%	6%
Cost of revenue — other	23%	24%	22%	24%
Sales and marketing	22%	24%	23%	23%
Product development	16%	21%	17%	20%
General and administrative	11%	12%	11%	12%
Amortization of intangibles	1%	1%	1%	1%
Restructuring charges (reversals), net	11%	—	5%	—

Total operating expenses	95%	88%	91%	86%

Income from operations	5%	12%	9%	14%

Management Reporting

We continue to manage our business geographically. The primary areas of measurement and decision-making are currently the Americas, EMEA, and Asia Pacific. Management relies on an internal reporting process that provides revenue ex-TAC, direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, our segments. The Company is currently evaluating how it will report the Tumblr acquisition for segment reporting purposes.

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	June 30, 2012	June 30, 2013		June 30, 2012	June 30, 2013
	(dollars in thousands)
Revenue by segment:
Americas	$821,751	$828,537	1%	$1,657,784	$1,670,732	1%
EMEA	128,099	97,387	(24)%	262,061	192,211	(27)%
Asia Pacific	267,944	209,320	(22)%	519,182	412,669	(21)%

Total revenue	$1,217,794	$1,135,244	(7)%	$2,439,027	$2,275,612	(7)%

TAC by segment:
Americas	$45,910	$37,120	(19)%	$88,865	$74,642	(16)%
EMEA	34,187	11,372	(67)%	79,849	22,908	(71)%
Asia Pacific	56,928	15,824	(72)%	112,402	32,834	(71)%

Total TAC	$137,025	$64,316	(53)%	$281,116	$130,384	(54)%

Revenue ex-TAC by segment:
Americas	$775,841	$791,417	2%	$1,568,919	$1,596,090	2%
EMEA	93,912	86,015	(8)%	182,212	169,303	(7)%
Asia Pacific	211,016	193,496	(8)%	406,780	379,835	(7)%

Total revenue ex-TAC	$1,080,769	$1,070,928	(1)%	$2,157,911	$2,145,228	(1)%

Direct costs by segment(1):
Americas	181,510	172,268	(5)%	360,735	342,392	(5)%
EMEA	41,277	41,416	—	81,498	79,844	(2)%
Asia Pacific	56,248	49,667	(12)%	107,739	104,681	(3)%
Global operating costs(2)(3)	410,519	438,395	7%	832,417	863,524	4%
Depreciation and amortization	157,739	160,489	2%	310,987	322,581	4%
Stock-based compensation expense	49,571	68,136	37%	105,537	112,741	7%
Restructuring charges (reversals), net	129,092	3,578	(97)%	134,809	(3,484)	(103)%

Income from operations	$54,813	$136,979	150%	$224,189	$322,949	44%

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

Revenue

We generate revenue principally from display and search advertising on Yahoo! Properties and Affiliate sites. The majority of our revenue comes from display and search advertising on Yahoo! Properties. Our margins on revenue from Yahoo! Properties advertising are higher than our margins on revenue from display and search advertising on Affiliate sites as we pay TAC to our Affiliates. Additionally, we generate revenue from other sources including listings-based services, facilitating commercial transactions, royalties, and consumer and business fee-based services.

We earn revenue from guaranteed or “premium” display advertising by delivering advertisements according to advertisers’ specified criteria, such as number of impressions during a fixed period on a specific placement. Also, we earn revenue from non-guaranteed or “non-premium” display advertising by delivering advertisements for advertisers purchasing inventory on a preemptible basis, which means that the advertisement may or may not appear, inventory is not reserved and position placement is not assured. Generally, we make our non-premium display inventory available through the Right Media Exchange.

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

Display Revenue

Display revenue for the three and six months ended June 30, 2013 decreased by 12 percent and 11 percent, respectively, as compared to the same periods of 2012. The decline for the three and six months ended June 30, 2013 was primarily attributable to a decline in pricing due to more ads sold on a non-premium basis.

For the three and six months ended June 30, 2013, Number of Ads Sold decreased 2 percent and 5 percent, respectively, and Price-per-Ad decreased 12 percent and 7 percent, respectively, as compared to the same periods of 2012. The decrease in Number of Ads Sold for the three and six months ended June 30, 2013 was attributable to a decline in supply of premium placements. The decrease in Price-per-Ad for the three months ended June 30, 2013 was due to a lower percentage of ads sold on a premium basis and a decline in pricing for non-premium advertising year-over-year. The decrease in Price-per-Ad for the six months ended June 30, 2013 was due to a shift in the mix of ads sold towards lower monetizing geographic regions, as well as a lower percentage of ads sold on a premium basis.

Search Revenue

Search revenue for both the three and six months ended June 30, 2013 decreased by 9 percent, as compared to the same periods of 2012. Search revenue decreased for the three and six months ended June 30, 2013 due to declines in the Asia Pacific region resulting from the closure of our Korea business, and declines in the EMEA region due to the required change in revenue presentation for transitioned markets from a gross (before TAC) to a net (after TAC) basis. This was partially offset by increased search revenue in the Americas region which resulted from an increase in sponsored searches on Yahoo! Properties and higher revenue per search.

For the three and six months ended June 30, 2013, Paid Clicks increased 21 percent and 19 percent, respectively, and Price-per-Click decreased 8 percent and 7 percent, respectively, as compared to the same periods of 2012. The increase in Paid Clicks for the three months ended June 30, 2013 was attributable to improved ad formats launched late last year and an increase in Paid Clicks resulting from the redesign of the search user experience. The increase in Paid Clicks for the six months ended June 30, 2013 was attributable to improved ad formats launched late last year. The decrease in Price-per-Click for the three and six months ended June 30, 2013 was primarily due to a higher mix of traffic in lower monetizing geographic regions.

Other Revenue

Other revenue for the three and six months ended June 30, 2013 increased by 11 percent and 10 percent, respectively, as compared to the same periods of 2012. The increase for both the three and six months ended June 30, 2013 was primarily due to increased royalty revenue resulting from the amended TIPLA agreement with Alibaba Group. This was partially offset by a decrease in listings-based revenue in the Americas region.

Revenue ex-TAC by Segment

Americas

Americas revenue ex-TAC for the three and six months ended June 30, 2013 increased $16 million, or 2 percent, and $27 million, or 2 percent, respectively, as compared to the same periods of 2012. The increase in Americas revenue ex-TAC for the three and six months ended June 30, 2013 was primarily attributable to increased search revenue ex-TAC and fees revenue. The increase in search revenue ex-TAC was attributable to an increase in Paid Clicks on Yahoo! Properties, as well as higher revenue per search. The increase in fees revenue was primarily due to increased royalty revenue resulting from the amended TIPLA agreement with Alibaba Group. This was partially offset by a decline in display revenue ex-TAC on Yahoo! Properties due to declines in the Number of Ads Sold and Price-per-Ad.

Revenue ex-TAC in the Americas accounted for approximately 74 percent of total revenue ex-TAC for both the three and six months ended June 30, 2013 compared to 72 percent and 73 percent for the three and six months ended June 30, 2012, respectively.

EMEA

EMEA revenue ex-TAC for the three and six months ended June 30, 2013 decreased $8 million, or 8 percent, and $13 million, or 7 percent, respectively, as compared to the same periods of 2012. The declines in EMEA revenue ex-TAC for the three months ended June 30, 2013 were primarily related to decreased display revenue ex-TAC on Yahoo! Properties due to a decrease in premium advertising. The declines in EMEA revenue ex-TAC for the six months ended June 30, 2013 were primarily related to decreased search and display revenue ex-TAC. Search revenue ex-TAC declined due to decreased revenue resulting from the revenue share with Microsoft associated with the Search Agreement, as well as decreased Affiliate revenue relating to traffic quality initiatives conducted by Yahoo!. Display revenue ex-TAC on Yahoo! Properties declined due to a decrease in premium advertising.

Revenue ex-TAC in EMEA accounted for approximately 8 percent of total revenue ex-TAC for both the three and six months ended June 30, 2013 compared to 9 percent and 8 percent for the three and six months ended June 30, 2012, respectively.

Asia Pacific

Asia Pacific revenue ex-TAC for the three and six months ended June 30, 2013 decreased $18 million, or 8 percent, and $27 million, or 7 percent, respectively, as compared to the same periods of 2012. The decline for the three and six months ended June 30, 2013 was due to a decrease in search revenue ex-TAC in the region related to the closure of our Korea business and unfavorable foreign exchange rate fluctuations.

Revenue ex-TAC in Asia Pacific accounted for approximately 18 percent of total revenue ex-TAC for both the three and six months ended June 30, 2013 compared to 20 percent and 19 percent for the three and six months ended June 30, 2012, respectively.

Direct Costs by Segment

Americas

For the three and six months ended June 30, 2013, direct costs attributable to the Americas segment decreased $9 million, or 5 percent, and $18 million, or 5 percent, respectively, as compared to the same periods of 2012. For the three months ended June 30, 2013, the decrease in direct costs was primarily due to a decline year-over-year in compensation costs, related to reduced headcount in the region year-over-year, marketing expenses, and bandwidth costs. This decrease was partially offset by higher content costs. For the six months ended June 30, 2013, the decrease in direct costs was primarily due to declines in compensation costs and marketing expenses which were partially offset by higher content costs.

EMEA

For the three months ended June 30, 2013, direct costs attributable to the EMEA segment were flat compared to the same period of 2012, due to a decrease in compensation costs offset by an increase in marketing expenses and content costs. For the six months ended June 30, 2013, direct costs attributable to the EMEA segment decreased $2 million, or 2 percent, as compared to the same period of 2012. This was due to a decline in compensation costs related to reduced headcount in the region year-over-year, which was partially offset by increases in marketing expenses and content costs.

Asia Pacific

For the three and six months ended June 30, 2013, direct costs attributable to the Asia Pacific segment decreased $7 million, or 12 percent, and $3 million, or 3 percent, respectively, as compared to the same periods of 2012. For the three and six months ended June 30, 2013, the decrease was primarily attributable to declines in compensation costs, related to reduced headcount in the region year-over-year, which were primarily related to the closure of our Korea business, as well as declines in content costs and third-party service provided expenses. This overall decrease was partially offset by an increase in other cost of revenue in the region.

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

TAC for the three and six months ended June 30, 2013 decreased $73 million, or 53 percent, and $151 million, or 54 percent, as compared to the same periods of 2012. The decrease for the three months ended June 30, 2013, compared to 2012, was primarily attributable to declines in the Asia Pacific, EMEA and Americas regions of $41 million, $23 million and $9 million, respectively. The decrease for the six months ended June 30, 2013, compared to 2012, was primarily attributable to declines in the Asia Pacific, EMEA and Americas regions of $80 million, $57 million and $14 million, respectively. The decline for both the three and six months was due to (i) the closure of our Korea business in the Asia Pacific region, (ii) the required change in revenue presentation for transitioned markets from a gross (before TAC) to a net (after TAC) basis in the EMEA region, and (iii) a decline in display revenue in the Americas region.

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

Cost of revenue — other decreased $7 million, or 3 percent, and increased $17 million, or 3 percent, for the three and six months ended June 30, 2013, as compared to the same periods of 2012. The decrease for the three months ended June 30, 2013, compared to 2012, was primarily due to declines in bandwidth costs and amortization of intellectual property, which was partially offset by increases in content costs and incremental depreciation of server, storage and network equipment. The increase for the six months ended June 30, 2013, compared to 2012, was primarily due to incremental depreciation of server, storage and network equipment and developed software, content costs. The increase was also due to legal accrual reversals in the six months ended June 30, 2012 that did not occur in the six months ended June 30, 2013. This overall increase was partially offset by a decline in bandwidth costs and amortization of intellectual property.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses (including stock-based compensation expense), sales commissions, and travel costs.

Sales and marketing expenses for the three and six months ended June 30, 2013 increased $7 million, or 3 percent, and decreased $21 million, or 4 percent, as compared to the same periods of 2012. For the three months ended June 30, 2013, sales and marketing expenses increased due to increases in marketing expenses, incremental depreciation expenses, and stock-based compensation expenses, which were partially offset by a decline in compensation costs. The increase in marketing expenses was primarily due to the On the Road with Yahoo! and Flickr marketing campaigns in the second quarter of 2013, for which there were no similar campaigns in 2012. The decline in compensation costs was primarily due to a decline in headcount in the sales and marketing function. The decrease for the six months ended June 30, 2013 was primarily due to a decline in compensation costs, as discussed above, partially offset by an increase in marketing expenses, as discussed above, and incremental depreciation expenses.

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

Product development expenses for the three and six months ended June 30, 2013 increased $37 million, or 18 percent, and $28 million, or 6 percent, as compared to the same periods of 2012. For the three months ended June 30, 2013, the increase was primarily attributable to increases in facilities and equipment expense and stock-based compensation expense, as well as a decrease in capitalized labor projects resulting in an increase in expense. For the six months ended June 30, 2013, the increase was primarily attributable to an increase in facilities and equipment expense, as well as a decrease in capitalized labor projects resulting in an increase in expense. This overall increase was partially offset by a decline in compensation costs related to reduced headcount in the function.

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses (including stock-based compensation expense) related to other corporate departments and fees for professional services.

General and administrative expenses for the three months ended June 30, 2013 was essentially flat, and increased $8 million, or 3 percent, for the six months ended June 30, 2013 as compared to the same periods of 2012. For the six months ended June 30, 2013, the increase was due to increases in facilities and equipment expense and stock-based compensation expense primarily due to performance-based awards granted. This overall increase was partially offset by a decrease in professional services expense, as well as an increase in third-party reimbursements resulting in a decrease in expense in the general and administrative function.

Amortization of Intangibles

We have purchased, and expect to continue purchasing, assets and/or businesses, which may include the purchase of intangible assets. Amortization of developed technology and acquired intellectual property rights is included in the cost of revenue — other and not in amortization of intangibles.

Amortization of intangibles for the three and six months ended June 30, 2013 decreased $2 million, or 17 percent, and $4 million, or 22 percent, as compared to the same periods of 2012. For the three months ended June 30, 2013, the decrease in amortization of intangibles was primarily driven by fully amortized assets acquired in prior years, which was partially offset by incremental amortization from acquisitions completed in 2013. For the six months ended June 30, 2013, the decrease in amortization of intangibles was driven by fully amortized assets acquired in prior years.

Restructuring Charges (Reversals), Net

Restructuring charges (reversals), net was comprised of the following (in thousands):

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total
Employee severance pay and related costs	$670	$91,066	$—	$91,736	$3,661	$91,066	$—	$94,727
Non-cancelable lease, contract terminations, and other charges	1,530	617	—	2,147	4,256	617	—	4,873
Other non-cash charges, net	—	38,638	—	38,638	—	38,638	—	38,638

Sub-total before reversal of stock-based compensation expense	2,200	130,321	—	132,521	7,917	130,321	—	138,238
Reversal of stock-based compensation expense for forfeitures	—	(3,429)	—	(3,429)	—	(3,429)	—	(3,429)

Restructuring charges, net	$2,200	$126,892	$—	$129,092	$7,917	$126,892	$—	$134,809

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total
Employee severance pay and related costs	$(436)	$(2,712)	$—	$(3,148)	$(439)	$(12,977)	$(103)	$(13,519)
Non-cancelable lease, contract terminations, and other charges	6,624	33	69	6,726	9,435	98	(36)	9,497
Other non-cash charges, net	—	—	—	—	—	—	538	538

Restructuring charges (reversals), net	$6,188	$(2,679)	$69	$3,578	$8,996	$(12,879)	$399	$(3,484)

Restructuring Plans Prior to 2012. Prior to 2012, we implemented workforce reductions, a strategic realignment, and consolidation of certain real estate facilities and data centers to reduce our cost structure, align resources with our product strategy, and improve efficiency. During the three and six months ended June 30, 2012, we incurred total pre-tax cash charges of $2 million and $8 million, respectively, in severance, facility, and other related costs under these restructuring plans, the majority of which related to the Americas segment. During the three and six months ended June 30, 2013, we incurred total pre-tax cash charges of $6 million and $9 million, respectively, in severance, facility, and other related costs under these restructuring plans. Of the $6 million recorded for the three months ended June 30, 2013, $2 million related to the Americas segment and $4 million related to the EMEA segment. Of the $9 million recorded for the six months ended June 30, 2013, $5 million related to the Americas segment and $4 million related to the EMEA segment.

As of June 30, 2013, the aggregate outstanding restructuring liability related to the Restructuring Plans Prior to 2012 was $28 million, most of which relates to non-cancelable lease costs that we expect to pay over the terms of the related obligations, which extend to the second quarter of 2017.

Q2’12 Restructuring Plan. During the second quarter of 2012, we began implementing the Q2’12 Restructuring Plan to reduce our worldwide workforce by approximately 2,000 employees and to consolidate certain real estate and data center facilities. During the three months ended June 30, 2012, we incurred total pre-tax cash charges of $91 million in severance related costs and $39 million in non-cash facility and other asset impairment charges under this restructuring plan. The total pre-tax charges were offset by a $3 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $127 million in restructuring charges, net, recorded in the three months ended June 30, 2012, $86 million related to the Americas segment, $35 million related to the EMEA segment, and $6 million related to the Asia Pacific segment. During the three months ended

June 30, 2013, we recorded a net reversal of $3 million for severance-related costs due to changes to original estimates and redeployments and voluntary resignations of employees prior to their planned severance dates. During the six months ended June 30, 2013, we recorded $6 million in severance and facility related costs which were offset by a credit of $19 million for severance-related reversals due to changes to original estimates and redeployments and voluntary resignations of employees prior to their planned severance dates. Of the $3 million credit in restructuring charges, net, recorded in the three months ended June 30, 2013, $2 million related to the Americas segment and $1 million related to the EMEA segment. Of the $13 million credit in restructuring charges, net, recorded in the six months ended June 30, 2013, $8 million related to the Americas segment and $5 million related to the EMEA segment.

As of June 30, 2013, the aggregate outstanding restructuring liability related to the Q2’12 Restructuring Plan was $8 million, most of which relates to severance-related costs that we expect to be substantially paid by the fourth quarter of 2013. The remaining liability relates to non-cancelable lease costs that we expect to pay over the terms of the related obligations, which extend to the fourth quarter of 2021.

Q4’12 Korea Business Closure. During the fourth quarter of 2012, we decided to close our Korea business to streamline our operations and focus our resources. During both the three and six months ended June 30, 2013, we recorded net pre-tax charges of less than $1 million in severance, facility and contract termination costs related to the Asia Pacific segment.

As of June 30, 2013, the aggregate outstanding restructuring liability related to the Q4’12 Korea Business Closure was $1 million, most of which relates to contract termination costs that we expect to be paid by the first quarter of 2014.

See Note 13 — “Restructuring Charges (Reversals), Net” in the Notes to our condensed consolidated financial statements for additional information.

Other Income, Net

Other income, net was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Interest, dividend, and investment income	$3,584	$21,934	$9,280	$47,852
Other	16,591	1,672	13,173	(7,174)

Total other income, net	$20,175	$23,606	$22,453	$40,678

For the three and six months ended June 30, 2013, interest, dividend and investment income increased primarily due to dividend income on the Alibaba Group Preference Shares.

The decrease in other for the three months ended June 30, 2013, was primarily attributable to an investment sale that occurred in the second quarter of 2012, for which no similar transactions occurred in 2013. For the six months ended June 30, 2013, other decreased due to foreign exchange losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies as well as an investment sale that occurred in the second quarter of 2012, for which no similar transactions occurred in 2013.

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

The effective tax rate reported for the three months ended June 30, 2013 was 31 percent compared to 35 percent for the same period in 2012. The effective tax rate for the three months ended June 30, 2013 was lower than in 2012 primarily due to an $11 million tax benefit recorded during the quarter ended June 30, 2013 relating to the resolution of certain tax matters associated with a one-time foreign earnings distribution made during the quarter ended September 30, 2012. The effective tax rate reported for the six months ended June 30, 2013 was 22 percent compared to 34 percent for the same period in 2012. The rates in both periods were lower than the U.S. federal statutory rate primarily due to the reductions of tax reserves for tax audits that were favorably settled. The reduction of tax reserves for the six months ended June 30, 2013 was related to various tax audits worldwide, settled and ongoing, and resulted in a net tax benefit of approximately $30 million.

The conclusion of the 2005 and 2006 IRS tax audit, discussed below, settled various international transfer pricing matters and had the effect of increasing the foreign tax credits available to offset the tax from the distribution of foreign earnings reported during the three months ended September 30, 2012. The increased foreign tax credits and the tax benefit relating to the resolution of certain tax matters associated with a one-time foreign earnings distribution made during the quarter ended September 30, 2012 mentioned above, resulted in a tax benefit during the six months ended June 30, 2013 of approximately $22 million.

The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. This change resulted in a 2012 tax benefit of approximately $9 million, which was recognized during the six months ended June 30, 2013.

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

During the six months ended June 30, 2013, we settled the income tax examination for the 2005 and 2006 returns with the IRS Appeals Division. That settlement resulted in a reduction of tax reserves. The income tax examination for the 2007 and 2008 returns is currently under protest with the IRS Appeals Division relating to certain proposed adjustments to our intercompany transfer pricing methodology. An initial meeting with the IRS Appeals Division is expected to be held in 2013 to address those matters. Our 2009 and 2010 returns are currently under IRS examination.

As of June 30, 2013, our 2005 through 2008 tax returns are also under various stages of audit by the California Franchise Tax Board. While the California Franchise Tax Board has not reached any conclusions on the 2007 and 2008 returns, we have protested the proposed California Franchise Tax Board’s adjustments to the 2005 and 2006 returns. We are also in various stages of examination and appeal in connection with our taxes in foreign jurisdictions, which generally span tax years 2005 through 2011.

Our gross amount of unrecognized tax benefits as of June 30, 2013 is $715 million, of which $633 million is recorded on our condensed consolidated balance sheets. The gross unrecognized tax benefits as of June 30, 2013 decreased by $12 million from the recorded balance as of December 31, 2012. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions related to multinational income tax issues are expected to be resolved in the foreseeable future. As a result, it is reasonably possible that our unrecognized tax benefits could be reduced by up to approximately $35 million in the next twelve months. We believe that we have adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

Earnings in Equity Interests

Earnings in equity interests for the three and six months ended June 30, 2013 was $225 million and $442 million, respectively, compared to $180 million and $352 million for the same periods in 2012. The increase for the three and six months ended June 30, 2013 was due primarily to improved financial performance for Alibaba Group and Yahoo Japan. See Note 8 — “Investments in Equity Interests” in the Notes to our condensed consolidated financial statements for additional information. We record earnings in equity interests one quarter in arrears.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our condensed consolidated financial statements.

Liquidity and Capital Resources

	December 31, 2012	June 30, 2013
	(Dollars in thousands)
Cash and cash equivalents	$2,667,778	$1,142,223
Short-term marketable securities	1,516,175	1,486,591
Long-term marketable securities	1,838,425	2,161,814

Total cash, cash equivalents, and marketable securities	$6,022,378	$4,790,628

Percentage of total assets	35%	30%

	Six Months Ended June 30,
Cash Flow Highlights	2012	2013
	(In thousands)
Net cash provided by operating activities	$572,013	$549,510
Net cash used in investing activities	$(100,628)	$(704,308)
Net cash used in financing activities	$(472,082)	$(1,340,135)

Our operating activities for the six months ended June 30, 2013 generated adequate cash to meet our operating needs.

As of June 30, 2013, we had cash, cash equivalents, and marketable securities totaling $4.8 billion compared to $6 billion at December 31, 2012.

During the six months ended June 30, 2013, we repurchased 63 million shares of our outstanding common stock for $1.4 billion. From July 1, 2013 through August 8, 2013, we repurchased approximately 51 million shares of our common stock for $1.5 billion, including 40 million shares of common stock beneficially owned by Third Point that we repurchased on July 25, 2013. See “Significant Transactions—Stock Repurchase Transactions” for additional information.

Our foreign subsidiaries held $544 million of our total $4.8 billion of cash and cash equivalents and marketable securities as of June 30, 2013. Cumulative earnings in our consolidated foreign subsidiaries and the related potential tax effect of repatriation are not material to our condensed consolidated financial statements.

On October 19, 2012, we entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as Administrative Agent, and the other lenders party thereto from time to time, which matures on October 18, 2013. As of June 30, 2013, we were in compliance with the financial covenants in the credit facility and no amounts were outstanding. See Note 10 — “Credit Facility” in the Notes to our condensed consolidated financial statements for additional information regarding our Credit Agreement. After June 30, 2013, we borrowed approximately $150 million under our credit facility for the repurchase of shares of our common stock. See Note 17 — Subsequent Events” in the Notes to our condensed consolidated financial statements for additional information.

We monitor our exposure to European markets, and as of June 30, 2013 we do not have any material direct exposure to European sovereign debt securities. We invest a portion of excess operating cash in money market funds denominated in Euros and British pounds, and through some of these funds we may have immaterial indirect exposure to high-credit quality European sovereign debt securities.

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

We expect to continue to generate positive cash flows from operations for the third quarter of 2013. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable securities, together with any cash generated from operations and borrowings under the Credit Agreement, will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.

Cash Flow Changes

Net cash provided by operating activities. For the six months ended June 30, 2013, operating activities provided $550 million in cash. We generated adjusted EBITDA of $755 million and received dividends of $135 million, which were partially offset by changes in working capital: accrued expenses and other liabilities decreased $70 million, accounts payable decreased $60 million, deferred revenue decreased $75 million and prepaid expenses and other current assets increased $100 million, partially offset by a decrease in accounts receivable of $59 million. For the six months ended June 30, 2012, operating activities provided $572 million in cash, generated by adjusted EBITDA of $782 million partially offset by changes in working capital: accrued expenses and other liabilities decreased $16 million, accounts payable decreased $36 million, deferred revenue decreased $22 million and accounts receivable increased $10 million, partially offset by a decrease in prepaid expenses and other current assets of $11 million.

Net cash used in investing activities. In the six months ended June 30, 2013, the $704 million used in investing activities was due to net purchases of marketable securities of $323 million, $152 million used for capital expenditures and $1,029 million used for acquisitions and other activities, partially offset by $800 million received from the redemption of the Alibaba Group Preference Shares. In the six months ended June 30, 2012, the $101 million used in investing activities was due to $216 million used for capital expenditures, partially offset by net proceeds of $102 million received from sales and maturities of marketable securities and $13 million of proceeds from the sale of investments and other activities.

Net cash used in financing activities. In the six months ended June 30, 2013, the $1,340 million used in financing activities was due to $1,428 million used for the repurchase of 63 million shares of common stock at an average price of $22.51 per share and $54 million used for tax withholding payments related to net share settlements of restricted stock units and other financing activities. This use of cash was partially offset by $123 million in cash proceeds received from employee stock option exercises and employee stock purchases made through our employee stock purchase plan, and an excess tax benefit from stock-based awards of $19 million. In the six months ended June 30, 2012, $472 million was used in financing activities due to $526 million used for the repurchase of 34 million shares of common stock at an average price of $15.36 per share and $41 million used for tax withholding payments related to net share settlements of restricted stock units and other financing activities. This use of cash was partially offset by $78 million in cash proceeds received from employee stock option exercises and employee stock purchases made through our employee stock purchase plan, and an excess tax benefit from stock-based awards of $17 million.

Capital Expenditures, Net

Capital expenditures have generally been comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, real estate, capitalized software and labor. Capital expenditures, net were $152 million for the six months ended June 30, 2013 compared to $216 million in the same period of 2012. We expect capital expenditures, net to increase in the second half of 2013 from the amount recorded during the six months ended June 30, 2013.

Contractual Obligations and Commitments

Leases. We have entered into various non-cancelable operating and capital lease agreements for office space and data centers globally for original lease periods up to 12 years, expiring between 2013 and 2025.

In May 2013, we entered into a 12 year operating lease agreement for four floors of the former New York Times building in New York City with a total expected minimum lease commitment of $125 million. We have the option to renew the lease for an additional five years. The lease requires monthly payments of approximately $1 million starting in July 2015 through June 2025; however, rent expense will be recorded over the lease term commensurate with the right to control the space which began in July 2013.

A summary of lease commitments as of June 30, 2013 is as follows (in millions):

	Gross Operating Lease Commitments	Capital Lease Commitment
Six months ending December 31, 2013	$65	$8
Years ending December 31,
2014	106	15
2015	90	12
2016	67	9
2017	49	9
2018	32	9
Due after 5 years	108	4

Total gross lease commitments	$517	$66

Less: interest	—	(17)

Net lease commitments	$517	$49

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, we are obligated to make payments, which represent TAC, to our Affiliates. As of June 30, 2013, these commitments totaled $50 million, of which $42 million will be payable in the remainder of 2013, $6 million will be payable in 2014, $1 million will be payable in 2015, and $1 million will be payable in 2016.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $30 million through 2023.

Income Taxes. As of June 30, 2013, unrecognized tax benefits of $691 million, including interest and penalties, are recorded on our condensed consolidated balance sheets. Of this amount, we currently expect approximately $30 million to be paid by us in cash in the next 12 months for settlements of tax audits. The settlement period for the residual balance cannot be determined.

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

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, as of June 30, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and liabilities at their gross fair values on the condensed consolidated balance sheets.

Interest Rate Exposure

Our exposure to market risk for changes in interest rates may impact our costs associated with hedging and primarily relates to our cash and marketable securities portfolio. We invest excess cash in money market funds, time deposits, and liquid debt instruments of the U.S. and foreign governments and their agencies, U.S. municipalities, and high-credit corporate issuers which are classified as marketable securities and cash equivalents.

Investments in fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in a $33 million and $46 million decrease in the fair value of our available-for-sale securities as of December 31, 2012 and June 30, 2013, respectively.

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

Realized and unrealized foreign currency transaction gains and losses were immaterial for the three and six months ended June 30, 2012. Net realized and unrealized foreign currency transaction losses were immaterial for the three months ended June 30, 2013. Net realized and unrealized foreign currency transaction losses were $7 million for the six months ended June 30, 2013. We categorize our foreign currency exposure as follows: 1) net investment, 2) cash flow, 3) balance sheet, and 4) translation.

Net Investment Exposure. In December 2012, we began hedging, on an after-tax basis, our net investment in Yahoo Japan with forward contracts to reduce the risk that our investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. At inception, the forward contracts had maturities ranging from 9 to 15 months. If the Japanese yen appreciates at maturity from the forward contract execution rates, the forward contracts will require us to pay a cash settlement, which may be material. If the Japanese yen depreciates at maturity from the forward contract execution rates, we will receive a cash settlement, which may be material. We have elected to apply net investment hedge accounting and expect the hedges to be effective, allowing changes in fair value of the derivative instrument to be recorded within accumulated other comprehensive income on our condensed consolidated balance sheet. The notional amounts of the foreign currency forward contracts were $3 billion and $3.5 billion as of December 31, 2012 and June 30, 2013, respectively. The fair value of the foreign currency forward contract assets was $3 million as of December 31, 2012, and was included in prepaid expenses and other current assets on our condensed consolidated balance sheets. The fair value of the foreign currency forward contracts were a $436 million asset and a $1 million liability as of June 30, 2013, and were included in prepaid expenses and other current assets and capital lease and other long term liabilities, respectively, on our condensed consolidated balance sheets. Pre-tax net gains of $3 million and $435 million were recorded for the year ended December 31, 2012 and the six months ended June 30, 2013, respectively, and were included in accumulated other comprehensive income on our condensed consolidated balance sheets.

Cash Flow Exposure. In May 2013, we began hedging a portion of our forecasted revenue from Yahoo Japan with forward contracts to reduce the risk that our expected future cash flows from Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. We entered into foreign currency forward contracts designated as cash flow hedges of varying maturities through January 31, 2014. For derivatives designated as cash flow hedges, the effective portion of the unrealized gains or losses on these forward contracts is recorded in accumulated other comprehensive income on our condensed consolidated balance sheets and reclassified into revenue on the condensed consolidated statements of income when the underlying hedged revenue is recognized. If the cash flow hedges were to become ineffective, the ineffective portion would be immediately recorded in other income, net on the Company’s condensed consolidated statements of income. The cash flow hedges were considered to be effective as of June 30, 2013. The notional amounts of the foreign currency forward contracts were $137 million as of June 30, 2013. The fair value of the foreign currency forward contract net asset was less than $1 million as of June 30, 2013, which was included in prepaid expenses and other current assets on our condensed consolidated balance sheets. A pre-tax gain of less than $1 million was recorded as of June 30, 2013, which was included in accumulated other comprehensive income on our condensed consolidated balance sheets. For the three and six months ended June 30, 2013, we also recorded a loss of less than $1 million, net of tax, for cash flow hedges that settled, which was included in revenue on the condensed consolidated statements of income. We did not enter into any derivative financial instruments of this nature as of June 30, 2012. We expect all of the forward contracts designated as cash flow hedges to be reclassified to revenue within fiscal year 2013, as we expect to recognize the hedged anticipated revenue related to these contracts by December 31, 2013.

Balance Sheet Exposure. We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities, including intercompany transactions that are denominated in foreign currencies. The balance sheet hedges are carried at fair value with changes in the fair value recorded in other income, net on our condensed consolidated statements of income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains or losses on the assets and liabilities being hedged. The notional amounts of the foreign currency forward contracts were $356 million and $316 million as of December 31, 2012 and June 30, 2013, respectively. As of December 31, 2012, the fair value of the foreign currency forward contracts was a $5 million liability, which was included in accrued expenses and other current liabilities on our condensed consolidated balance sheet. As of June 30, 2013, the fair value of the foreign currency forward contracts was a $1 million net asset and was included in prepaid expenses and other current assets on our condensed consolidated balance sheet. A loss of $5 million and a loss of less than $1 million were recorded for the three months ended June 30, 2012 and 2013, respectively, and were included in other income, net on our condensed consolidated statements of income. A loss of $6 million and a gain of $4 million were recorded for the six months ended June 30, 2012 and 2013, respectively, and were included in other income, net on our condensed consolidated statements of income. We paid $2 million in cash for the settlement of some of the foreign currency forward contracts during the six months ended June 30, 2013.

Translation Exposure. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity. We do not hedge our exposure to foreign currency risks arising from translation.

A Value-at-Risk (“VaR”) sensitivity analysis was performed on all of our foreign currency derivative positions as of June 30, 2013 and December 31, 2012 to assess the potential impact of fluctuations in exchange rates. The VaR model uses a Monte Carlo simulation to generate thousands of random price paths assuming normal market conditions. The VaR is the maximum expected one day loss in fair value, for a given statistical confidence level, to our foreign currency derivative positions due to adverse movements in rates. The VaR model is used as a risk management tool and is not intended to represent either actual or forecasted losses. Based on the results of the model using a 99 percent confidence interval, we estimate the maximum one-day loss in fair value is $3 million on the notional value of our balance sheet hedges at both June 30, 2013 and December 31, 2012. The maximum one-day loss in fair value is $67 million on the notional value of our net investment hedges at June 30, 2013 compared to a $28 million loss at December 31, 2012. The maximum one-day loss in fair value is $2 million on the notional value of our cash flow hedges at June 30, 2013. There were no cash flow hedges outstanding at December 31, 2012.

Actual future gains and losses associated with our derivative positions may differ materially from the sensitivity analysis performed as of June 30, 2013 due to the inherent limitations associated with predicting the timing and amount of changes in foreign currency exchange rates and our actual exposures and positions. In addition, the VaR sensitivity analysis may not reflect the complex market reactions that may arise from the market shifts modeled within this VaR sensitivity analysis.

Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and six months ended June 30, 2012, revenue ex-TAC for the Americas segment for the three and six months ended June 30, 2013 would have been higher than we reported by $1 million and $3 million; revenue ex-TAC for the EMEA segment would have been higher than we reported by $2 million and $1 million; and revenue ex-TAC for the Asia Pacific segment would have been higher than we reported by $8 million and $12 million. Using the foreign currency exchange rates from the three and six months ended June 30, 2012, direct costs for the Americas segment for the three and six months ended June 30, 2013 would have been higher than we reported by $1 million for both periods; direct costs for the EMEA segment would have been higher than we reported by $1 million for both periods; and direct costs for the Asia Pacific segment would have been approximately equivalent to what we reported for both periods.

Investment Exposure

We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable securities of public and private companies.

Our cash and marketable securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of December 31, 2012, net unrealized gains and losses on these investments were not material. As of June 30, 2013, net unrealized losses on these investments were $7 million.

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

For both the three and six months ended June 30, 2013, 78 percent of our total revenue came from display and search advertising. Our ability to retain and grow display and search revenue depends upon:

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

Under the Search Agreement, Microsoft initially agreed to guarantee Yahoo!’s revenue per search (“RPS Guarantee”) on Yahoo! Properties for 18 months after the transition of paid search services to Microsoft’s platform in each market based on the difference in revenue per search between the pre-transition and post-transition periods and certain other factors. Paid search services in the U.S. and Canada transitioned to Microsoft’s platform in the fourth quarter of 2010, other markets followed and transitions are ongoing as described above. To date, there has been a gap in revenue per search between pre-transition and post-transition periods in most markets and the payments under the RPS Guarantee are to compensate for the difference. In the fourth quarter of 2011, Microsoft agreed to extend the RPS Guarantee in the U.S. and Canada through March 2013, and in the second quarter of 2013 Microsoft extended the RPS Guarantee in the U.S. through March 2014. In June 2013, Microsoft and Yahoo! agreed upon the RPS Guarantee payment amounts to be paid to us for the quarters ended December 31, 2012, March 31, 2013 and June 30, 2013. We also agreed to fixed quarterly payments in lieu of the RPS Guarantee in the U.S. for the quarters ending September 30, 2013, December 31, 2013 and March 31, 2014. In addition, we agreed to waive our right to receive any future RPS Guarantee payments in all markets except Taiwan and Hong Kong.

To the extent the fixed quarterly payments and any RPS Guarantee payments we receive from Microsoft do not fully offset any shortfall relating to revenue per search in the transitioned markets, our search revenue and profitability would decline. Notwithstanding the fixed quarterly payments or any RPS Guarantee payments we may receive from Microsoft, our competitors may continue to increase revenue, profitability, and market share at a higher rate than we do.

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

On May 15, 2013, the Superior Court of Justice for the Federal District of Mexico reversed a judgment of U.S. $2.75 billion that had been entered against us and our subsidiary, Yahoo! Mexico, in a lawsuit brought by plaintiffs Worldwide Directories S.A. de C.V. and Ideas Interactivas, S.A. de C.V. The plaintiffs have appealed. We believe the plaintiffs’ claims are without legal or factual merit. We do not believe that it is probable the judgment will be reinstated on appeal, however we cannot predict the timing of a decision or assure the ultimate outcome of the pending or further appeals. If we are ultimately required to pay all or a significant portion of the judgment, together with any potential additional damages, interests and costs, it would have a material adverse effect on our financial condition, results of operations and cash flows. We will also be required to record an accrual for the judgment if we should determine in the future that it is probable that we will be required to pay the judgment.

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

The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for caching, hosting, listing or linking to, third-party Websites or user content that include materials that give rise to copyright infringement. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and the CDA in conducting our business, and may be adversely impacted by future legislation and future judicial decisions altering these safe harbors or if international jurisdictions refuse to apply similar protections.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended June 30, 2013, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $23.26 to $27.34 per share and the closing sale price on July 31, 2013 was $28.09 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results or announcements of technological innovations, significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; general economic conditions; and the current and anticipated future operating performance and equity valuation of Alibaba Group and Yahoo Japan Corporation in which we have equity investments, including changes in equity valuation due to fluctuations in foreign currency exchange rates.

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

Recent Issuances of Unregistered Securities

On June 19, 2013, as part of the closing of the Tumblr acquisition, the Company issued 1,566,630 shares of Yahoo! common stock to Tumblr’s founder in a private placement under Section 4(2) of the Securities Act of 1933, as amended, in exchange for shares of Tumblr common stock valued at $40 million under the merger agreement. The Yahoo! shares will be held by Yahoo! and released to Tumblr’s founder over four years from the closing provided he remains an employee of Yahoo! or one of its subsidiaries.

Repurchases of Equity Securities

Share repurchase activity during the three months ended June 30, 2013 was as follows:

Period	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s) (*)
April 1 — April 30, 2013	3,200,000	$23.86	3,200,000	$2,586,074
May 1 — May 31, 2013	2,500,000	$26.17	2,500,000	$2,520,658
June 1 — June 30, 2013	19,644,100	$26.01	19,644,100	$2,009,681

Total	25,344,100	$25.76	25,344,100

(*)

The share repurchases in the three months ended June 30, 2013 were made under our stock repurchase program announced in May 2012, which authorizes the repurchase of up to $5 billion of our outstanding shares of common stock from time to time. This program, according to its terms, will expire in June 2015 unless revoked earlier by the Board. Repurchases under this program may take place in open market or privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan.

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

YAHOO! INC.

Dated: August 8, 2013	By:	/s/ MARISSA A. MAYER
Marissa A. Mayer Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2013	By:	/s/ KEN GOLDMAN
Ken Goldman Chief Financial Officer (Principal Financial Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2001 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A filed December 20, 2010 and incorporated herein by reference).

10.2(B)+*	Form of Stock Option Agreement, including Notice of Grant, under the Yahoo! Inc. 1995 Stock Plan.

10.2(C)+*	Form of Stock Option Agreement for Executives, including Notice of Grant, under the Yahoo! Inc. 1995 Stock Plan.

10.2(D)+*	Form of Restricted Stock Unit Award Agreement, including Notice of Grant, under the Yahoo! Inc. 1995 Stock Plan.

10.2(E)+*	Form of Restricted Stock Unit Award Agreement for Executives, including Notice of Grant, under the Yahoo! Inc. 1995 Stock Plan.

10.15(M)*†	Ninth Amendment to Search and Advertising Services and Sales Agreement, dated as of June 27, 2013, by and between the Registrant and Microsoft Corporation.

10.25(B)+*	Letter Agreement, dated July 26, 2013, between the Registrant and David Dibble.

10.27(A)+*	Employment Offer Letter, dated June 15, 2012, between the Registrant and Michael Barrett.

10.27(B)+*	Separation Agreement, dated October 25, 2012, between the Registrant and Michael Barrett.

10.28(A)	Purchase Agreement, dated July 22, 2013, among the Registrant, Third Point, LLC, Daniel S. Loeb, Third Point Partners L.P., Third Point Partners Qualified L.P., Third Point Offshore Master Fund L.P., Third Point Ultra Master Fund L.P. and Third Point Reinsurance Company, Ltd. (previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2013 and incorporated herein by reference).

10.28(B)	Amendment to Agreement, dated July 22, 2013, between the Registrant, Third Point, LLC and each of the other persons set forth on the signature pages thereto (previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on July 25, 2013 and incorporated herein by reference).

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013.

32*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.