Form 10-Q
period 2013-09-30
YAHOO INC
filed 2013-11-12
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, $0.001 par value	1,014,442,318

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31, 2012	September 30, 2013
	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$2,667,778	$842,428
Short-term marketable securities	1,516,175	987,870
Accounts receivable, net	1,008,448	844,118
Prepaid expenses and other current assets	460,312	891,807

Total current assets	5,652,713	3,566,223
Long-term marketable securities	1,838,425	1,384,638
Alibaba Group Preference Shares	816,261	—
Property and equipment, net	1,685,845	1,536,362
Goodwill	3,826,749	4,704,859
Intangible assets, net	153,973	427,351
Other long-term assets	289,130	165,866
Investments in equity interests	2,840,157	3,120,450

Total assets	$17,103,253	$14,905,749

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$184,831	$123,042
Accrued expenses and other current liabilities	808,475	776,466
Deferred revenue	296,926	293,615

Total current liabilities	1,290,232	1,193,123
Long-term deferred revenue	407,560	295,970
Capital lease and other long-term liabilities	124,587	121,169
Deferred and other long-term tax liabilities, net	675,271	749,168

Total liabilities	2,497,650	2,359,430
Commitments and contingencies (Note 11)	—	—
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,189,816 shares issued and 1,115,233 shares outstanding as of December 31, 2012 and 1,210,154 shares issued and 1,013,059 shares outstanding as of September 30, 2013	1,187	1,205
Additional paid-in capital	9,563,348	9,902,748
Treasury stock at cost, 74,583 shares as of December 31, 2012 and 197,095 shares as of September 30, 2013	(1,368,043)	(4,481,162)
Retained earnings	5,792,459	6,810,550
Accumulated other comprehensive income	571,249	260,770

Total Yahoo! Inc. stockholders’ equity	14,560,200	12,494,111
Noncontrolling interests	45,403	52,208

Total equity	14,605,603	12,546,319

Total liabilities and equity	$17,103,253	$14,905,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
	(Unaudited, in thousands except per share amounts)
Revenue	$1,201,732	$1,138,973	$3,640,759	$3,414,585
Operating expenses:
Cost of revenue — traffic acquisition costs	112,829	58,464	393,945	188,848
Cost of revenue — other	282,081	271,763	814,513	821,032
Sales and marketing	269,272	282,562	827,450	819,319
Product development	217,301	267,444	645,407	723,272
General and administrative	135,249	151,304	395,637	419,764
Amortization of intangibles	8,084	15,253	27,893	30,702
Restructuring charges (reversals), net	24,727	(576)	159,536	(4,060)

Total operating expenses	1,049,543	1,046,214	3,264,381	2,998,877

Income from operations	152,189	92,759	376,378	415,708
Other income, net	4,607,656	5,370	4,630,109	46,048

Income before income taxes and earnings in equity interests	4,759,845	98,129	5,006,487	461,756
Provision for income taxes	(1,774,094)	(31,891)	(1,857,036)	(111,894)
Earnings in equity interests	175,265	232,756	527,499	675,034

Net income	3,161,016	298,994	3,676,950	1,024,896
Net income attributable to noncontrolling interests	(778)	(2,338)	(3,738)	(6,805)

Net income attributable to Yahoo! Inc.	$3,160,238	$296,656	$3,673,212	$1,018,091

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$2.66	$0.29	$3.05	$0.96

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$2.64	$0.28	$3.02	$0.93

Shares used in per share calculation — basic	1,186,046	1,024,289	1,205,050	1,065,949

Shares used in per share calculation — diluted	1,195,085	1,041,698	1,214,430	1,081,495

Stock-based compensation expense by function:
Cost of revenue — other	$2,363	$2,608	$7,871	$9,215
Sales and marketing	$19,876	$29,175	$59,954	$68,995
Product development	$17,050	$28,702	$54,329	$57,502
General and administrative	$22,077	$20,241	$44,749	$57,755
Restructuring expense reversals	$—	$—	$(3,429)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
	(Unaudited, in thousands)
Net income	$3,161,016	$298,994	$3,676,950	$1,024,896

Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(246) and $(2,390) for the three months ended September 30, 2012 and 2013, respectively, and $(41) and $598 for the nine months ended September 30, 2012 and 2013, respectively	463	(2,072)	6,143	2,046
Reclassification adjustment for realized (gains) losses on available-for-sale securities included in net income, net of taxes of $57 and $187 for the three months ended September 30, 2012 and 2013, respectively, and $(5,298) and $390 for the nine months ended September 30, 2012 and 2013, respectively	(98)	(312)	9,260	(651)

Net change in unrealized gains (losses) on available-for-sale securities, net of tax	365	(2,384)	15,403	1,395

Foreign currency translation adjustments (“CTA”):
Foreign CTA gains (losses), net of tax	28,009	(41,838)	(193,128)	(567,197)
Net investment hedge CTA gains (losses), net of tax	—	(15,165)	—	254,572

Net foreign CTA gains (losses), net of tax	28,009	(57,003)	(193,128)	(312,625)

Cash flow hedges:
Unrealized gains (losses) on cash flow hedges, net of taxes of nil and $249 for the three months ended September 30, 2012 and 2013, respectively, and nil and $(114) for the nine months ended September 30, 2012 and 2013, respectively	—	856	—	867
Reclassification adjustment for realized (gains) losses on cash flow hedges, net of taxes of nil and $(65) for the three months ended September 30, 2012 and 2013, respectively, and nil and $69 for the nine months ended September 30, 2012 and 2013, respectively	—	(106)	—	(83)

Net change in unrealized gains (losses) on cash flow hedges, net of tax	—	750	—	784

Other comprehensive income (loss)	28,374	(58,637)	(177,725)	(310,446)

Comprehensive income	3,189,390	240,357	3,499,225	714,450
Less: comprehensive income attributable to noncontrolling interests	(778)	(2,338)	(3,738)	(6,805)

Comprehensive income attributable to Yahoo! Inc.	$3,188,612	$238,019	$3,495,487	$707,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2012	September 30, 2013
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,676,950	$1,024,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	401,022	412,646
Amortization of intangible assets	84,087	68,365
Stock-based compensation expense, net	163,474	193,467
Non-cash restructuring charges	40,462	547
Dividend income related to Alibaba Group Preference Shares	—	(35,726)
Dividends received from equity investees	83,648	135,058
Tax benefits (detriments) from stock-based awards	(9,471)	33,894
Excess tax benefits from stock-based awards	(30,751)	(47,193)
Deferred income taxes	(891,288)	(74,981)
Earnings in equity interests	(527,499)	(675,034)
Gain from sale of Alibaba Group Shares	(4,603,322)	—
(Gain) loss from sales of investments, assets, and other, net	(18,308)	19,994
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	86,942	161,459
Prepaid expenses and other	41,059	(17,738)
Accounts payable	(22,457)	(54,343)
Accrued expenses and other liabilities	2,628,962	(183,706)
Deferred revenue	514,811	(114,085)

Net cash provided by operating activities	1,618,321	847,520

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(355,787)	(229,310)
Purchases of marketable securities	(1,838,860)	(2,247,302)
Proceeds from sales of marketable securities	684,979	2,642,548
Proceeds from maturities of marketable securities	250,653	557,565
Proceeds related to sale of Alibaba Group Shares, net	6,247,728	—
Proceeds related to the redemption of Alibaba Group Preference Shares	—	800,000
Proceeds from the sale of investments	26,132	—
Acquisitions, net of cash acquired	—	(1,187,229)
Purchases of intangible assets	(3,088)	(2,290)
Other investing activities, net	(9,421)	(11,045)

Net cash provided by investing activities	5,002,336	322,937

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	116,420	203,417
Repurchases of common stock	(716,379)	(3,113,118)
Excess tax benefits from stock-based awards	30,751	47,193
Tax withholdings related to net share settlements of restricted stock units	(48,097)	(106,177)
Proceeds from credit facility borrowings	—	150,000
Repayment of credit facility borrowings	—	(150,150)
Other financing activities	(3,519)	(5,713)

Net cash used in financing activities	(620,824)	(2,974,548)

Effect of exchange rate changes on cash and cash equivalents	(1,823)	(21,259)
Net change in cash and cash equivalents	5,998,010	(1,825,350)
Cash and cash equivalents at beginning of period	1,562,390	2,667,778

Cash and cash equivalents at end of period	$7,560,400	$842,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo” or the “Company”), is focused on making the world’s daily habits inspiring and entertaining. By creating highly personalized experiences for its users, the Company keeps people connected to what matters most to them, across devices and around the world. The Company creates value for advertisers by connecting them with the audiences that build their businesses. Advertisers can build their businesses through advertising to targeted audiences on the Company’s online properties and services (“Yahoo Properties”), or through a distribution network of third-party entities (“Affiliates”) who integrate the Company’s advertising offerings into their Websites or other offerings (those Websites and other offerings, “Affiliate sites”).

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

Note 2 INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2012
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$1,312,876	$985	$(45)	$1,313,816
Corporate debt securities, commercial paper, and bank certificates of deposit	2,039,809	1,597	(622)	2,040,784
Corporate equity securities	230	—	(33)	197
Alibaba Group Preference Shares	816,261	—	—	816,261

Total investments in available-for-sale securities	$4,169,176	$2,582	$(700)	$4,171,058

	September 30, 2013
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$294,644	$110	$(180)	$294,574
Corporate debt securities, commercial paper, and bank certificates of deposit	2,078,519	1,339	(1,924)	2,077,934
Corporate equity and other marketable securities	230	141	—	371

Total investments in available-for-sale securities	$2,373,393	$1,590	$(2,104)	$2,372,879

	December 31, 2012	September 30, 2013
Reported as:
Short-term marketable securities	$1,516,175	$987,870
Long-term marketable securities	1,838,425	1,384,638
Alibaba Group Preference Shares	816,261	—
Other assets	197	371

Total	$4,171,058	$2,372,879

Available-for-sale securities included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were not material as of December 31, 2012 and September 30, 2013 as the carrying value approximates fair value because of the short maturity of those instruments. Realized gains and losses from sales of marketable securities were not material for the three and nine months ended September 30, 2012 and 2013.

The contractual maturities of available-for-sale marketable securities were as follows (in thousands):

	December 31, 2012	September 30, 2013
Due within one year	$1,516,175	$987,870
Due after one year through five years	1,838,425	1,384,638

Total available-for-sale marketable securities	$3,354,600	$2,372,508

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$165,025	$(45)	$—	$—	$165,025	$(45)
Corporate debt securities, commercial paper, and bank certificates of deposit	729,046	(622)	—	—	729,046	(622)
Corporate equity securities	197	(33)	—	—	197	(33)

Total investments in available-for-sale securities	$894,268	$(700)	$—	$—	$894,268	$(700)

	September 30, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$110,362	$(180)	$—	$—	$110,362	$(180)
Corporate debt securities, commercial paper, and bank certificates of deposit	948,913	(1,924)	—	—	948,913	(1,924)

Total investments in available-for-sale securities	$1,059,275	$(2,104)	$—	$—	$1,059,275	$(2,104)

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

The Company’s investment in the Alibaba Group Preference Shares was presented as an asset carried at estimated fair value on the Company’s condensed consolidated balance sheet as of December 31, 2012. As of December 31, 2012, the carrying value of the Alibaba Group Preference Shares approximated the fair value. As of December 31, 2012, the total fair value of the Alibaba Group Preferences Shares was $822 million, which included $6 million of accrued dividend income recorded within prepaid expenses and other current assets and $16 million of accrued dividend income recorded as part of the carrying value of the Alibaba Group Preference Shares. On May 16, 2013, Alibaba Group Holding Limited (“Alibaba Group”) exercised its right to redeem the Alibaba Group Preference Shares for $846 million in cash. The cash received represented the redemption value, which included the stated value of $800 million plus accrued dividends of $46 million.

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of December 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total
Money market funds(1)	$685,707	$—	$—	$685,707
Available-for-sale securities:
Government and agency securities(1)	—	2,464,227	—	2,464,227
Commercial paper and bank certificates of deposit(1)	—	892,769	—	892,769
Corporate debt securities(1)	—	1,298,123	—	1,298,123
Time deposits	—	84,555	—	84,555
Alibaba Group Preference Shares	—	—	816,261	816,261
Corporate equity securities(2)	197	—	—	197
Foreign currency derivative contracts(3)	—	5,007	—	5,007

Financial assets at fair value	$685,904	$4,744,681	$816,261	$6,246,846
Liabilities
Foreign currency derivative contracts(3)	—	(6,662)	—	(6,662)

Total financial assets and liabilities at fair value	$685,904	$4,738,019	$816,261	$6,240,184

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of September 30, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$76,782	$—	$76,782
Available-for-sale securities:
Government and agency securities(1)	—	322,377	322,377
Commercial paper and bank certificates of deposit(1)	—	291,886	291,886
Corporate debt securities(1)	—	1,786,048	1,786,048
Time deposits	—	80,261	80,261
Corporate equity and other marketable securities(2)	371	—	371
Foreign currency derivative contracts(3)	—	418,044	418,044

Financial assets at fair value	$77,153	$2,898,616	$2,975,769
Liabilities
Foreign currency derivative contracts(3)	—	(10,865)	(10,865)

Total financial assets and liabilities at fair value	$77,153	$2,887,751	$2,964,904

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

(3)

Foreign currency derivative contracts are classified as part of either other current assets or other current liabilities in the condensed consolidated balance sheets. The notional amounts of the foreign currency derivative contracts were $3.4 billion, including contracts designated as net investment hedges of $3 billion, as of December 31, 2012, and $2.9 billion, including contracts designated as net investment hedges of $2.5 billion, as of September 30, 2013.

The amount of cash and cash equivalents as of December 31, 2012 and September 30, 2013 included $597 million and $658 million, respectively, of cash deposits.

The fair values of the Company’s Level 1 financial assets and liabilities are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets and liabilities are obtained using quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices, e.g., interest rates and yield curves. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of the investment portfolio. The Company classified its investment in the Alibaba Group Preference Shares within Level 3 because it was valued using significant unobservable inputs. To estimate the fair value as of December 31, 2012, the Company performed benchmarking by comparing the terms and conditions of the Alibaba Group Preference Shares to dividend rates, subordination terms, and credit ratings of those of similar type instruments. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Activity between Levels of the Fair Value Hierarchy. During the year ended December 31, 2012, the Company did not make any transfers between Level 1, Level 2, or Level 3 assets or liabilities. During the nine months ended September 30, 2013, the Company did not make any transfers between Level 1 and Level 2 assets or liabilities.

Note 3 CONSOLIDATED FINANCIAL STATEMENT DETAILS

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31, 2012	September 30, 2013
Unrealized gains on available-for-sale securities, net of tax	$9,121	$11,267
Foreign currency translation, net of tax	562,128	249,503

Accumulated other comprehensive income	$571,249	$260,770

Noncontrolling Interests

Noncontrolling interests were as follows (in thousands):

	December 31, 2012	September 30, 2013
Beginning noncontrolling interests	$40,280	$45,403
Net income attributable to noncontrolling interests	5,123	6,805

Ending noncontrolling interests	$45,403	$52,208

Other Income, Net

Other income, net was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Interest, dividend, and investment income	$6,402	$5,362	$15,682	$53,214
Gain related to sale of Alibaba Group Shares	4,603,322	—	4,603,322	—
Other	(2,068)	8	11,105	(7,166)

Total other income, net	$4,607,656	$5,370	$4,630,109	$46,048

Interest, dividend and investment income consists of income earned from cash in bank accounts, investments made in marketable securities and money market funds, and dividend income on the Alibaba Group Preference Shares.

The Company recorded a pre-tax gain of approximately $4.6 billion in the three and nine months ended September 30, 2012 related to the sale of Alibaba Group ordinary shares. See Note 8—“Investments in Equity Interests” for additional information.

Other consists of gains and losses from sales or impairments of marketable securities and/or investments in privately-held companies, foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, foreign exchange gains and losses on balance sheet hedges, and other non-operating items.

Reclassifications Out of Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2013 were as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Realized gains on cash flow hedges, net of tax	$(106)	Revenue
Realized gains on available-for-sale securities, net of tax	(312)	Other income, net

Total reclassifications for the period	$(418)

Reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2013 were as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Realized gains on cash flow hedges, net of tax	$(83)	Revenue
Realized gains on available-for-sale securities, net of tax	(651)	Other income, net

Total reclassifications for the period	$(734)

Note 4 ACQUISITIONS

Transactions completed in 2013

Tumblr. On June 19, 2013, the Company completed the acquisition of Tumblr, Inc. (“Tumblr”), a blog-hosting website that allows users to post their own content as well as follow or re-blog posts made by other users. The acquisition of Tumblr brings a community of new users to the Yahoo network.

The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired from Tumblr and, as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding vested options) in Tumblr. Tumblr stockholders and vested optionholders were paid in cash, outstanding Tumblr unvested options and restricted stock units were assumed and converted into equivalent awards covering Yahoo common stock and a portion of the Tumblr shares held by its founder were exchanged for Yahoo common stock.

The total purchase price of approximately $990 million consisted mainly of cash consideration. The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash and marketable securities acquired	$16,587
Other tangible assets acquired	73,780
Amortizable intangible assets:
Developed technology	23,700
Customer contracts and related relationships	182,400
Trade name	56,500
Goodwill	751,114

Total assets acquired	1,104,081
Liabilities assumed	(113,870)

Total	$990,211

In connection with the acquisition, the Company is recognizing stock-based compensation expense of $70 million over a period of up to 4 years. This amount is comprised of assumed unvested stock options and restricted stock units (which had an aggregate fair value of $29 million at the acquisition date), and Yahoo common stock issued to Tumblr’s founder (which had a fair value of $41 million at the acquisition date). The Yahoo common stock issued to Tumblr’s founder is subject to holdback and will be released over four years provided he remains an employee of the Company. In addition, the transaction resulted in contingent cash consideration of $40 million to be paid to Tumblr’s founder over 4 years also provided that Tumblr’s founder remains an employee of the Company. Such cash payments are being recognized as compensation expense over the 4-year service period.

The amortizable intangible assets have useful lives not exceeding 6 years and a weighted average useful life of 6 years. No amounts have been allocated to in-process research and development and $751 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. This acquisition brings a community of new users to the Yahoo network by deploying Yahoo’s personalization technology and search infrastructure to deliver relevant content to the Tumblr user base. Operating results from the date of acquisition were not significant to the Company’s consolidated results of operations for the three and nine months ended September 30, 2013.

Other Acquisitions — Business Combinations. During the nine months ended September 30, 2013, the Company acquired seventeen other companies, which were accounted for as business combinations. The total aggregate purchase price for these other acquisitions was $218 million. The total cash consideration of $218 million less cash acquired of $2 million resulted in a net cash outlay of $216 million. The preliminary allocation of the purchase price of the assets and liabilities assumed based on their estimated fair values was $77 million to amortizable intangible assets, $2 million to cash acquired, $23 million to other tangible assets, $32 million to assumed liabilities, and the remainder of $148 million to goodwill.

The Company’s business combinations completed during the nine months ended September 30, 2013 did not have a material impact on the Company’s condensed consolidated financial statements, and therefore pro forma disclosures have not been presented.

Transactions completed in 2012

The Company did not make any acquisitions during the nine months ended September 30, 2012.

Note 5 GOODWILL

The Company’s goodwill balance was $3.8 billion as of December 31, 2012, of which $2.9 billion was recorded in the Americas segment, $0.6 billion in the EMEA (Europe, Middle East and Africa) segment, and $0.3 billion in the Asia Pacific segment. As of September 30, 2013, the Company’s goodwill balance was $4.7 billion, of which $3.8 billion was recorded in the Americas segment, $0.6 billion in the EMEA segment, and $0.3 billion in the Asia Pacific segment. Goodwill related to the Tumblr acquisition, which was completed during June 2013, is included as part of the Americas segment. The increase in the carrying amount of goodwill of $878 million reflected on the Company’s condensed consolidated balance sheets during the nine months ended September 30, 2013 was primarily due to additions to goodwill of $899 million related to acquisitions made during the nine months ended September 30, 2013 offset by net foreign currency translation losses of $21 million.

Note 6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2012	September 30, 2013
	Net	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer, affiliate, and advertiser related relationships	$62,393	$298,212	$(80,605)	$217,607
Developed technology and patents	71,634	269,920	(133,593)	136,327
Trade names, trademarks, and domain names	19,946	107,382	(33,965)	73,417

Total intangible assets, net	$153,973	$675,514	$(248,163)	$427,351

(*)

Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities increased total intangible assets by approximately $18 million as of September 30, 2013.

For the three months ended September 30, 2012 and 2013, the Company recognized amortization expense for intangible assets of $24 million and $31 million, respectively, including $16 million in cost of revenue—other for both the three months ended September 30, 2012 and 2013. For the nine months ended September 30, 2012 and 2013, the Company recognized amortization expense for intangible assets of $84 million and $68 million, respectively, including $56 million and $38 million in cost of revenue—other for the nine months ended September 30, 2012 and 2013, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2013 and each of the succeeding years is as follows: three months ending December 31, 2013: $27 million; 2014: $101 million; 2015: $80 million; 2016: $55 million; and thereafter $148 million.

Note 7 BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO YAHOO! INC. COMMON STOCKHOLDERS PER SHARE

Basic and diluted net income attributable to Yahoo common stockholders per share is computed using the weighted average number of common shares outstanding during the period, excluding net income attributable to participating securities (restricted stock units granted under the 1996 Directors’ Stock Plan (the “Directors’ Plan”)). Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the treasury stock method and consist of unvested restricted stock and shares underlying unvested restricted stock units, the incremental common shares issuable upon the exercise of stock options, and shares to be purchased under the 1996 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Company calculates potential tax windfalls and shortfalls by including the impact of pro forma deferred tax assets.

The Company takes into account the effect on consolidated net income per share of dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method.

Potentially dilutive securities representing approximately 37 million and 44 million shares of common stock for the three and nine months ended September 30, 2012, respectively, and 4 million and 12 million shares of common stock for the three and nine months ended September 30, 2013, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Basic:
Numerator:
Net income attributable to Yahoo! Inc.	$3,160,238	$296,656	$3,673,212	$1,018,091
Less: Net income allocated to participating securities	(35)	(6)	(47)	(24)

Net income attributable to Yahoo! Inc. common stockholders — basic	$3,160,203	$296,650	$3,673,165	$1,018,067

Denominator:
Weighted average common shares	1,186,046	1,024,289	1,205,050	1,065,949

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$2.66	$0.29	$3.05	$0.96

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$3,160,238	$296,656	$3,673,212	$1,018,091
Less: Net income allocated to participating securities	(34)	(6)	(46)	(24)
Less: Effect of dilutive securities issued by equity investees	(1,334)	(5,040)	(3,846)	(10,778)

Net income attributable to Yahoo! Inc. common stockholders — diluted	$3,158,870	$291,610	$3,669,320	$1,007,289

Denominator:
Denominator for basic calculation	1,186,046	1,024,289	1,205,050	1,065,949
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock and restricted stock units	7,587	12,689	7,776	12,085
Stock options and employee stock purchase plan	1,452	4,720	1,604	3,461

Denominator for diluted calculation	1,195,085	1,041,698	1,214,430	1,081,495

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$2.64	$0.28	$3.02	$0.93

Note 8 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31, 2012	Percent Ownership	September 30, 2013	Percent Ownership
Alibaba Group	$276,389	24%	$807,736	24%
Yahoo Japan	2,555,717	35%	2,300,854	35%
Other	8,051	24%	11,860	20%

Total	$2,840,157		$3,120,450

Equity Investment in Alibaba Group. The investment in Alibaba Group is being accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets, and goodwill, is classified as part of the investments in equity interests balance on the Company’s condensed consolidated balance sheets. The Company’s accounting policy is to record its share of the results of Alibaba Group, and any related amortization expense and related tax impact, one quarter in arrears within earnings in equity interests in the condensed consolidated statements of income. As of September 30, 2013, the excess of carrying value of the Company’s investment in Alibaba Group and the Company’s proportionate share of the net assets of Alibaba Group is largely attributable to goodwill.

Initial Repurchase by Alibaba Group. On September 18, 2012 (the “Repurchase Closing Date”), Alibaba Group repurchased 523 million of the 1,047 million ordinary shares of Alibaba Group (the “Shares”) owned by the Company (the “Initial Repurchase”). The Initial Repurchase was made pursuant to the terms of the Share Repurchase and Preference Share Sale Agreement entered into by Yahoo! Inc., Alibaba Group and Yahoo! Hong Kong Holdings Limited, a Hong Kong corporation and wholly-owned subsidiary of Yahoo! Inc. (“YHK”), on May 20, 2012 (as amended on September 11, 2012 and October 14, 2013, the “Repurchase Agreement”). Yahoo received $13.54 per Share, or approximately $7.1 billion in total consideration, for 523 million Shares sold to Alibaba Group. Approximately $6.3 billion of the consideration was received in cash and $800 million was received in Alibaba Group Preference Shares, which Alibaba Group redeemed on May 16, 2013. The Initial Repurchase resulted in a pre-tax gain of approximately $4.6 billion for the year ended December 31, 2012.

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

The Repurchase Agreement provided that at the time Alibaba Group completes an initial public offering meeting certain specified criteria (a “Qualified IPO”), Yahoo and YHK would sell, at Alibaba Group’s election (either directly to Alibaba Group or in the Qualified IPO), up to 261.5 million of their remaining Shares. This amount was subsequently reduced to 208.0 million by an amendment to the Repurchase Agreement dated as of October 14, 2013. If Shares are sold back to Alibaba Group in the Qualified IPO, the purchase price per Share will be equal to the per share price in the Qualified IPO less specified fees and underwriter discounts. See Note 17 — “Subsequent Events” for additional information.

On the Repurchase Closing Date, the Company and Alibaba Group entered into an amendment of their existing Technology and Intellectual Property License Agreement (the “TIPLA”) pursuant to which Alibaba Group made an initial payment to the Company of $550 million in satisfaction of certain future royalty payments under the existing TIPLA. The Company will recognize this revenue over the remaining four-year term of the TIPLA. For the three months ended September 30, 2012, the Company recognized approximately $5 million in revenue related to the initial payment. For the three and nine months ended September 30, 2013, the Company recognized approximately $34 million and $103 million, respectively, in revenue related to the initial payment. Alibaba Group will continue making royalty payments until the earlier of the fourth anniversary of the effective date of the amendment and a Qualified IPO. The Company recognized revenue relating to the continuing royalty payments under the TIPLA of approximately $19 million and $27 million for the three months ended September 30, 2012 and 2013, respectively, and approximately $51 million and $83 million for the nine months ended September 30, 2012 and 2013, respectively.

The following table presents Alibaba Group’s U.S. GAAP financial information, as derived from the Alibaba Group financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Operating data:
Revenue	$1,077,045	$1,737,180	$2,905,752	$4,959,274
Gross profit	$739,914	$1,287,807	$1,967,290	$3,653,739
Income from operations	$371,854	$855,791	$861,775	$2,317,273
Net income	$292,928	$716,991	$781,701	$2,046,505
Net income attributable to Alibaba Group	$273,043	$706,708	$730,438	$2,017,557

	September 30, 2012	June 30, 2013
Balance sheet data:
Current assets	$4,062,823	$6,841,126
Long-term assets	$3,204,144	$5,284,556
Current liabilities	$2,624,656	$4,078,438
Long-term liabilities	$4,705,347	$5,269,175
Convertible preferred shares	$1,317,526	$1,695,269
Noncontrolling interests	$65,907	$87,613

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

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $11.4 billion as of September 30, 2013.

During the nine months ended September 30, 2012 and 2013, the Company received cash dividends from Yahoo Japan in the amount of $84 million and $77 million, net of withholding taxes, respectively, which were recorded as reductions to the Company’s investment in Yahoo Japan.

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

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
	(in thousands)
Operating data:
Revenue	$1,036,650	$992,340	$3,175,951	$3,270,983
Gross profit	$877,116	$818,441	$2,693,956	$2,733,506
Income from operations	$512,994	$489,890	$1,640,935	$1,655,870
Net income	$315,949	$364,612	$966,646	$1,056,323
Net income attributable to Yahoo Japan	$314,726	$362,180	$962,818	$1,048,893

	September 30, 2012	June 30, 2013
	(In thousands)
Balance sheet data:
Current assets	$5,752,826	$5,799,398
Long-term assets	$1,837,829	$1,729,000
Current liabilities	$1,167,772	$1,758,926
Long-term liabilities	$49,461	$57,251
Noncontrolling interests	$31,034	$58,247

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $75 million and $65 million for the three months ended September 30, 2012 and 2013, respectively, and approximately $211 million and $199 million for the nine months ended September 30, 2012 and 2013, respectively. As of December 31, 2012 and September 30, 2013, the Company had net receivable balances from Yahoo Japan of approximately $43 million and $42 million, respectively.

Note 9 DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, primarily forward contracts, to mitigate risk associated with adverse movements in foreign currency exchange rates.

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and liabilities at their gross fair values on the condensed consolidated balance sheets. The Company is not required to pledge, and is not entitled to receive, cash collateral related to these derivative transactions.

Net Investment Hedges. In December 2012, the Company began hedging, on an after-tax basis, its net investment in Yahoo Japan with forward contracts to reduce the risk that its investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. At inception, the forward contracts had maturities ranging from 9 to 15 months. The Company applies hedge accounting on its forward contracts for the net investment hedge of Yahoo Japan. The total balance of the after-tax net investment hedge was less than the Yahoo Japan investment balance as of both December 31, 2012 and September 30, 2013. As such, the net investment hedge was considered to be effective, and, as a result, the changes in the fair value were recorded within accumulated other comprehensive income on the Company’s condensed consolidated balance sheets. The Company recognizes net investment derivative instruments as either an asset or a liability on the Company’s condensed consolidated balance sheets at fair value. The notional amounts of the foreign currency forward contracts were $3 billion and $2.5 billion as of December 31, 2012 and September 30, 2013, respectively. See Note 17 — “Subsequent Events” for additional information. The fair value of the foreign currency forward contract assets was $3 million as of December 31, 2012, and was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. The fair values of the foreign currency forward contracts were a $416 million asset and a $4 million liability as of September 30, 2013, and were included in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, on the Company’s condensed consolidated balance sheets. Pre-tax net gains of $3 million and $412 million were recorded as of December 31, 2012 and September 30, 2013, respectively, and were included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

Cash Flow Hedges. In May 2013, the Company began hedging a portion of its forecasted revenue from Yahoo Japan with forward contracts to reduce the risk that its expected future cash flows from Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. The Company entered into foreign currency forward contracts designated as cash flow hedges of varying maturities through January 31, 2014. For derivatives designated as cash flow hedges, the effective portion of the unrealized gains or losses on these forward contracts is recorded in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets and reclassified into revenue on the condensed consolidated statements of income when the underlying hedged revenue is recognized. If the cash flow hedges were to become ineffective, the ineffective portion would be immediately recorded in other income, net on the Company’s condensed consolidated statements of income. The cash flow hedges were considered to be effective as of September 30, 2013. The total notional amount of the foreign currency forward contracts was $82 million as of September 30, 2013. The fair value of the foreign currency forward contracts was a less than $1 million net asset as of September 30, 2013; the contracts’ fair value was included in prepaid expenses and other current assets and accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. A pre-tax net gain of less than $1 million was recorded as of September 30, 2013, which was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets. For both the three and nine months ended September 30, 2013, the Company recorded gains of less than $1 million, net of tax, for cash flow hedges, which were recorded in revenue in the condensed consolidated statements of income. The Company expects all of the forward contracts designated as cash flow hedges to be reclassified to revenue within fiscal year 2013, as it expects to recognize the hedged anticipated revenue related to these contracts by December 31, 2013.

Balance Sheet Hedges. The Company hedges its net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that its earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities, including intercompany transactions, which are denominated in foreign currencies. The Company recognizes balance sheet derivative instruments as either assets or liabilities on the Company’s condensed consolidated balance sheets at fair value. Changes in the fair value of these derivatives are recorded in other income, net on the Company’s condensed consolidated statements of income. The notional amounts of the foreign currency forward contracts were $356 million and $398 million as of December 31, 2012 and September 30, 2013, respectively. As of December 31, 2012, the fair value of the foreign currency forward contracts was a $5 million liability which was included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheet. As of September 30, 2013, the fair value of the foreign currency forward contracts was a $6 million net liability; the contracts’ fair value was included in prepaid expenses and other current assets and accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. Gains of $13 million and losses of $11 million were recorded for the three months ended September 30, 2012 and 2013, respectively, and were included in other income, net on the Company’s condensed consolidated statements of income. Gains of $8 million and losses of $7 million were recorded for the nine months ended September 30, 2012 and 2013, respectively, and were included in other income, net on the Company’s condensed consolidated statements of income. The Company paid $6 million in cash for settlement of certain foreign currency forward contracts during the nine months ended September 30, 2013.

Foreign currency forward contracts activity for the nine months ended September 30, 2013 was as follows (in millions):

	Beginning fair value	Settlement	Gain (loss) recorded in other income, net	Gain (loss) recorded in other comprehensive income		Gain (loss) recorded in revenue	Ending fair value
Derivatives designated as hedging instruments:
Net investment hedges	$3	—	$—	$409	(1)	$—	$412
Cash flow hedges	—	—	—	1	(2)	—	1
Derivatives not designated as hedging instruments:
Balance sheet hedges	(5)	6	(7)	—		—	(6)

(1)

This amount does not reflect the tax impact of $154 million recorded during the nine months ended September 30, 2013. The $255 million after tax impact of the gain recorded under other comprehensive income was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

(2)

This amount does not reflect the tax impact of less than $1 million recorded during the nine months ended September 30, 2013. The less than $1 million after tax impact of the gain was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

Note 10 CREDIT AGREEMENT

On October 19, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as Administrative Agent, and the other lenders party thereto from time to time. The Credit Agreement provides for a $750 million unsecured revolving credit facility for a term maturing October 18, 2013 and subject to an extension for additional 364-day periods in accordance with the terms and conditions of the Credit Agreement. The Company may elect to increase the revolving credit facility by up to $250 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds from borrowings under the Credit Agreement, if any, are expected to be used for general corporate purposes. Borrowings under the Credit Agreement will bear interest at a rate equal to, at the Company’s option, either (a) a customary London interbank offered rate (a “Eurodollar Rate”), or (b) a customary base rate (a “Base Rate”), in each case plus an applicable margin. During the three and nine months ended September 30, 2013, the applicable margin for borrowings under the Credit Agreement was based upon the leverage ratio of the Company and ranged from 1.25 percent to 1.50 percent with respect to Eurodollar Rate borrowings and 0.25 percent to 0.50 percent with respect to Base Rate borrowings. See Note 17 — “Subsequent Events” for additional information.

During the three months ended September 30, 2013, the Company borrowed $150 million under the Credit Agreement and subsequently repaid the amount within the same period. As of September 30, 2013, the Company was in compliance with the financial covenants in the Credit Agreement and no amounts were outstanding.

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

A summary of gross and net lease commitments as of September 30, 2013 was as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Three months ending December 31, 2013	$39	$(3)	$36
Years ending December 31,
2014	132	(11)	121
2015	108	(7)	101
2016	72	(1)	71
2017	53	—	53
2018	36	—	36
Due after 5 years	108	—	108

Total gross and net lease commitments	$548	$(22)	$526

Capital Lease Commitment
Three months ending December 31, 2013	$4
Years ending December 31,
2014	15
2015	12
2016	9
2017	9
2018	9
Due after 5 years	4

Gross lease commitment	$62
Less: interest	(16)

Net lease commitment included in capital lease and other long-term liabilities	$46

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent traffic acquisition costs (“TAC”), to its Affiliates. As of September 30, 2013, these commitments totaled $33 million, of which $22 million will be payable in the remainder of 2013, $9 million will be payable in 2014, $1 million will be payable in 2015, and $1 million will be payable in 2016.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $29 million through 2023.

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

As of September 30, 2013, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

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

Stockholder and Securities Matters. On June 14, 2007, a stockholder derivative action was filed in the United States District Court for the Central District of California by Jill Watkins against members of the board of directors (“Board”) and selected officers. The complaint filed by the plaintiff alleged breaches of fiduciary duties and corporate waste, similar to the allegations in a former class action relating to stock price declines during the period April 2004 to July 2006, and alleged violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On July 16, 2009, the plaintiff Watkins voluntarily dismissed the action against all defendants without prejudice. On July 17, 2009, plaintiff Miguel Leyte-Vidal, who had substituted in as plaintiff prior to the dismissal of the federal Watkins action, re-filed a stockholder derivative action in Santa Clara County Superior Court against members of the Board and selected officers. The Santa Clara County Superior Court derivative action purports to assert causes of action on behalf of the Company for violation of specified provisions of the California Corporations Code, for breaches of fiduciary duty regarding financial accounting and insider selling and for unjust enrichment. On October 23, 2013, the California Court of Appeal affirmed the Superior Court’s judgment in favor of all defendants following dismissal of plaintiff’s third amended complaint without leave to amend.

Since May 31, 2011, several related stockholder derivative suits were filed in the Santa Clara County Superior Court (“California Derivative Litigation”) and the United States District Court for the Northern District of California (“Federal Derivative Litigation”) purportedly on behalf of the Company against certain officers and directors of the Company and third parties. The California Derivative Litigation was filed by plaintiffs Cinotto, Lassoff, Zucker, and Koo, and consolidated under the caption In re Yahoo! Inc. Derivative Shareholder Litigation on June 24, 2011 and September 12, 2011. The Federal Derivative Litigation was filed by plaintiffs Salzman, Tawila, and Iron Workers Mid-South Pension Fund and consolidated under the caption In re Yahoo! Inc. Shareholder Derivative Litigation on October 3, 2011. The plaintiffs allege breaches of fiduciary duties, corporate waste, mismanagement, abuse of control, unjust enrichment, misappropriation of corporate assets, or contribution and seek damages, equitable relief, disgorgement and corporate governance changes in connection with Alibaba Group’s restructuring of its subsidiary Alipay.com Co., Ltd. (“Alipay”) and related disclosures. On June 7, 2012, the courts approved stipulations staying the California Derivative Litigation pending resolution of the Federal Derivative Litigation, and deferring the Federal Derivative Litigation pending a ruling on the motion to dismiss filed by the defendants in the related stockholder class actions, which are discussed below. On September 13, 2013, the Company filed a motion to extend that stay pending resolution of the appeal filed by the plaintiffs in the related stockholder class actions.

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

The Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters described above. The Company has also determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to the Company’s legal proceedings, including the matters described above other than the Mexico matter, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of December 31, 2012 and September 30, 2013 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo, its subsidiaries, directors, or officers in these matters, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against these claims.

Note 12 STOCKHOLDERS’ EQUITY AND EMPLOYEE BENEFITS

Employee Stock Purchase Plan. As of September 30, 2013, there was $5 million of unamortized stock-based compensation expense related to the Company’s Employee Stock Purchase Plan, which will be recognized over a weighted average period of 0.6 years.

Stock Options. The Company’s 1995 Stock Plan, the Directors’ Plan, stock-based awards assumed through acquisitions, and the Tumblr equity holdback are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans for the nine months ended September 30, 2013 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2012	38,092	$21.42
Options granted	42	$26.93
Options assumed	1,121	$7.39
Options exercised	(8,169)	$17.66
Options expired	(3,250)	$29.73
Options cancelled/forfeited	(1,013)	$15.20

Outstanding at September 30, 2013	26,823	$21.24

As of September 30, 2013, there was $22 million of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.5 years.

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options		Purchase Plan (1)
	Three Months Ended		Three Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate(2)	0.6%	0.8%	0.8%	0.1%
Expected volatility	31.2%	34.8%	31.2%	32.0%
Expected life (in years)(2)	4.00	3.17	1.86	0.25

	Stock Options		Purchase Plan (1)
	Nine Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate(2)	0.7%	0.6%	1.1%	0.1%
Expected volatility	31.9%	32.4%	33.1%	30.3%
Expected life (in years)(2)	4.03	3.47	1.46	0.25

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

Restricted Stock and Restricted Stock Units. Restricted stock and restricted stock unit activity under the Plans for the nine months ended September 30, 2013 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share
Awarded and unvested at December 31, 2012(*)	33,801	$17.63
Granted(*)	28,140	$23.34
Assumed	2,364	$26.24
Vested	(11,759)	$15.05
Forfeited	(5,805)	$17.33

Awarded and unvested at September 30, 2013(*)	46,741	$22.19

(*)	Includes the maximum number of shares issuable under the Company’s performance-based restricted stock unit awards.

As of September 30, 2013, there was $542 million of unamortized stock-based compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.4 years.

During the nine months ended September 30, 2012 and 2013, 8.8 million shares and 11.8 million shares, respectively, that were subject to previously granted restricted stock units vested. These vested restricted stock units were net share settled. During the nine months ended September 30, 2012 and 2013, the Company withheld 3.2 million shares and 4.3 million shares, respectively, based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $48 million and $106 million, respectively, for the nine months ended September 30, 2012 and 2013 and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Performance-Based Executive Incentive Equity Awards. The financial performance stock options awarded by the Company in November 2012 include multiple performance periods. In January 2013, the Compensation and Leadership Development Committee of the Board (the “Compensation Committee”) established performance goals under these stock options for the first performance period (the six months ended June 30, 2013) and the second performance period (the full year ending December 31, 2013). These options are held by Ms. Mayer, Mr. de Castro and Mr. Goldman (the first performance period for Mr. Goldman is the full year ending December 31, 2013). The number of stock options that ultimately vest for each performance period will range from 0 percent to 100 percent of the target amount for such period stated in each executive’s award agreement based on the Company’s performance. The financial performance metrics (and their weightings) under the performance options are revenue ex-TAC (50 percent), operating income (30 percent) and free cash flow (20 percent). The financial performance goals for each metric are established at the beginning of each performance period and, accordingly, the portion (or “tranche”) of the award related to each performance period is treated as a separate grant for accounting purposes. The grant date fair values of the first and second tranches of the November 2012 financial performance stock options were $12 million and $14 million, respectively, and are being recognized over six and twelve month service periods, respectively. The Company began recording stock-based compensation expense for these tranches in January 2013, when the financial performance goals were established and approved.

In February 2013, the Compensation Committee approved additional long-term performance-based incentive equity awards to Ms. Mayer and other senior officers. These restricted stock units generally will be eligible to vest in equal annual tranches over four years (three years for Ms. Mayer) based on the Company’s attainment of annual financial performance goals as well as the executive’s continued employment through the vesting date. The number of restricted stock units that ultimately vest each year will range from 0 percent to 200 percent of the annual target amount stated in each executive’s award agreement based on the Company’s performance. The annual financial performance metrics and goals are established at the beginning of each fiscal year and, accordingly, the tranche of the award related to each annual performance period goal is treated as a separate annual grant for accounting purposes. In February 2013, financial performance metrics and goals were established for the first performance period (the fiscal year ending December 31, 2013). The financial performance metrics (and their weightings) for fiscal year 2013 are revenue ex-TAC (60 percent), operating income (20 percent) and free cash flow (20 percent). The grant date fair value of the first tranche of the February 2013 annual financial performance restricted stock unit grants was $9 million and is being recognized over a one-year service period.

Stock Repurchases. In May 2012, the Board authorized a stock repurchase program allowing the Company to repurchase up to $5 billion of its outstanding shares of common stock from time to time. The May 2012 repurchase program, according to its terms, will expire in June 2015 unless revoked earlier by the Board. The aggregate amount remaining available under the May 2012 repurchase program was approximately $324 million at September 30, 2013. Repurchases under the repurchase program may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the nine months ended September 30, 2013, the Company repurchased approximately 123 million shares of its common stock under this stock repurchase program at an average price of $25.41 per share for a total of $3.1 billion. These repurchases included the Company’s repurchase of 40 million shares of its common stock beneficially owned by Third Point LLC on July 25, 2013. These shares were repurchased pursuant to a Purchase Agreement entered into on July 22, 2013, prior to the market opening for trading in Yahoo stock, at $29.11 per share, which was the closing price of the Company’s common stock on July 19, 2013. The total purchase price for these shares was $1.164 billion. The repurchase transaction was funded primarily with cash as well as borrowings of $150 million under the Company’s unsecured revolving credit facility.

Note 13 RESTRUCTURING CHARGES (REVERSALS), NET

Restructuring charges (reversals), net was comprised of the following (in thousands):

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total
Employee severance pay and related costs	$(44)	$11,511	$—	$11,467	$3,617	$102,577	$—	$106,194
Non-cancelable lease, contract terminations, and other charges	2,104	9,332	—	11,436	6,360	9,949	—	16,309
Other non-cash charges	—	1,824	—	1,824	—	40,462	—	40,462

Sub-total before reversal of stock-based compensation expense	2,060	22,667	—	24,727	9,977	152,988	—	162,965
Reversal of stock-based compensation expense for forfeitures	—	—	—	—	—	(3,429)	—	(3,429)

Restructuring charges, net	$2,060	$22,667	$—	$24,727	$9,977	$149,559	$—	$159,536

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total
Employee severance pay and related costs	$(20)	$(2,807)	$—	$(2,827)	$(459)	$(15,784)	$(103)	$(16,346)
Non-cancelable lease, contract terminations, and other charges	2,217	33	1	2,251	11,652	131	(44)	11,739
Other non-cash charges	—	—	—	—	—	—	547	547

Restructuring charges (reversals), net	$2,197	$(2,774)	$1	$(576)	$11,193	$(15,653)	$400	$(4,060)

Although the Company does not allocate restructuring charges to its segments, the amounts of the restructuring charges relating to each segment are presented below.

Restructuring Plans Prior to 2012. Prior to 2012, the Company implemented workforce reductions, a strategic realignment, and consolidation of certain real estate facilities and data centers to reduce its cost structure, align resources with its product strategy, and improve efficiency. During the three and nine months ended September 30, 2012, the Company recorded total pre-tax cash charges of $2 million and $10 million, respectively, in severance, facility, and other related costs under these restructuring plans, the majority of which related to the Americas segment.

During the three and nine months ended September 30, 2013, the Company incurred total pre-tax cash charges of $2 million and $11 million, respectively, in severance, facility, and other related costs under these restructuring plans. The $2 million recorded for the three months ended September 30, 2013 was primarily related to the Americas segment. Of the $11 million recorded for the nine months ended September 30, 2013, $7 million related to the Americas segment and $4 million related to the EMEA segment.

Q2’12 Restructuring Plan. During the second quarter of 2012, the Company began implementing the Q2’12 Restructuring Plan to reduce its worldwide workforce by approximately 2,000 employees and to consolidate certain real estate and data center facilities. During the three months ended September 30, 2012, the Company recorded total pre-tax cash charges of $35 million in severance- and facility-related costs and $2 million in non-cash facility and other asset impairment charges. Those total pre-tax charges were offset by a reversal of $14 million for adjustments to original estimates in severance-related costs, primarily as a result of redeployments and voluntary resignations of employees prior to their planned severance dates. Of the $23 million in restructuring charges, net recorded in the three months ended September 30, 2012, $11 million related to the Americas segment and $12 million related to the EMEA segment. During the nine months ended September 30, 2012, the Company recorded total pre-tax cash charges of $127 million in severance- and facility-related costs and $40 million in non-cash facility and other asset impairment charges under this restructuring plan. The total pre-tax charges during the nine months ended September 30, 2012 were offset by a reversal of $17 million for adjustments to original estimates. Of the $150 million in restructuring charges, net, recorded in the nine months ended September 30, 2012, $97 million related to the Americas segment, $47 million related to the EMEA segment, and $6 million related to the Asia Pacific segment.

During the three months ended September 30, 2013, the Company recorded a net reversal of $3 million for severance-related cost reversals due to changes to original estimates and redeployments and voluntary resignations of employees prior to their planned severance dates. During the nine months ended September 30, 2013, the Company recorded $6 million in severance- and facility-related costs which were offset by a credit of $22 million for severance-related reversals due to adjustments to original estimates as a result of redeployments and voluntary resignations of employees prior to their planned severance dates. Of the $3 million credit in restructuring charges, net, recorded in the three months ended September 30, 2013, $2 million related to the EMEA segment and $1 million related to the Asia Pacific segment. Of the $16 million credit in restructuring charges, net, recorded in the nine months ended September 30, 2013, $8 million related to the Americas segment, $7 million related to the EMEA segment, and $1 million related to the Asia Pacific segment.

Q4’12 Korea Business Closure. During the fourth quarter of 2012, the Company decided to close its Korea business by the end of 2012 to streamline its operations and focus its resources. During both the three and nine months ended September 30, 2013, the Company recorded net pre-tax charges of less than $1 million in severance, facility and contract termination costs related to the Asia Pacific segment.

Restructuring Accruals. The $30 million restructuring liability as of September 30, 2013 consisted of $2 million for employee severance pay expenses, which the Company expects to pay out by the end of the fourth quarter of 2013, and $28 million relating to non-cancelable lease and contract termination costs, which the Company expects to pay over the terms of the related obligations which extend to the fourth quarter of 2021.

The Company’s restructuring accrual activity for the nine months ended September 30, 2013 is summarized as follows (in thousands):

	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total
Balance as of January 1, 2013	$27,716	$35,049	$10,102	$72,867

Employee severance pay and related costs	28	6,271	443	6,742
Non-cancelable lease, contract termination, and other charges	12,127	131	1,227	13,485
Other non-cash charges	—	—	547	547
Changes in estimates and reversals of previous charges	(962)	(22,055)	(1,817)	(24,834)

Restructuring charges (reversals), net for the nine months ended September 30, 2013	$11,193	$(15,653)	$400	$(4,060)
Cash paid	(13,424)	(15,358)	(9,045)	(37,827)
Other non-cash charges	—	—	(547)	(547)
Foreign currency	142	(250)	(171)	(279)

Balance as of September 30, 2013	$25,627	$3,788	$739	$30,154

Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2012	September 30, 2013
Americas	$42,689	$20,190
EMEA	18,144	8,851
Asia Pacific	12,034	1,113

Total restructuring accruals	$72,867	$30,154

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

The effective tax rate reported for the three months ended September 30, 2013 was 32 percent compared to 37 percent for the same period in 2012. The effective tax rate reported for the nine months ended September 30, 2013 was 24 percent compared to 37 percent for the same period in 2012. The effective tax rates for the three and nine months ended September 30, 2012 were higher than for the corresponding periods in 2013, because they included the tax expense associated with the Company’s taxable gain from the sale of Alibaba Group Shares in September 2012. The lower effective tax rates for the three and nine months ended September 30, 2013 were also related to a reduction of tax reserves that were recorded as tax audits were favorably settled and a tax benefit from the resolution of certain tax matters associated with a one-time foreign earnings distribution made in 2012 as described below.

The conclusion of the 2005 and 2006 IRS tax audit and certain foreign tax audits had the effect of increasing the foreign tax credits available to offset the tax from the distribution of foreign earnings made during the three months ended September 30, 2012 as described below. The increased foreign tax credits and the tax benefit relating to the resolution of certain tax matters associated with a one-time foreign earnings distribution made during the quarter ended September 30, 2012 mentioned above, resulted in a tax benefit during the nine months ended September 30, 2013 of approximately $31 million.

The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. This change resulted in a 2012 tax benefit of approximately $11 million, which was recognized over the nine months ended September 30, 2013.

The U.S. Department of the Treasury issued final regulations on the deduction and capitalization of expenditures related to tangible property for income tax purposes. These regulations apply to the Company’s tax year beginning on January 1, 2014. The Company is currently assessing the financial statement impact of these regulations.

In connection with a review of the Company’s cash position and anticipated cash needs for investment in the Company’s core business, including potential acquisitions, capital expenditures and stock repurchases, the Company made a one-time repatriation of cash from certain of its consolidated foreign subsidiaries in 2012. The remaining undistributed foreign earnings of approximately $2 billion plus all subsequent earnings will continue to be indefinitely reinvested going forward. As of September 30, 2013, those earnings are approximately $2.5 billion in total and are principally related to Yahoo Japan.

During the nine months ended September 30, 2013, the Company settled the income tax examination for the 2005 and 2006 returns with the IRS Appeals Division. That settlement resulted in a reduction of tax reserves. The income tax examination for the 2007 and 2008 returns is currently under protest with the IRS Appeals Division relating to certain proposed adjustments to the Company’s intercompany transfer pricing methodology. The Company’s 2009 and 2010 returns are currently under IRS examination.

As of September 30, 2013, the Company’s 2005 through 2008 tax returns are also under various stages of audit by the California Franchise Tax Board. While the California Franchise Tax Board has not reached any conclusions on the 2007 and 2008 returns, the Company has protested the proposed California Franchise Tax Board’s adjustments to the 2005 and 2006 returns. The Company is also in various stages of examination and appeal in connection with its taxes in foreign jurisdictions, which generally span tax years 2005 through 2011.

The Company’s gross amount of unrecognized tax benefits as of September 30, 2013 was $703 million, of which $621 million is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of September 30, 2013 decreased by $24 million from the recorded balance as of December 31, 2012. It is difficult to determine when the examinations will be settled or their final outcomes; however, certain audits in various jurisdictions related to multinational income tax issues are expected to be resolved in the foreseeable future. As a result, it is reasonably possible that the unrecognized tax benefits could be reduced by up to approximately $24 million in the next twelve months. The Company believes that it has adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Company may have additional tax liabilities in China related to the sale to Alibaba Group of 523 million Alibaba Group Shares that took place during the year ended December 31, 2012. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S.

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

Note 15 SEGMENTS

The Company continues to manage its business geographically. The primary areas of measurement and decision-making are currently Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. Management relies on an internal reporting process that provides revenue ex-TAC, which is defined as revenue less TAC, direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, the Company’s segments. Tumblr, which the Company acquired during June 2013, is included as part of the Americas for segment reporting purposes.

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Revenue by segment:
Americas	$843,731	$850,935	$2,501,515	$2,521,667
EMEA	96,473	89,156	358,534	281,367
Asia Pacific	261,528	198,882	780,710	611,551

Total Revenue	$1,201,732	$1,138,973	$3,640,759	$3,414,585

TAC by segment:
Americas	$41,289	$36,435	$130,154	$111,077
EMEA	17,399	9,929	97,248	32,837
Asia Pacific	54,141	12,100	166,543	44,934

Total TAC	$112,829	$58,464	$393,945	$188,848

Revenue ex-TAC by segment:
Americas	$802,442	$814,500	$2,371,361	$2,410,590
EMEA	79,074	79,227	261,286	248,530
Asia Pacific	207,387	186,782	614,167	566,617

Total Revenue ex-TAC	$1,088,903	$1,080,509	$3,246,814	$3,225,737

Direct costs by segment(1):
Americas	189,345	171,285	550,080	513,677
EMEA	39,167	39,922	120,665	119,766
Asia Pacific	56,329	47,583	164,068	152,264
Global operating costs(2)(3)	396,269	490,594	1,228,686	1,354,118
Depreciation and amortization	169,511	158,216	480,498	480,797
Stock-based compensation expense	61,366	80,726	166,903	193,467
Restructuring charges (reversals), net	24,727	(576)	159,536	(4,060)

Income from operations	$152,189	$92,759	$376,378	$415,708

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

(3)	The net cost reimbursements from Microsoft pursuant to the Search Agreement are primarily included in global operating costs.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Capital expenditures, net:
Americas	$122,812	$70,044	$302,139	$210,521
EMEA	9,238	2,817	22,599	8,481
Asia Pacific	7,815	4,792	31,049	10,308

Total capital expenditures, net	$139,865	$77,653	$355,787	$229,310

	December 31, 2012	September 30, 2013
Property and equipment, net:
Americas:
U.S	$1,483,225	$1,383,769
Other	1,869	1,428

Total Americas	$1,485,094	$1,385,197

EMEA	59,416	48,183
Asia Pacific	141,335	102,982

Total property and equipment, net	$1,685,845	$1,536,362

See Note 13 —“Restructuring Charges (Reversals), Net” for additional information regarding segments.

Enterprise Wide Disclosures:

The following table presents revenue for groups of similar services (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Display	$506,002	$469,932	$1,552,191	$1,396,745
Search	472,537	435,192	1,403,903	1,278,081
Other	223,193	233,849	684,665	739,759

Total revenue	$1,201,732	$1,138,973	$3,640,759	$3,414,585

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Revenue:
U.S.	$800,984	$812,048	$2,379,955	$2,401,527
International	400,748	326,925	1,260,804	1,013,058

Total revenue	$1,201,732	$1,138,973	$3,640,759	$3,414,585

Revenue is attributed to individual countries according to the online property that generated the revenue. No single foreign country was material to revenue for the three or nine months ended September 30, 2012 and 2013.

Note 16 SEARCH AGREEMENT WITH MICROSOFT CORPORATION

On December 4, 2009, the Company entered into the Search Agreement with Microsoft, which provides for Microsoft to be the exclusive algorithmic and paid search services provider on Yahoo Properties and non-exclusive provider of such services on Affiliate sites. The Company also entered into a License Agreement with Microsoft. Under the License Agreement, Microsoft acquired an exclusive 10-year license to the Company’s core search technology and has the ability to integrate this technology into its existing Web search platforms. On February 18, 2010, the Company received regulatory clearance from both the U.S. Department of Justice and the European Commission and on February 23, 2010 the Company commenced implementation of the Search Agreement on a market-by-market basis. Under the Search Agreement, the Company is the exclusive worldwide relationship sales force for both companies’ premium search advertisers, which include advertisers meeting certain spending or other criteria, advertising agencies that specialize in or offer search engine marketing services and their clients, and resellers and their clients seeking assistance with their paid search accounts. The term of the Search Agreement is 10 years from February 23, 2010, subject to earlier termination as provided in the Search Agreement. Approximately 27 percent and 24 percent of the Company’s revenue for the three and nine months ended September 30, 2012, respectively, was attributable to the Search Agreement, and approximately 31 percent and 30 percent of the Company’s revenue for the three and nine months ended September 30, 2013, respectively, was attributable to the Search Agreement.

During the first five years of the term of the Search Agreement, in the transitioned markets, the Company is entitled to receive 88 percent of the revenue generated from Microsoft’s services on Yahoo Properties (the “Revenue Share Rate”) and the Company is also entitled to receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue. For new Affiliates during the term of the Search Agreement, and for all Affiliates after the first five years of such term, the Company will receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue and certain Microsoft costs are deducted. On February 23, 2015 (the fifth anniversary of the date that implementation of the

Search Agreement commenced), Microsoft will have the option to terminate the Company’s sales exclusivity for premium search advertisers. If Microsoft exercises this option, the Revenue Share Rate will increase to 93 percent for the remainder of the term of the Search Agreement, unless the Company exercises its option to retain the Company’s sales exclusivity, in which case the Revenue Share Rate would be reduced to 83 percent for the remainder of the term. If Microsoft does not exercise such option, the Revenue Share Rate will be 90 percent for the remainder of the term of the Search Agreement. In the transitioned markets, the Company reports as revenue the 88 percent revenue share as the Company is not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft. As of December 31, 2012 and September 30, 2013, the Company had collected total amounts of nil and $24 million, respectively, on behalf of Microsoft and Affiliates, which was included in cash and cash equivalents with a corresponding liability in accrued expenses and other current liabilities. The Company’s 88 percent share in connection with the Search Agreement, which is included in accounts receivable, net, was $258 million and $251 million as of December 31, 2012 and September 30, 2013, respectively.

Under the Search Agreement, for each market, Microsoft generally guarantees Yahoo’s revenue per search (“RPS Guarantee”) on Yahoo Properties only for 18 months after the transition of paid search services to Microsoft’s platform in that market based on the difference in revenue per search between the pre-transition and post-transition periods and certain other factors. The Company records the RPS Guarantee as search revenue in the quarter the amount becomes fixed, which is typically the quarter in which the associated shortfall in revenue per search occurred. In the fourth quarter of 2011, Microsoft agreed to extend the RPS Guarantee in the U.S. and Canada through March 2013, and in the second quarter of 2013, Microsoft extended the RPS Guarantee in the U.S. through March 2014. In June 2013, Microsoft and Yahoo agreed upon the RPS Guarantee payment amounts to be paid to the Company for the quarters ended December 31, 2012, March 31, 2013 and June 30, 2013. The Company also agreed to fixed quarterly payments in lieu of the RPS Guarantee in the U.S. for the quarters ending September 30, 2013, December 31, 2013 and March 31, 2014. In addition, the Company agreed to waive its right to receive any future RPS Guarantee payments in all other markets except Taiwan and Hong Kong.

The Company completed the transition of its algorithmic and paid search platforms to the Microsoft platform in the U.S. and Canada in the fourth quarter of 2010. In 2011, the Company completed the transition of algorithmic search in all other markets and the transition of paid search in India. In 2012, the Company completed the transition of paid search in most of the EMEA markets as well as six markets in Latin America. In the second quarter of 2013, the Company completed the transition of paid search in Brazil. In the third quarter of 2013, the Company completed the transition of paid search in six markets in Southeast Asia. The market-by-market transition of the Company’s paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through 2013 and possibly into 2014.

In September 2013, the Company advised Microsoft that we were delaying the transition of paid search in Taiwan and Hong Kong. Microsoft disagreed with the delay and initiated an emergency arbitration under the Search Agreement. The arbitrator enjoined the Company from continuing the delay and directed the Company to complete the transition of Taiwan and Hong Kong in October and November, respectively. The Company sought to vacate the arbitrator’s award in the United States District Court for the Southern District of New York, but the District Court issued an order denying the Company’s petition to vacate. The Company then filed a notice of appeal to the United States Court of Appeals for the Second Circuit, together with a motion to stay enforcement of the District Court’s order pending the appeal. The Second Circuit granted a temporary stay of enforcement of the District Court’s order, but on November 7, 2013, denied the continuation of the stay pending appeal. The Company is working with Microsoft on a transition schedule.

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft is required under the Search Agreement to reimburse the Company for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. The Company’s results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $17 million and $51 million for the three and nine months ended September 30, 2012, respectively, and $11 million and $42 million for the three and nine months ended September 30, 2013, respectively. Search operating cost reimbursements began during the quarter ended March 31, 2010 and will, subject to specified exclusions and limitations, continue until the Company has fully transitioned to Microsoft’s platform.

Reimbursement receivables are recorded as the reimbursable costs are incurred and are applied against the operating expense categories in which the costs were incurred. Of the total amounts incurred during the year ended December 31, 2012 and the nine months ended September 30, 2013, the total reimbursements not yet received from Microsoft of $5 million and $8 million, respectively, were classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of December 31, 2012 and September 30, 2013, respectively.

Note 17 SUBSEQUENT EVENTS

Stock Repurchase Transactions. From October 1, 2013 through November 12, 2013, the Company repurchased approximately 1.2 million shares of its common stock at an average price of $33.37 per share, for a total of $41 million.

Net Investment Hedge. In October 2013, the Company received $158 million in cash for the settlement of certain foreign exchange forward contracts designated as net investment hedges reducing the outstanding notional amount to $2.3 billion.

Amendment to Share Repurchase and Preference Share Sale Agreement with Alibaba Group. The Company, Yahoo! Hong Kong Holdings Limited (“YHK”) and Alibaba Group entered into a Second Amendment to the Share Repurchase and Preference Share Sale Agreement, dated as of October 14, 2013. The amendment reduced the maximum number of Shares of Alibaba Group that Yahoo is required to sell in connection with a Qualified IPO of Alibaba Group from 261.5 million Shares to 208.0 million Shares.

Amendment No. 1 to Credit Agreement. On October 10, 2013, the Company entered into Amendment No. 1 to its Credit Agreement. Amendment No. 1 extends the termination date of the Credit Agreement from October 18, 2013 to October 9, 2014. The Credit Agreement, as amended, continues to provide for a $750 million unsecured revolving credit facility, subject to increase by up to $250 million in accordance with its terms. There are no borrowings currently outstanding under the Credit Agreement.

Patent Sale Agreement. Subsequent to September 30, 2013, the Company entered into a patent sale agreement pursuant to which the Company sold certain patents for an aggregate consideration of $70 million.

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

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo,” the “Company,” “we,” or “us”), is focused on making the world’s daily habits inspiring and entertaining. By creating highly personalized experiences for our users, we keep people connected to what matters most to them, across devices and around the world. In turn, we create value for advertisers by connecting them with the audiences that build their businesses. Advertisers can build their businesses through advertising to targeted audiences on our online properties and services (“Yahoo Properties”), or through our distribution network of third-party entities (“Affiliates”) who integrate our advertising offerings into their Websites or other offerings (those Websites and other offerings, “Affiliate sites”).

Our offerings to users on Yahoo Properties currently fall into four categories: Yahoo.com; Communications; User-Generated Content; and Mobile & Emerging Products. We manage and measure our business geographically, principally in the Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(dollars in thousands)

Revenue	$1,201,732	$1,138,973	$3,640,759	$3,414,585
Revenue ex-TAC	$1,088,903	$1,080,509	$3,246,814	$3,225,737
Income from operations(*)	$152,189	$92,759	$376,378	$415,708
Adjusted EBITDA	$407,793	$331,125	$1,189,815	$1,085,912
Net income attributable to Yahoo! Inc.	$3,160,238	$296,656	$3,673,212	$1,018,091
Net cash provided by operating activities	$1,046,308	$298,010	$1,618,321	$847,520
Free cash flow	$920,424	$249,037	$1,209,637	$530,345

(*) Includes:

Stock-based compensation expense	$61,366	$80,726	$166,903	$193,467
Restructuring charges (reversals), net	$24,727	$(576)	$159,536	$(4,060)

Revenue ex-TAC (a Non-GAAP Financial Measure)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2012	2013		2012	2013
	(dollars in thousands)

Revenue	$1,201,732	$1,138,973	(5)%	$3,640,759	$3,414,585	(6)%
Less: TAC	112,829	58,464	(48)%	393,945	188,848	(52)%

Revenue ex-TAC	$1,088,903	$1,080,509	(1)%	$3,246,814	$3,225,737	(1)%

For the three and nine months ended September 30, 2013, revenue ex-TAC decreased 1 percent compared to the same periods of 2012, due to a decline in display revenue ex-TAC partially offset by an increase in search and other revenue ex-TAC.

Adjusted EBITDA (a Non-GAAP Financial Measure)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2012	2013		2012	2013
	(dollars in thousands)
Net income attributable to Yahoo! Inc.	$3,160,238	$296,656	(91)%	$3,673,212	$1,018,091	(72)%
Depreciation and amortization	169,511	158,216	(7)%	480,498	480,797	—
Stock-based compensation expense	61,366	80,726	32%	166,903	193,467	16%
Restructuring charges (reversals), net	24,727	(576)	(102)%	159,536	(4,060)	(103)%
Other income, net	(4,607,656)	(5,370)	(100)%	(4,630,109)	(46,048)	(99)%
Provision for income taxes	1,774,094	31,891	(98)%	1,857,036	111,894	(94)%
Earnings in equity interests	(175,265)	(232,756)	33%	(527,499)	(675,034)	28%
Net income attributable to noncontrolling interests	778	2,338	201%	3,738	6,805	82%
Deal costs related to the sale of Alibaba Group shares	—	—	—	6,500	—	(100)%

Adjusted EBITDA	$407,793	$331,125	(19)%	$1,189,815	$1,085,912	(9)%

Percentage of revenue ex-TAC(1)(2)	37%	31%		37%	34%

(1)	Revenue ex-TAC is calculated as GAAP revenue less TAC.

(2)

Net income attributable to Yahoo! Inc. as a percentage of GAAP revenue for the three and nine months ended September 30, 2013 was 26 percent and 30 percent, respectively. Net income attributable to Yahoo! Inc. as a percentage of GAAP revenue for the three and nine months ended September 30, 2012 was 263 percent and 101 percent, respectively.

For the three and nine months ended September 30, 2013, adjusted EBITDA decreased 19 percent and 9 percent, respectively, compared to the same periods of 2012, mainly due to a decline in revenue ex-TAC and an increase in global operating costs, which was partially offset by a decline in direct costs in the Americas and Asia Pacific regions.

Free Cash Flow (a Non-GAAP Financial Measure)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(dollars in thousands)

Net cash provided by operating activities	$1,046,308	$298,010	$1,618,321	$847,520
Acquisition of property and equipment, net	(139,865)	(77,653)	(355,787)	(229,310)
Dividends received from equity investees	—	—	(83,648)	(135,058)
Excess tax benefits from stock-based awards	13,981	28,680	30,751	47,193

Free cash flow	$920,424	$249,037	$1,209,637	$530,345

For the three and nine months ended September 30, 2013, free cash flow decreased $671 million, or 73 percent, and $679 million, or 56 percent, respectively, compared to the same periods of 2012. The decrease for both periods was primarily attributable to a decline in cash provided by operating activities due to a payment of $550 million from Alibaba Group Holding Limited (“Alibaba Group”) related to a technology and intellectual property license, which was included in 2012, for which no similar transactions occurred in 2013. This was partially offset by a decline in capital expenditures in both the three and nine months ended September 30, 2013, as compared to the same periods of 2012.

Non-GAAP Financial Measures

Revenue ex-TAC

Revenue ex-TAC is a non-GAAP financial measure defined as GAAP revenue less TAC. TAC consists of payments made to Affiliates that have integrated our advertising offerings into their sites and payments made to companies that direct consumer and business traffic to Yahoo Properties. Based on the terms of the Search Agreement with Microsoft described under “Significant Transactions” below, Microsoft retains a revenue share of 12 percent of the net (after TAC) search revenue generated on Yahoo Properties and Affiliate sites in transitioned markets. We report the net revenue we receive under the Search Agreement as revenue and no longer present the associated TAC. Accordingly, for transitioned markets we report GAAP revenue associated with the Search Agreement on a net (after TAC) basis rather than a gross basis. For markets that have not yet transitioned, revenue continues to be recorded on a gross (before TAC) basis, and TAC is recorded as a part of operating expenses.

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

Significant Transactions

Acquisition of Tumblr

On June 19, 2013, we completed the acquisition of Tumblr, Inc. (“Tumblr”), a blog-hosting website that allows users to post their own content as well as follow or re-blog posts made by other users. The acquisition of Tumblr brings a community of new users to the Yahoo network. The total purchase price of approximately $990 million consisted mainly of cash consideration. See Note 4— “Acquisitions” in the Notes to our condensed consolidated financial statements for additional information.

Initial Repurchase of Alibaba Group Holding Limited Ordinary Shares

See Note 8—“Investments in Equity Interests” in the Notes to our condensed consolidated financial statements for information regarding the repurchase by Alibaba Group of 523 million of the 1,047 million ordinary shares of Alibaba Group (the “Shares”) owned by us (the “Initial Repurchase”) pursuant to the terms of a Share Repurchase and Preference Share Sale Agreement (as amended on September 11, 2012 and October 14, 2013, the “Repurchase Agreement”).

In September 2012, we received net cash proceeds after the payment of taxes and fees from the Initial Repurchase and the $550 million TIPLA payment of approximately $4.3 billion. We committed to return $3.65 billion of these after-tax proceeds to shareholders and have now completed this commitment.

In connection with the Initial Repurchase, we also received $800 million in Alibaba Group Preference Shares. On May 16, 2013, we received $846 million in cash from Alibaba Group to redeem the Alibaba Group Preference Shares. The cash received represented the redemption value, which included the stated value of $800 million plus accrued dividends of $46 million.

The Company, Yahoo! Hong Kong Holdings Limited (“YHK”) and Alibaba Group entered into a Second Amendment to the Share Repurchase and Preference Share Sale Agreement, dated as of October 14, 2013. The amendment reduced the maximum number of Shares of Alibaba Group that we are required to sell in connection with a Qualified IPO of Alibaba Group from 261.5 million Shares to 208.0 million Shares.

Search Agreement with Microsoft Corporation

On December 4, 2009, we entered into a Search and Advertising Services and Sales Agreement (the “Search Agreement”) with Microsoft Corporation (“Microsoft”), which provides for Microsoft to be the exclusive algorithmic and paid search services provider on Yahoo Properties and non-exclusive provider of such services on Affiliate sites. We also entered into a License Agreement with Microsoft pursuant to which Microsoft acquired an exclusive 10-year license to our core search technology that it will be able to integrate into its existing Web search platforms. The global transition of our algorithmic and paid search platforms to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are being done on a market-by-market basis.

During the first five years of the Search Agreement, in transitioned markets, we are entitled to receive 88 percent of the revenue generated from Microsoft’s services on Yahoo Properties. We are also entitled to receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue. In the transitioned markets, for search revenue generated from Microsoft’s services on Yahoo Properties and Affiliate sites, we report as revenue the 88 percent revenue share, as we are not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft. For new Affiliates during the term of the Search Agreement, and for all Affiliates after the first five years of such term, we will receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue and certain Microsoft costs are deducted. On February 23, 2015 (the fifth anniversary of the date that implementation of the Search Agreement commenced), Microsoft will have the option to terminate our sales exclusivity for premium search advertisers. If Microsoft exercises its option, the revenue share rate will increase to 93 percent for the remainder of the term of the Search Agreement, unless we exercise our option to retain our sales exclusivity, in which case the revenue share rate would be reduced to 83 percent for the remainder of the term. If Microsoft does not exercise such option, the revenue share rate will be 90 percent for the remainder of the term of the Search Agreement. The term of the Search Agreement is 10 years from February 23, 2010, subject to earlier termination as provided in the Search Agreement.

Under the Search Agreement, for each market, Microsoft generally guarantees Yahoo’s revenue per search (“RPS Guarantee”) on Yahoo Properties only for 18 months after the transition of paid search services to Microsoft’s platform in that market based on the difference in revenue per search between the pre-transition and post-transition periods and certain other factors. We record the RPS Guarantee as search revenue in the quarter the amount becomes fixed, which is typically the quarter in which the associated shortfall in revenue per search occurred. In the fourth quarter of 2011, Microsoft agreed to extend the RPS Guarantee in the U.S. and Canada through March 2013, and in the second quarter of 2013, Microsoft extended the RPS Guarantee in the U.S. through March 2014. In June 2013, Microsoft and we agreed upon the RPS Guarantee payment amounts to be paid to us for the quarters ended December 31, 2012, March 31, 2013 and June 30, 2013. We also agreed to fixed quarterly payments in lieu of the RPS Guarantee in the U.S. for the quarters ending September 30, 2013, December 31, 2013 and March 31, 2014. In addition, we agreed to waive our right to receive any future RPS Guarantee payments in all other markets except Taiwan and Hong Kong. We do not expect the remaining quarterly payments from Microsoft and any RPS Guarantee payments for Taiwan and Hong Kong to have a material impact on our expected future revenue.

We completed the transition of our algorithmic and paid search platforms to the Microsoft platform in the U.S. and Canada in the fourth quarter of 2010. In 2011, we completed the transition of algorithmic search in all other markets and the transition of paid search in India. In 2012, we completed the transition of paid search in most of the EMEA markets as well as six markets in Latin America. In the second quarter of 2013, we completed the transition of paid search in Brazil. In the third quarter of 2013, we completed the transition of paid search in six markets in Southeast Asia. The market-by-market transition of our paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through 2013 and possibly into 2014.

In September 2013, the Company advised Microsoft that we were delaying the transition of paid search in Taiwan and Hong Kong. Microsoft disagreed with the delay and initiated an emergency arbitration under the Search Agreement. The arbitrator enjoined the Company from continuing the delay and directed the Company to complete the transition of Taiwan and Hong Kong in October and November, respectively. The Company sought to vacate the arbitrator’s award in the United States District Court for the Southern District of New York, but the District Court issued an order denying the Company’s petition to vacate. The Company then filed a notice of appeal to the United States Court of Appeals for the Second Circuit, together with a motion to stay enforcement of the District Court’s order pending the appeal. The Second Circuit granted a temporary stay of enforcement of the District Court’s order, but on November 7, 2013, denied the continuation of the stay pending appeal. The Company is working with Microsoft on a transition schedule.

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft is required under the Search Agreement to reimburse us for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. Our results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $17 million and $51 million for the three and nine months ended September 30, 2012, respectively, and $11 million and $42 million for the three and nine months ended September 30, 2013, respectively. Search operating cost reimbursements are expected to decline as we fully transition all markets and, in the long term, the underlying expenses are not expected to be incurred under our cost structure.

We record receivables for the reimbursements as costs are incurred and apply them against the operating expense categories in which the costs were incurred. Of the total amounts incurred during the year ended December 31, 2012 and the nine months ended September 30, 2013, the total reimbursements not yet received from Microsoft of $5 million and $8 million, were classified as part of prepaid expenses and other current assets on our condensed consolidated balance sheets as of December 31, 2012 and September 30, 2013, respectively.

See Note 16 — “Search Agreement with Microsoft Corporation” in the Notes to our condensed consolidated financial statements for additional information.

Results of Operations

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2012	2013		2012	2013
	(dollars in thousands)
Revenue for groups of similar services:
Display
Yahoo Properties	$446,669	$421,378	(6)%	$1,417,004	$1,251,781	(12)%
Affiliate Sites	59,333	48,554	(18)%	135,187	144,964	7%

Total Display revenue	$506,002	$469,932	(7)%	$1,552,191	$1,396,745	(10)%

Search
Yahoo Properties	$311,060	$345,428	11%	$881,435	$994,974	13%
Affiliate Sites	161,477	89,764	(44)%	522,468	283,107	(46)%

Total Search revenue	$472,537	$435,192	(8)%	$1,403,903	$1,278,081	(9)%

Other	$223,193	$233,849	5%	$684,665	$739,759	8%

Total revenue	$1,201,732	$1,138,973	(5)%	$3,640,759	$3,414,585	(6)%

Cost of revenue — traffic acquisition costs	112,829	58,464	(48)%	393,945	188,848	(52)%
Cost of revenue — other	282,081	271,763	(4)%	814,513	821,032	1%
Sales and marketing	269,272	282,562	5%	827,450	819,319	(1)%
Product development	217,301	267,444	23%	645,407	723,272	12%
General and administrative	135,249	151,304	12%	395,637	419,764	6%
Amortization of intangibles	8,084	15,253	89%	27,893	30,702	10%
Restructuring charges (reversals), net	24,727	(576)	(102)%	159,536	(4,060)	(103)%

Total operating expenses	$1,049,543	$1,046,214	—	$3,264,381	$2,998,877	(8)%

Income from operations	$152,189	$92,759	(39)%	$376,378	$415,708	10%

Includes:
Stock-based compensation expense	$61,366	$80,726	32%	$166,903	$193,467	16%

The following table sets forth selected information concerning our results of operations as a percentage of revenue for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue for groups of similar services:
Display
Yahoo Properties	37%	37%	39%	37%
Affiliate Sites	5%	4%	4%	4%

Total Display revenue	42%	41%	43%	41%

Search
Yahoo Properties	26%	30%	24%	29%
Affiliate Sites	13%	8%	14%	8%

Total Search revenue	39%	38%	38%	37%

Other	19%	21%	19%	22%

Total revenue	100%	100%	100%	100%

Cost of revenue — traffic acquisition costs	9%	5%	11%	6%
Cost of revenue — other	24%	24%	22%	24%
Sales and marketing	22%	25%	23%	24%
Product development	18%	24%	18%	21%
General and administrative	11%	13%	11%	12%
Amortization of intangibles	1%	1%	1%	1%
Restructuring charges (reversals), net	2%	—	4%	—

Total operating expenses	87%	92%	90%	88%

Income from operations	13%	8%	10%	12%

Management Reporting

We continue to manage our business geographically. The primary areas of measurement and decision-making are currently the Americas, EMEA, and Asia Pacific. Management relies on an internal reporting process that provides revenue ex-TAC, direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, our segments. Tumblr, which we acquired during June 2013, is included as part of the Americas for segment reporting purposes.

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2012	September 30, 2013		September 30, 2012	September 30, 2013
	(dollars in thousands)
Revenue by segment:
Americas	$843,731	$850,935	1%	$2,501,515	$2,521,667	1%
EMEA	96,473	89,156	(8)%	358,534	281,367	(22)%
Asia Pacific	261,528	198,882	(24)%	780,710	611,551	(22)%

Total revenue	$1,201,732	$1,138,973	(5)%	$3,640,759	$3,414,585	(6)%

TAC by segment:
Americas	$41,289	$36,435	(12)%	$130,154	$111,077	(15)%
EMEA	17,399	9,929	(43)%	97,248	32,837	(66)%
Asia Pacific	54,141	12,100	(78)%	166,543	44,934	(73)%

Total TAC	$112,829	$58,464	(48)%	$393,945	$188,848	(52)%

Revenue ex-TAC by segment:
Americas	$802,442	$814,500	2%	$2,371,361	$2,410,590	2%
EMEA	79,074	79,227	—	261,286	248,530	(5)%
Asia Pacific	207,387	186,782	(10)%	614,167	566,617	(8)%

Total revenue ex-TAC	$1,088,903	$1,080,509	(1)%	$3,246,814	$3,225,737	(1)%

Direct costs by segment(1):
Americas	189,345	171,285	(10)%	550,080	513,677	(7)%
EMEA	39,167	39,922	2%	120,665	119,766	(1)%
Asia Pacific	56,329	47,583	(16)%	164,068	152,264	(7)%
Global operating costs(2)(3)	396,269	490,594	24%	1,228,686	1,354,118	10%
Depreciation and amortization	169,511	158,216	(7)%	480,498	480,797	—
Stock-based compensation expense	61,366	80,726	32%	166,903	193,467	16%
Restructuring charges (reversals), net	24,727	(576)	(102)%	159,536	(4,060)	(103)%

Income from operations	$152,189	$92,759	(39)%	$376,378	$415,708	10%

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

Revenue

We generate revenue principally from display and search advertising on Yahoo Properties and Affiliate sites. The majority of our revenue comes from display and search advertising on Yahoo Properties. Our margins on revenue from Yahoo Properties advertising are higher than our margins on revenue from display and search advertising on Affiliate sites as we pay TAC to our Affiliates. Additionally, we generate revenue from other sources including listings-based services, facilitating commercial transactions, royalties, and consumer and business fee-based services.

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

With the significant platform shift to mobile devices, including smartphones and tablets, we have increased our strategic focus on mobile products and mobile ad formats. We have hired engineering and technical talent to help us accelerate our efforts in mobile development, and introduced new mobile apps and refreshed the user experience on mobile across a number of Yahoo Properties, including News, Sports and Finance. We are seeing an increase in the number of our daily and monthly mobile users as a result of these product improvements. The monetization of these mobile products is driven primarily through advertisements and we are committed to developing and delivering innovative ad formats on mobile. While we see a significant opportunity for monetization on mobile, at present our revenue from mobile is not material.

For additional information about how we generate and recognize revenue, see “Results of Operations—Revenue” included in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Display and Search Metrics

We present information below regarding the “Number of Ads Sold” and “Price-per-Ad” for display and the number of “Paid Clicks” and “Price-per-Click” for search. This information is derived from internal data. We periodically review and refine our methodologies for monitoring, gathering, and counting Number of Ads Sold and Paid Clicks and for calculating Price-per-Ad and Price-per-Click. Based on this process, from time to time, we update such methodologies.

Commencing this quarter, we made three updates to our methodology. First, we now include the impressions and revenue associated with Yahoo’s new stream ad units in our display price and volume metrics (Number of Ads Sold and Price-per-Ad). Second, to provide metrics that are more consistent with our historical revenue trends, the revenue and volume associated with other display advertisements sold on a price-per-click basis have been excluded from our search price and volume metrics (Paid Clicks and Price-per-Click) and they will continue to be excluded from our display price and volume metrics. Finally, the Microsoft RPS Guarantee has been excluded from the calculation of Price-per-Click. Due to the closure of the Korea business in the fourth quarter of 2012, “Number of Ads Sold,” “Paid Clicks,” “Price-per-Ad,” and “Price-per-Click,” as presented below, exclude the Korea market for all periods presented. Prior period amounts have been revised to conform to the current presentation.

“Number of Ads Sold” is defined as the total number of display ad impressions for paying advertisers on Yahoo Properties. “Price-per-Ad” is defined as display revenue from Yahoo Properties divided by our Number of Ads Sold. Our price and volume metrics for display are based on display revenue which we report on a gross basis (before TAC). Our price and volume metrics for display exclude both the Number of Ads Sold and the related revenue for certain regions where we did not retain historical information in a manner that would support period-to-period comparison on these metrics. The countries and regions included in our display metrics are: the United States, the United Kingdom, France, Germany, Spain, Italy, Taiwan, Hong Kong, Southeast Asia, and India.

“Paid Clicks” are defined as the total number of times an end-user clicks on a sponsored search listing on Yahoo Properties and Affiliate sites. “Price-per-Click” is defined as search revenue divided by our Paid Clicks. Our price and volume metrics for search are based on gross search revenue (before TAC) in all markets in which we operate.

Display Revenue

Display revenue for the three and nine months ended September 30, 2013 decreased by 7 percent and 10 percent, respectively, as compared to the same periods of 2012. The decline for the three and nine months ended September 30, 2013 was primarily attributable to a decline in pricing due to an increase in the proportion of ads sold on a non-premium basis on Yahoo Properties. For the three months ended September 30, 2013, the decrease was partially offset by an increase in the number of non-premium ads sold as a result of the new stream ad units launched in the second quarter of 2013.

For the three and nine months ended September 30, 2013, Number of Ads Sold increased 1 percent and decreased 2 percent, respectively, and Price-per-Ad decreased 7 percent for both the three and nine months ended September 30, 2013, as compared to the same periods of 2012. The increase in Number of Ads Sold for the three months ended September 30, 2013 was attributable to growth in non-premium advertising as a result of new stream ad units. This was partially offset by a decline in premium ads sold. The decrease in Number of Ads Sold for the nine months ended September 30, 2013 was attributable to a decline in premium ads sold, which was partially offset by the growth in non-premium advertising as a result of stream ad units described above. The decrease in Price-per-Ad for the three months ended September 30, 2013 was due to a lower percentage of ads sold on a premium basis. The decrease in Price-per-Ad for the nine months ended September 30, 2013 was due to a shift in the mix of ads sold towards lower monetizing geographic regions, as well as a lower percentage of ads sold on a premium basis.

Search Revenue

Search revenue for the three and nine months ended September 30, 2013 decreased by 8 percent and 9 percent, respectively, as compared to the same periods of 2012. Search revenue decreased for the three and nine months ended September 30, 2013 primarily due to declines in Affiliate revenue in the Asia Pacific region resulting from the closure of our Korea business, and declines in Affiliate revenue in the EMEA region due to the required change in revenue presentation for transitioned markets from a gross (before TAC) to a net (after TAC) basis. This was partially offset by increased search revenue in the Americas region which resulted from an increase in sponsored searches on Yahoo Properties and higher revenue per search.

For the three and nine months ended September 30, 2013, Paid Clicks increased 21 percent and 20 percent, respectively, and Price-per-Click decreased 4 percent and 5 percent, respectively, as compared to the same periods of 2012. The increase in Paid Clicks for the three and nine months ended September 30, 2013 was attributable to improved ad formats and increased mobile traffic in the Americas region as well as increased Affiliate traffic in the Asia Pacific Region. The increase for the three months ended September 30, 2013 was also attributable to the redesign of the search user experience launched in the second quarter of 2013. The decrease in Price-per-Click for the three and nine months ended September 30, 2013 was primarily due to a higher mix of traffic in lower monetizing geographic regions and traffic quality improvement initiatives conducted by Yahoo, which lowered Price-per-Click. These declines were partially offset by an increase in higher monetizing Paid Clicks from Yahoo Search in the Americas region.

Other Revenue

Other revenue for the three and nine months ended September 30, 2013 increased by 5 percent and 8 percent, respectively, as compared to the same periods of 2012. The increase for both the three and nine months ended September 30, 2013 was primarily due to increased royalty revenue resulting from the amended TIPLA agreement with Alibaba Group. This was partially offset by a decrease in listings-based revenue in the Americas region.

Revenue ex-TAC by Segment

Americas

Americas revenue ex-TAC for the three and nine months ended September 30, 2013 increased $12 million, or 2 percent, and $39 million, or 2 percent, respectively, as compared to the same periods of 2012. The increase in Americas revenue ex-TAC for the three and nine months ended September 30, 2013 was primarily attributable to an increase in search revenue ex-TAC and fees revenue. The increase in search revenue ex-TAC was attributable to an increase in Paid Clicks on Yahoo Properties, as well as higher revenue per search due to improved ad formats. The increase in fees revenue was primarily due to increased royalty revenue resulting from the amended TIPLA agreement with Alibaba Group. This was partially offset by a decline in display revenue ex-TAC due to declines in the Number of Ads Sold and Price-per-Ad on Yahoo Properties.

Revenue ex-TAC in the Americas accounted for approximately 75 percent of total revenue ex-TAC for both the three and nine months ended September 30, 2013 compared to 74 percent and 73 percent for the three and nine months ended September 30, 2012, respectively.

EMEA

EMEA revenue ex-TAC for the three months ended September 30, 2013 was flat compared to the same period of 2012, due to an increase in search revenue ex-TAC on Yahoo Properties offset by declines in display revenue ex-TAC and fees revenue. EMEA revenue ex-TAC for the nine months ended September 30, 2013 decreased $13 million, or 5 percent, respectively, as compared to the same period of 2012, due to declines in display revenue ex-TAC on Yahoo Properties driven by a decrease in premium advertising.

Revenue ex-TAC in EMEA accounted for approximately 7 percent and 8 percent of total revenue ex-TAC for both the three and nine months ended September 30, 2013 and 2012, respectively.

Asia Pacific

Asia Pacific revenue ex-TAC for the three and nine months ended September 30, 2013 decreased $21 million, or 10 percent, and $48 million, or 8 percent, respectively, as compared to the same periods of 2012. The decline for the three and nine months ended September 30, 2013 was primarily attributable to a decrease in search revenue ex-TAC in the region related to the closure of our Korea business and unfavorable foreign exchange rate fluctuations.

Revenue ex-TAC in Asia Pacific accounted for approximately 17 percent and 18 percent of total revenue ex-TAC for the three and nine months ended September 30, 2013, respectively, compared to 19 percent for both the three and nine months ended September 30, 2012, respectively.

Direct Costs by Segment

Americas

For the three and nine months ended September 30, 2013, direct costs attributable to the Americas segment decreased $18 million, or 10 percent, and $36 million, or 7 percent, respectively, as compared to the same periods of 2012. For the three months ended September 30, 2013, the decrease in direct costs was primarily due to declines in marketing expenses of $7 million and content costs of $5 million. For the nine months ended September 30, 2013, the decrease in direct costs was primarily due to declines in marketing expenses of $21 million, compensation costs of $9 million, and bandwidth and other cost of revenue of $3 million.

Direct costs attributable to the Americas segment as a percentage of Americas revenue ex-TAC for both the three and nine months ended September 30, 2013 was 21 percent, compared to 24 percent and 23 percent for the three and nine months ended September 30, 2012, respectively.

EMEA

For the three and nine months ended September 30, 2013, direct costs attributable to the EMEA segment increased $1 million, or 2 percent, and decreased $1 million, or 1 percent, respectively, as compared to the same periods of 2012. For the three months ended September 30, 2013, direct costs in the region increased due to an increase in compensation costs and content costs, partially offset by a decline in bandwidth and other cost of revenue. For the nine months ended September 30, 2013, the decrease in direct costs in the region was attributable to a decline in compensation costs partially offset by an increase in marketing expenses and content costs.

Direct costs attributable to the EMEA segment as a percentage of EMEA revenue ex-TAC for the three and nine months ended September 30, 2013 was 50 percent and 48 percent, respectively, compared to 50 percent and 46 percent for the three and nine months ended September 30, 2012, respectively.

Asia Pacific

For the three and nine months ended September 30, 2013, direct costs attributable to the Asia Pacific segment decreased $9 million, or 16 percent, and $12 million, or 7 percent, respectively, as compared to the same periods of 2012. For the three and nine months ended September 30, 2013, the decrease was primarily attributable to declines in compensation costs which resulted from reduced headcount primarily related to the closure of our Korea business, as well as declines in content costs. This overall decrease was partially offset by an increase in bandwidth and other cost of revenue in the region.

Direct costs attributable to the Asia Pacific segment as a percentage of Asia Pacific revenue ex-TAC for the three and nine months ended September 30, 2013 was 25 percent and 27 percent, respectively, compared to 27 percent for both the three and nine months ended September 30, 2012.

Operating Costs and Expenses

Traffic Acquisition Costs for Non-transitioned Search Markets and All Display Markets

TAC consists of payments made to third-party entities that have integrated our advertising offerings into their Websites or other offerings and payments made to companies that direct consumer and business traffic to Yahoo Properties. We enter into agreements of varying duration that involve TAC. There are generally two economic structures of the Affiliate agreements: fixed payments based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the Affiliate, or variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or paid clicks. We expense TAC under two different methods. Agreements with fixed payments are expensed ratably over the term the fixed payment covers, and agreements based on a percentage of revenue, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

TAC for the three and nine months ended September 30, 2013 decreased $54 million, or 48 percent, and $205 million, or 52 percent, as compared to the same periods of 2012. The decrease for the three months ended September 30, 2013, compared to 2012, was primarily attributable to declines in the Asia Pacific, EMEA and Americas regions of $42 million, $7 million and $5 million, respectively. The decrease for the nine months ended September 30, 2013, compared to 2012, was primarily attributable to declines in the Asia Pacific, EMEA and Americas regions of $122 million, $64 million and $19 million, respectively. The decline for both the three and nine months was due to (i) the closure of our Korea business in the Asia Pacific region, (ii) the required change in revenue presentation for transitioned markets from a gross (before TAC) to a net (after TAC) basis in the EMEA region, and (iii) a decline in display revenue in the Americas region.

TAC as a percentage of GAAP revenue for the three and nine months ended September 30, 2013 was 5 percent and 6 percent, respectively, compared to 9 percent and 11 percent for the three and nine months ended September 30, 2012, respectively.

Cost of Revenue — Other

Cost of revenue — other consists of bandwidth costs and other expenses associated with the production and usage of Yahoo Properties, including amortization of acquired intellectual property rights and developed technology. Cost of revenue—other also includes costs for Yahoo’s technology platforms and infrastructure, including depreciation expense and other operating costs, directly related to revenue generating activities.

Cost of revenue — other decreased $10 million, or 4 percent, and increased $7 million, or 1 percent, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods of 2012. The decrease for the three months ended September 30, 2013, compared to 2012, was primarily due to a decline in depreciation expense resulting from fully depreciated assets, asset write offs, and data center closures, which resulted in a reduction of depreciable assets, and a decline in content costs. This was partially offset by incremental cost of revenue related to our Asia Pacific e-commerce business. The increase for the nine months ended September 30, 2013, compared to 2012, was primarily due to incremental depreciation of server, storage and network equipment and developed software and incremental cost of revenue related to our Asia Pacific e-commerce business. This overall increase was partially offset by a decline in bandwidth costs and amortization of intellectual property and intangibles.

Cost of revenue — other as a percentage of GAAP revenue for both the three and nine months ended September 30, 2013 was 24 percent, compared to 24 percent and 22 percent for the three and nine months ended September 30, 2012, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses (including stock-based compensation expense), sales commissions, and travel costs.

Sales and marketing expenses for the three and nine months ended September 30, 2013 increased $13 million, or 5 percent, and decreased $8 million, or 1 percent, respectively, as compared to the same periods of 2012. For the three months ended September 30, 2013, sales and marketing expenses increased primarily due to increases in marketing expenses of $6 million and stock-based compensation expenses of $9 million. The increase in marketing expenses was primarily due to our Fantasy Football television advertising campaign, for which there were no similar campaigns in 2012. The increase in stock-based compensation expense in the sales and marketing function was primarily attributable to an increase in the number of awards granted at a higher fair value. The decrease for the nine months ended September 30, 2013 was primarily due to a decline in compensation costs of $36 million, partially offset by an increase in marketing expenses of $15 million and stock-based compensation expenses of $9 million (as discussed above). The decline in compensation costs was attributable to a decline in headcount year-over-year. The increase in marketing expenses was primarily due to our On the Road with Yahoo marketing campaign and our Fantasy Football television advertising campaign, for which there were no similar campaigns in 2012.

Sales and marketing expenses as a percentage of GAAP revenue for the three and nine months ended September 30, 2013 was 25 percent and 24 percent, respectively, compared to 22 percent and 23 percent for the three and nine months ended September 30, 2012, respectively.

Product Development

Product development expenses consist primarily of compensation-related expenses (including stock-based compensation expense) incurred for the development of, enhancements to and maintenance of Yahoo Properties, classification and organization of listings within Yahoo Properties, research and development, and Yahoo’s technology platforms and infrastructure. Depreciation expense and other operating costs are also included in product development.

Product development expenses for the three and nine months ended September 30, 2013 increased $50 million, or 23 percent, and $78 million, or 12 percent, as compared to the same periods of 2012. For the three months ended September 30, 2013, the increase was primarily attributable to increases in compensation costs, facilities and equipment expense and stock-based compensation expense. This was partially offset by a decline in depreciation expense. The increase in stock-based compensation in the product development function was primarily due to an increase in the number of awards granted at a higher fair value. For the nine months ended September 30, 2013, the increase was primarily attributable to an increase in facilities and equipment expense, travel and entertainment expense, and stock-based compensation expense (as discussed above). This was partially offset by a decline in compensation costs as a result of terminations from the Q2’12 Restructuring Plan.

Product development expenses as a percentage of GAAP revenue for the three and nine months ended September 30, 2013 was 24 percent and 21 percent, respectively, compared to 18 percent for both the three and nine months ended September 30, 2012.

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses (including stock-based compensation expense) related to other corporate departments and fees for professional services.

General and administrative expenses for the three months and nine months ended September 30, 2013 increased $16 million, or 12 percent, and $24 million, or 6 percent, respectively, as compared to the same periods of 2012. For the three months ended September 30, 2013, the increase was due to increases in facilities and equipment expense, professional services expense, and compensation costs. For the nine months ended September 30, 2013, the increase was due to increases in facilities and equipment expense, compensation costs, and stock-compensation expense. The increase in stock-based compensation expense in the general and administrative function was primarily attributable to an increase in the number of awards granted at a higher fair value, including performance-based awards.

General and administrative expenses as a percentage of GAAP revenue for the three and nine months ended September 30, 2013 was 13 percent and 12 percent, respectively, compared to 11 percent for both the three and nine months ended September 30, 2012.

Amortization of Intangibles

We have purchased, and expect to continue purchasing, assets and/or businesses, which may include the purchase of intangible assets. Amortization of developed technology and acquired intellectual property rights is included in the cost of revenue — other and not in amortization of intangibles.

Amortization of intangibles for the three and nine months ended September 30, 2013 increased $7 million, or 89 percent, and $3 million, or 10 percent, respectively, as compared to the same periods of 2012. For the three and nine months ended September 30, 2013, the increase in amortization of intangibles was primarily driven by incremental amortization from acquisitions completed in 2013, partially offset by a decrease in amortization of intangibles driven by fully amortized assets acquired in prior years.

Amortization of intangibles as a percentage of GAAP revenue for the three and nine months ended September 30, 2012 and 2013 was 1 percent.

Restructuring Charges (Reversals), Net

Restructuring charges (reversals), net was comprised of the following (in thousands):

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total
Employee severance pay and related costs	$(44)	$11,511	$—	$11,467	$3,617	$102,577	$—	$106,194
Non-cancelable lease, contract terminations, and other charges	2,104	9,332	—	11,436	6,360	9,949	—	16,309
Other non-cash charges, net	—	1,824	—	1,824	—	40,462	—	40,462

Sub-total before reversal of stock-based compensation expense	2,060	22,667	—	24,727	9,977	152,988	—	162,965
Reversal of stock-based compensation expense for forfeitures	—	—	—	—	—	(3,429)	—	(3,429)

Restructuring charges, net	$2,060	$22,667	$—	$24,727	$9,977	$149,559	$—	$159,536

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total
Employee severance pay and related costs	$(20)	$(2,807)	$—	$(2,827)	$(459)	$(15,784)	$(103)	$(16,346)
Non-cancelable lease, contract terminations, and other charges	2,217	33	1	2,251	11,652	131	(44)	11,739
Other non-cash charges, net	—	—	—	—	—	—	547	547

Restructuring charges (reversals), net	$2,197	$(2,774)	$1	$(576)	$11,193	$(15,653)	$400	$(4,060)

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

During the three and nine months ended September 30, 2013, we incurred total pre-tax cash charges of $2 million and $11 million, respectively, in severance, facility, and other related costs under these restructuring plans. The $2 million recorded for the three months ended September 30, 2013 was primarily related to the Americas segment. Of the $11 million recorded for the nine months ended September 30, 2013, $7 million related to the Americas segment and $4 million related to the EMEA segment.

As of September 30, 2013, the aggregate outstanding restructuring liability related to the Restructuring Plans Prior to 2012 was $26 million, most of which relates to non-cancelable lease costs that we expect to pay over the terms of the related obligations, which extend to the second quarter of 2017.

Q2’12 Restructuring Plan. During the second quarter of 2012, we began implementing the Q2’12 Restructuring Plan to reduce our worldwide workforce by approximately 2,000 employees and to consolidate certain real estate and data center facilities. During the three months ended September 30, 2012, we recorded total pre-tax cash charges of $35 million in severance- and facility-related costs and $2 million in non-cash facility and other asset impairment charges. Those total pre-tax charges were offset by a reversal of $14 million for adjustments to original estimates in severance-related costs primarily as a result of redeployments and voluntary resignations of employees prior to their planned severance dates. Of the $23 million in restructuring charges, net recorded in the three months ended September 30, 2012, $11 million related to the Americas segment and $12 million related to the EMEA segment. During the nine months ended September 30, 2012, we recorded total pre-tax cash charges of $127 million in severance- and facility-related costs and $40 million in non-cash facility and other asset impairment charges. The total pre-tax charges during the nine months ended September 30, 2012 were offset by a reversal of $17 million for adjustments to original estimates. Of the $150 million in restructuring charges, net recorded in the nine months ended September 30, 2012, $97 million related to the Americas segment, $47 million related to the EMEA segment, and $6 million related to the Asia Pacific segment.

During the three months ended September 30, 2013, we recorded a net reversal of $3 million for severance-related costs due to changes to original estimates and redeployments and voluntary resignations of employees prior to their planned severance dates. During the nine months ended September 30, 2013, we recorded $6 million in severance- and facility-related costs which were offset by a credit of $22 million for severance-related reversals due to adjustments to original estimates as a result of redeployments and voluntary resignations of employees prior to their planned severance dates. Of the $3 million credit in restructuring charges, net, recorded in the three months ended September 30, 2013, $2 million related to the EMEA segment and $1 million related to the Asia Pacific segment. Of the $16 million credit in restructuring charges, net, recorded in the nine months ended September 30, 2013, $8 million related to the Americas segment, $7 million related to the EMEA segment, and $1 million related to the Asia Pacific segment.

As of September 30, 2013, the aggregate outstanding restructuring liability related to the Q2’12 Restructuring Plan was $4 million, most of which relates to severance-related costs that we expect to be substantially paid by the fourth quarter of 2013. The remaining liability relates to non-cancelable lease costs that we expect to pay over the terms of the related obligations, which extend to the fourth quarter of 2021.

Q4’12 Korea Business Closure. During the fourth quarter of 2012, we decided to close our Korea business to streamline our operations and focus our resources. During both the three and nine months ended September 30, 2013, we recorded net pre-tax charges of less than $1 million in severance, facility and contract termination costs related to the Asia Pacific segment.

As of September 30, 2013, the aggregate outstanding restructuring liability related to the Q4’12 Korea Business Closure was $1 million, most of which relates to contract termination costs that we expect to be paid by the first quarter of 2014.

See Note 13 — “Restructuring Charges (Reversals), Net” in the Notes to our condensed consolidated financial statements for additional information.

Other Income, Net

Other income, net was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Interest, dividend, and investment income	$6,402	$5,362	$15,682	$53,214
Gain related to sale of Alibaba Group Shares	4,603,322	—	4,603,322	—
Other	(2,068)	8	11,105	(7,166)

Total other income, net	$4,607,656	$5,370	$4,630,109	$46,048

For the nine months ended September 30, 2013, interest, dividend and investment income increased, compared to the same period of 2012, primarily due to dividend income of $46 million on the Alibaba Group Preference Shares.

For the three and nine months ended September 30, 2012, we recorded a pre-tax gain of approximately $4.6 billion related to the sale of Alibaba Group Shares. See Note 8—“Investments in Equity Interests” for additional information.

For the nine months ended September 30, 2013, other decreased due to foreign exchange losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies as well as a gain on investment sale that occurred in the second quarter of 2012, for which no similar transactions occurred in 2013.

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

The effective tax rate reported for the three months ended September 30, 2013 was 32 percent compared to 37 percent for the same period in 2012. The effective tax rate reported for the nine months ended September 30, 2013 was 24 percent compared to 37 percent for the same period in 2012. The effective tax rates for the three and nine months ended September 30, 2012 were higher than for the corresponding periods in 2013, because they included the tax expense associated with our taxable gain from the sale of Alibaba Group Shares in September 2012. The lower effective tax rates for the three and nine months ended September 30, 2013 were also related to a reduction of tax reserves that were recorded as tax audits were favorably settled and a tax benefit from the resolution of certain tax matters associated with a one-time foreign earnings distribution made in 2012 as described below.

The conclusion of the 2005 and 2006 IRS tax audit and certain foreign tax audits had the effect of increasing the foreign tax credits available to offset the tax from the distribution of foreign earnings made during the three months ended September 30, 2012. The increased foreign tax credits and the tax benefit relating to the resolution of certain tax matters associated with a one-time foreign earnings distribution made during the quarter ended September 30, 2012 as described below, resulted in a tax benefit during the nine months ended September 30, 2013 of approximately $31 million.

The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. This change resulted in a 2012 tax benefit of approximately $11 million, which was recognized over the nine months ended September 30, 2013.

The U.S. Department of the Treasury issued final regulations on the deduction and capitalization of expenditures related to tangible property for income tax purposes. These regulations apply to our tax year beginning on January 1, 2014. We are currently assessing the financial statement impact of these regulations.

In connection with a review of our cash position and anticipated cash needs for investment in our core business, including potential acquisitions, capital expenditures and stock repurchases, we made a one-time repatriation of cash from certain of our consolidated foreign subsidiaries in 2012. The remaining undistributed foreign earnings of approximately $2 billion plus all subsequent earnings will continue to be indefinitely reinvested going forward. As of September 30, 2013, those earnings are approximately $2.5 billion in total and are principally related to Yahoo Japan.

During the nine months ended September 30, 2013, we settled the income tax examination for the 2005 and 2006 returns with the IRS Appeals Division. That settlement resulted in a reduction of tax reserves. The income tax examination for the 2007 and 2008 returns is currently under protest with the IRS Appeals Division relating to certain proposed adjustments to our intercompany transfer pricing methodology. Our 2009 and 2010 returns are currently under IRS examination.

As of September 30, 2013, our 2005 through 2008 tax returns are also under various stages of audit by the California Franchise Tax Board. While the California Franchise Tax Board has not reached any conclusions on the 2007 and 2008 returns, we have protested the proposed California Franchise Tax Board’s adjustments to the 2005 and 2006 returns. We are also in various stages of examination and appeal in connection with our taxes in foreign jurisdictions, which generally span tax years 2005 through 2011.

Our gross amount of unrecognized tax benefits as of September 30, 2013 is $703 million, of which $621 million is recorded on our condensed consolidated balance sheets. The gross unrecognized tax benefits as of September 30, 2013 decreased by $24 million from the recorded balance as of December 31, 2012. It is difficult to determine when the examinations will be settled or their final outcomes; however, certain audits in various jurisdictions related to multinational income tax issues are expected to be resolved in the foreseeable future. As a result, it is reasonably possible that our unrecognized tax benefits could be reduced by up to approximately $24 million in the next twelve months. We believe that we have adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We may have additional tax liabilities in China related to the sale to Alibaba Group of 523 million Alibaba Group Shares that took place during the year ended December 31, 2012. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S.

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

Earnings in Equity Interests

Earnings in equity interests for the three and nine months ended September 30, 2013 were $233 million and $675 million, respectively, compared to $175 million and $527 million for the same periods in 2012. The increase for the three and nine months ended September 30, 2013 was due primarily to improved financial performance for Alibaba Group and Yahoo Japan. See Note 8 — “Investments in Equity Interests” in the Notes to our condensed consolidated financial statements for additional information. We record earnings in equity interests one quarter in arrears.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our condensed consolidated financial statements.

Liquidity and Capital Resources

	December 31, 2012	September 30, 2013
	(Dollars in thousands)
Cash and cash equivalents	$2,667,778	$842,428
Short-term marketable securities	1,516,175	987,870
Long-term marketable securities	1,838,425	1,384,638

Total cash, cash equivalents, and marketable securities	$6,022,378	$3,214,936

Percentage of total assets	35%	22%

	Nine Months Ended September 30,
Cash Flow Highlights	2012	2013
	(In thousands)
Net cash provided by operating activities	$1,618,321	$847,520
Net cash provided by investing activities	$5,002,336	$322,937
Net cash (used in) financing activities	$(620,824)	$(2,974,548)

Our operating activities for the nine months ended September 30, 2013 generated adequate cash to meet our operating needs.

As of September 30, 2013, we had cash, cash equivalents, and marketable securities totaling $3.2 billion compared to $6.0 billion at December 31, 2012.

During the nine months ended September 30, 2013, we repurchased 123 million shares of our outstanding common stock for $3.1 billion.

Our foreign subsidiaries held $601 million of our total $3.2 billion of cash and cash equivalents and marketable securities as of September 30, 2013. Cumulative earnings in our consolidated foreign subsidiaries and the related potential tax effect of repatriation are not material to our condensed consolidated financial statements.

On October 19, 2012, we entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as Administrative Agent, and the other lenders party thereto from time to time, which was scheduled to mature on October 18, 2013. On October 10, 2013, we entered into Amendment No. 1 to the Credit Agreement, which extended the termination date of the Credit Agreement from October 18, 2013 to October 9, 2014. During the three months ended September 30, 2013, we borrowed $150 million under the Credit Agreement and subsequently repaid the amount within the same period. As of September 30, 2013, we were in compliance with the financial covenants in the Credit Agreement and no amounts were outstanding. See Note 10 — “Credit Agreement” and Note 17— “Subsequent Events” in the Notes to our condensed consolidated financial statements for additional information regarding our Credit Agreement.

We currently hedge our net investment in Yahoo Japan with forward contracts to reduce the risk that our investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. The forward contracts are required to be settled in cash and the amount of cash payment we receive or could be required to pay upon settlement could be material. In October 2013, we received $158 million in cash for the settlement of certain foreign exchange forward contracts designated as net investment hedges reducing the outstanding notional amount to $2.3 billion.

We expect to continue to evaluate possible acquisitions of, or strategic investments in, businesses, products, and technologies that are complementary to our business, which acquisitions and investments may require the use of cash.

We expect to continue to generate positive cash flows from operations for the fourth quarter of 2013. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable securities, together with any cash generated from operations and borrowings under the Credit Agreement, will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.

Cash Flow Changes

Net cash provided by operating activities. For the nine months ended September 30, 2013, operating activities provided $848 million in cash. We generated adjusted EBITDA of $1,086 million and received dividends of $135 million, which were partially offset by changes in working capital: accrued expenses and other liabilities decreased $184 million, accounts payable decreased $54 million, deferred revenue decreased $114 million, and prepaid expenses and other current assets increased $18 million, partially offset by a decrease in accounts receivable of $161 million. For the nine months ended September 30, 2012, operating activities provided $1,618 million in cash, generated by adjusted EBITDA of $1,190 million and dividends received of $84 million, which were partially offset by changes in working capital: accrued expenses and other liabilities increased $2,629 million primarily due to income tax liability associated with our sale of Alibaba Group Shares in September 2012, deferred revenue increased $515 million, accounts receivable decreased $87 million, and prepaid expenses and other current assets decreased $41 million, partially offset by a decrease in accounts payable of $22 million.

Net cash provided by investing activities. In the nine months ended September 30, 2013, the $323 million provided by investing activities was due to net proceeds from sales and maturities of marketable securities of $3,200 million and $800 million received from the redemption of the Alibaba Group Preference Shares, offset by purchases of marketable securities of $2,247 million, $229 million used for capital expenditures, $1,187 million used for acquisitions, and $14 million used for purchases of intangible assets and other activities. During the nine months ended September 30, 2012, cash provided by investing activities was primarily attributable to the sale of Alibaba Group Shares. In the nine months ended September 30, 2012, we received proceeds from sales and maturities of marketable securities of $936 million, $14 million of proceeds from the sale of investments and other activities, and cash proceeds, net of fees, of $6.2 billion received from the sale of Alibaba Group Shares which was offset by purchases of marketable securities of $1.8 billion and the investment of $356 million in capital expenditures.

Net cash used in financing activities. In the nine months ended September 30, 2013, the $2,975 million used in financing activities was due to $3,113 million used for the repurchase of 123 million shares of common stock at an average price of $25.41 per share, and $112 million used for tax withholding payments related to net share settlements of restricted stock units and other financing activities. This use of cash was partially offset by $203 million in cash proceeds received from employee stock option exercises and employee stock purchases made through our employee stock purchase plan, and an excess tax benefit from stock-based awards of $47 million. In the nine months ended September 30, 2012, $621 million was used in financing activities due to $716 million used for the repurchase of 46 million shares of common stock at an average price of $15.43 per share and $52 million used for tax withholding payments related to net share settlements of restricted stock units and other financing activities. This use of cash was partially offset by $116 million in cash proceeds received from employee stock option exercises and employee stock purchases made through our employee stock purchase plan, and an excess tax benefit from stock-based awards of $31 million.

Capital Expenditures, Net

Capital expenditures have generally been comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, real estate, capitalized software and labor. Capital expenditures, net were $229 million for the nine months ended September 30, 2013 compared to $356 million in the same period of 2012. The decline in capital expenditures was due to server purchases in the second half of 2012 which fulfilled certain purchasing needs for 2013. We expect capital expenditures, net to increase in the fourth quarter of 2013 from the amount recorded during the three months ended September 30, 2013.

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

A summary of lease commitments as of September 30, 2013 is as follows (in millions):

	Gross Operating Lease Commitments	Capital Lease Commitment
Three months ending December 31, 2013	$39	$4
Years ending December 31,
2014	132	15
2015	108	12
2016	72	9
2017	53	9
2018	36	9
Due after 5 years	108	4

Total gross lease commitments	$548	$62

Less: interest	—	(16)

Net lease commitments	$548	$46

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, we are obligated to make payments, which represent TAC, to our Affiliates. As of September 30, 2013, these commitments totaled $33 million, of which $22 million will be payable in the remainder of 2013, $9 million will be payable in 2014, $1 million will be payable in 2015, and $1 million will be payable in 2016.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $29 million through 2023.

Income Taxes. As of September 30, 2013, unrecognized tax benefits of $686 million, including interest and penalties, are recorded on our condensed consolidated balance sheets. The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

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

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, as of September 30, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates may impact our costs associated with hedging but primarily relates to our cash and marketable securities portfolio. We invest excess cash in money market funds, time deposits, and liquid debt instruments of the U.S. and foreign governments and their agencies, U.S. municipalities, and high-credit corporate issuers which are classified as marketable securities and cash equivalents.

Investments in fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in a $33 million and $26 million decrease in the fair value of our available-for-sale securities as of December 31, 2012 and September 30, 2013, respectively.

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

Net realized and unrealized foreign currency transaction gains and losses were not material for the three and nine months ended September 30, 2012 and the three months ended September 30, 2013. Net realized and unrealized foreign currency transaction losses were $6 million for the nine months ended September 30, 2013. We categorize our foreign currency exposure as follows: 1) net investment, 2) cash flow, 3) balance sheet, and 4) translation.

Net Investment Exposure. In December 2012, we began hedging, on an after-tax basis, our net investment in Yahoo Japan with forward contracts to reduce the risk that our investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. At inception, the forward contracts had maturities ranging from 9 to 15 months. If the Japanese yen appreciates at maturity from the forward contract execution rates, the forward contracts will require us to pay a cash settlement, which may be material. If the Japanese yen depreciates at maturity from the forward contract execution rates, we will receive a cash settlement, which may be material. We apply net investment hedge accounting and expect the hedges to be effective, allowing changes in fair value of the derivative instrument to be recorded within accumulated other comprehensive income on our condensed consolidated balance sheet. The notional amounts of the foreign currency forward contracts were $3 billion and $2.5 billion as of December 31, 2012 and September 30, 2013, respectively. The fair value of the foreign currency forward contract assets was $3 million as of December 31, 2012, and was included in prepaid expenses and other current assets on our condensed consolidated balance sheets. The fair value of the foreign currency forward contracts were a $416 million asset and a $4 million liability as of September 30, 2013, and were included in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, on our condensed consolidated balance sheets. Pre-tax net gains of $3 million and $412 million were recorded as of December 31, 2012 and September 30, 2013, respectively, and were included in accumulated other comprehensive income on our condensed consolidated balance sheets.

Cash Flow Exposure. In May 2013, we began hedging a portion of our forecasted revenue from Yahoo Japan with forward contracts to reduce the risk that our expected future cash flows from Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. We entered into foreign currency forward contracts designated as cash flow hedges of varying maturities through January 31, 2014. For derivatives designated as cash flow hedges, the effective portion of the unrealized gains or losses on these forward contracts is recorded in accumulated other comprehensive income on our condensed consolidated balance sheets and reclassified into revenue on the condensed consolidated statements of income when the underlying hedged revenue is recognized. If the cash flow hedges were to become ineffective, the ineffective portion would be immediately recorded in other income, net on the Company’s condensed consolidated statements of income. The cash flow hedges were considered to be effective as of September 30, 2013. The notional amounts of the foreign currency forward contracts were $82 million as of September 30, 2013. The fair value of the foreign currency forward contracts was a less than $1 million net asset as of September 30, 2013; the contracts’ fair value was included in prepaid expenses and other current assets and accrued expenses and other current liabilities on our condensed consolidated balance sheets. A pre-tax net gain of less than $1 million was recorded as of September 30, 2013, which was included in accumulated other comprehensive income on our condensed consolidated balance sheets. For both three and nine months ended September 30, 2013, we recorded gains of less than $1 million, net of tax, for cash flow hedges, which were recorded in revenue on the condensed consolidated statements of income. We expect all of the forward contracts designated as cash flow hedges to be reclassified to revenue within fiscal year 2013, as we expect to recognize the hedged anticipated revenue related to these contracts by December 31, 2013.

Balance Sheet Exposure. We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities, including intercompany transactions, which are denominated in foreign currencies. We recognize balance sheet derivative instruments as either assets or liabilities on our condensed consolidated balance sheets at fair value. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains or losses on the assets and liabilities being hedged. The notional amounts of the foreign currency forward contracts were $356 million and $398 million as of December 31, 2012 and September 30, 2013, respectively. As of December 31, 2012, the fair value of the foreign currency forward contracts was a $5 million liability, which was included in accrued expenses and other current liabilities on our condensed consolidated balance sheet. As of September 30, 2013, the fair value of the foreign currency forward contracts was a $6 million net liability; the contracts’ fair value was included in prepaid expenses and other current assets and accrued expenses and other current liabilities on our condensed consolidated balance sheets. Gains of $13 million and losses of $11 million were recorded for the three months ended September 30, 2012 and 2013, respectively, and were included in other income, net on our condensed consolidated statements of income. Gains of $8 million and losses of $7 million were recorded for the nine months ended September 30, 2012 and 2013, respectively, and were included in other income, net on our condensed consolidated statements of income. We paid $6 million in cash for the settlement of certain foreign currency forward contracts during the nine months ended September 30, 2013.

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

A Value-at-Risk (“VaR”) sensitivity analysis was performed on all of our foreign currency derivative positions as of September 30, 2013 and December 31, 2012 to assess the potential impact of fluctuations in exchange rates. The VaR model uses a Monte Carlo simulation to generate thousands of random price paths assuming normal market conditions. The VaR is the maximum expected one day loss in fair value, for a given statistical confidence level, to our foreign currency derivative positions due to adverse movements in rates. The VaR model is used as a risk management tool and is not intended to represent either actual or forecasted losses. Based on the results of the model using a 99 percent confidence interval, we estimate the maximum one-day loss in fair value is $25 million on the notional value of our net investment hedges at September 30, 2013 compared to a $28 million one-day loss at December 31, 2012. The maximum one-day loss in fair value is $1 million on the notional value of our cash flow hedges at September 30, 2013. There were no cash flow hedges outstanding at December 31, 2012. The maximum one-day loss in fair value is $2 million on the notional value of our balance sheet hedges at September 30, 2013 compared to a $3 million one-day loss at December 31, 2012.

Actual future gains and losses associated with our derivative positions may differ materially from the sensitivity analysis performed as of September 30, 2013 due to the inherent limitations associated with predicting the timing and amount of changes in foreign currency exchange rates and our actual exposures and positions. In addition, the VaR sensitivity analysis may not reflect the complex market reactions that may arise from the market shifts modeled within this VaR sensitivity analysis.

Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and nine months ended September 30, 2012, revenue ex-TAC for the Americas segment for the three and nine months ended September 30, 2013 would have been higher than we reported by $2 million and $4 million; revenue ex-TAC for the EMEA segment would have been lower than we reported by $2 million and $1 million; and revenue ex-TAC for the Asia Pacific segment would have been higher than we reported by $12 million and $23 million. Using the foreign currency exchange rates from the three and nine months ended September 30, 2012, direct costs for the Americas segment for the three and nine months ended September 30, 2013 would have been higher than we reported by $1 million and $2 million; direct costs for the EMEA segment would have been lower than we reported by $1 million for both periods; and direct costs for the Asia Pacific segment would have been higher than we reported by $2 million and $1 million.

Investment Exposure

We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable securities of public and private companies.

Our cash and marketable securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of December 31, 2012 and September 30, 2013, net unrealized gains and losses on these investments were not material.

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

Several of our competitors offer an integrated variety of Internet products, advertising services, technologies, online services and content in a manner similar to Yahoo. We compete against these and other companies to attract and retain users, advertisers, developers, and third-party Website publishers as participants in our Affiliate network, and to obtain agreements with third parties to promote or distribute our services. We also compete with social media and networking sites which are attracting a substantial and increasing share of users, users’ online time, and online advertising dollars.

A key element of our strategy is focusing on mobile products and mobile advertising formats. Our revenue from mobile is, however, not material at present. A number of our competitors are also focused on devoting significant resources to the development of products and services for mobile devices and currently have mobile revenue significantly greater than ours. If we are unable to develop products for mobile devices that users find engaging and that help us grow our mobile revenue, our competitive position, our financial condition and operating results could be harmed.

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

For the three and nine months ended September 30, 2013, 79 percent and 78 percent, respectively, of our total revenue came from display and search advertising. Our ability to retain and grow display and search revenue depends upon:

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

We plan to continue to manage costs to better and more efficiently manage our business. However, our operating expenses might increase from their reduced levels as we expand our operations in areas of desired growth, continue to develop and extend the Yahoo brand, fund product development, build data centers or acquire real property, and acquire and integrate complementary businesses and technologies. Our operating costs might also increase if we do not effectively manage costs as we transition markets under the Search Agreement and reimbursements from Microsoft under the Search Agreement decline or cease. In addition, weak economic conditions or other factors could cause our business to contract, requiring us to implement cost cutting measures. If our expenses increase at a greater pace than our revenue, or if we fail to effectively manage costs, our profitability will decline.

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

We also generate revenue through other online products and services, such as Yahoo Mail, and continue to innovate the products and services that we offer. The research and development of new, technologically advanced products is a complex process that requires significant levels of innovation and investment, as well as accurate anticipation of technology, market and consumer trends. If we are unable to provide innovative products and services which generate significant traffic to our Websites, our business could be harmed, causing our revenue to decline.

Risks associated with our Search Agreement with Microsoft may adversely affect our business and operating results.

Under our Search Agreement with Microsoft, Microsoft is the exclusive algorithmic and paid search services provider on Yahoo Properties and non-exclusive provider of such services on Affiliate sites for the transitioned markets. Approximately 25 percent, 31 percent, and 30 percent of our revenue for 2012 and the three and nine months ended September 30, 2013, respectively, were attributable to the Search Agreement. Our business and operating results would be adversely affected by a significant decline in or loss of this revenue.

Implementation of our Search Agreement with Microsoft commenced on February 23, 2010. We have completed the transition of our algorithmic search platform to the Microsoft platform in all markets, and have completed transition of paid search in a substantial majority of our markets. The market-by-market transition of our paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through 2013 and possibly into 2014. The transition process is complex and requires the expenditure of significant time and resources by us. Delays, difficulties, disruptions or inconveniences resulting from the transition process could result in the loss of advertisers, publishers, Affiliates, and employees, as well as delays in recognizing or reductions in the anticipated benefits of the transaction, any of which could negatively impact our business and operating results.

In September 2013, the Company advised Microsoft that we were delaying the transition of paid search in Taiwan and Hong Kong. Microsoft disagreed with the delay and the parties engaged in litigation regarding the transition of these markets. See Note 16 – “Search Agreement with Microsoft Corporation.” The uncertainty and disruption created by this litigation regarding the transition of Taiwan and Hong Kong and the timing of the transition could result in the loss of advertisers and publishers and revenue in these markets. In addition, depending on the ultimate outcome of the litigation, Microsoft could seek recovery of its costs and damages.

Under the Search Agreement, Microsoft initially agreed to guarantee Yahoo’s revenue per search (“RPS Guarantee”) on Yahoo Properties for 18 months after the transition of paid search services to Microsoft’s platform in each market based on the difference in revenue per search between the pre-transition and post-transition periods and certain other factors. Paid search services in the U.S. and Canada transitioned to Microsoft’s platform in the fourth quarter of 2010, other markets followed and transitions are ongoing as described above. To date, there has been a gap in revenue per search between pre-transition and post-transition periods in most markets and the payments under the RPS Guarantee are to compensate for the difference. In the fourth quarter of 2011, Microsoft agreed to extend the RPS Guarantee in the U.S. and Canada through March 2013, and in the second quarter of 2013 Microsoft extended the RPS Guarantee in the U.S. through March 2014. In June 2013, Microsoft and Yahoo agreed upon the RPS Guarantee payment amounts to be paid to us for the quarters ended December 31, 2012, March 31, 2013 and June 30, 2013. We also agreed to fixed quarterly payments in lieu of the RPS Guarantee in the U.S. for the quarters ending September 30, 2013, December 31, 2013 and March 31, 2014. In addition, we agreed to waive our right to receive any future RPS Guarantee payments in all markets except Taiwan and Hong Kong.

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

To the extent that an access provider or device manufacturer enters into a distribution arrangement with one of our competitors, or as our competitors design, develop, or acquire control of alternative devices or their operating systems, we face an increased risk that our users will favor the services or properties of that competitor. The manufacturer or access provider might promote a competitor’s services or might impair users’ access to our services by blocking access through their devices or by not making our services available in a readily-discoverable manner on their devices. If competitive distributors impair access to our services, or if they simply are more successful than our distributors in developing compelling products that attract and retain users or advertisers, then our revenue could decline.

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

Our future success depends in part on our ability to aggregate compelling content and deliver that content through our online properties. We license from third parties much of the content and services on our online properties, such as news items, stock quotes, weather reports, video, and maps. We believe that users will increasingly demand high-quality content and services, including music videos, film clips, news footage, and special productions. We may need to make substantial payments to third parties from whom we license or acquire such content or services. Our ability to maintain and build relationships with such third-party providers is critical to our success. In addition, as new methods for accessing the Internet become available, including through alternative devices, we may need to enter into amended agreements with existing third-party providers to cover the new devices. We may be unable to enter into new, or preserve existing, relationships with the third-parties whose content or services we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our third-party providers may increase the prices at which they offer their content and services to us, and potential providers may not offer their content or services to us at all, or may offer them on terms that are not agreeable to us. An increase in the prices charged to us by third-party providers could harm our operating results and financial condition. Further, because many of our content and services licenses with third parties are non-exclusive, other media providers may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo from other businesses. If we are unable to license or acquire compelling content at reasonable cost, if other companies distribute content or services that are similar to or the same as that provided by us, or if we do not develop or commission compelling editorial content or personalization services, the number of users of our services may not grow as anticipated, or may decline, or users’ level of engagement with our services may decline, all or any of which could harm our operating results.

Our business depends on a strong brand, and failing to maintain or enhance the Yahoo brands in a cost-effective manner could harm our operating results.

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

We create, own, and maintain a wide array of copyrights, patents, trademarks, trade dress, trade secrets, rights to domain names and other intellectual property assets which we believe are collectively among our most valuable assets. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark, and other laws of the U.S. and other countries of the world, and through contractual provisions. However, the efforts we have taken to protect our intellectual property and proprietary rights might not be sufficient or effective at stopping unauthorized use of those rights. Protection of the distinctive elements of Yahoo might not always be available under copyright law or trademark law, or we might not discover or determine the full extent of any unauthorized use of our copyrights and trademarks in order to protect our rights. In addition, effective trademark, patent, copyright, and trade secret protection might not be available or cost-effective in every country in which our products and media properties are distributed or made available through the Internet. Changes in patent law, such as changes in the law regarding patentable subject matter, could also impact our ability to obtain patent protection for our innovations. In particular, recent amendments to the U.S. patent law may affect our ability to protect our innovations and defend against claims of patent infringement. Further, given the costs of obtaining patent protection, we might choose not to protect (or not to protect in some jurisdictions) certain innovations that later turn out to be important. There is also a risk that the scope of protection under our patents may not be sufficient in some cases or that existing patents may be deemed invalid or unenforceable. To help maintain our trade secrets, we have entered into confidentiality agreements with most of our employees and contractors, and confidentiality agreements with many of the parties with whom we conduct business, in order to limit access to and disclosure of our proprietary information. If these confidentiality agreements are breached it could compromise our trade secrets and cause us to lose any competitive advantage provided by those trade secrets.

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

Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing and security of data that we receive from and about our users. The use of consumer data by online service providers and advertising networks is a topic of active interest among federal, state, and international regulatory bodies, and the regulatory environment is unsettled. Many states have passed laws requiring notification to users where there is a security breach for personal data, such as California’s Information Practices Act. We face similar risks in international markets where our products and services are offered. Any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of user confidence, damage to the Yahoo brands, and a loss of users, advertising partners, or Affiliates, any of which could potentially have an adverse effect on our business.

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

Our products and services involve the storage and transmission of Yahoo’s users’ and customers’ personal and proprietary information in our facilities and on our equipment, networks and corporate systems. Security breaches expose us to a risk of loss of this information, litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability. Our user data and corporate systems and security measures have been and may in the future be breached due to the actions of outside parties (including cyber attacks), employee error, malfeasance, a combination of these, or otherwise, allowing an unauthorized party to obtain access to our data or our users’ or customers’ data. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data.

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

We host and provide a wide variety of services and technology products that enable and encourage individuals and businesses to exchange information; upload or otherwise generate photos, videos, text, and other content; advertise products and services; conduct business; and engage in various online activities both domestically and internationally. The law relating to the liability of providers of online services and products for activities of their users is currently unsettled both within the U.S. and internationally. As a publisher and producer of original content, we may be subject to claims such as copyright, libel, defamation or improper use of publicity rights, as well as other infringement claims such as plagiarism. Claims have been threatened and brought against us for defamation, negligence, breaches of contract, plagiarism, copyright and trademark infringement, unfair competition, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information which we publish or to which we provide links or that may be posted online or generated by us or by third parties, including our users. In addition, we have been and may again in the future be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions. We arrange for the distribution of third-party advertisements to third-party publishers and advertising networks, and we offer third-party products, services, or content, such as stock quotes and trading information, under the Yahoo brand or via distribution on Yahoo Properties. We may be subject to claims concerning these products, services, or content by virtue of our involvement in marketing, branding, broadcasting, or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services, or content. While our agreements with respect to these products, services, and content may provide that we will be indemnified against such liabilities, the ability to receive such indemnification may be disputed, could result in substantial costs to enforce or defend, and depends on the financial resources of the other party to the agreement, and any amounts received might not be adequate to cover our liabilities or the costs associated with defense of such proceedings. Defense of any such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner.

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

As some of the most visited sites on the Internet, Yahoo Properties deliver a significant number of products, services, page views, and advertising impressions to users around the world. We expect our products and services to continue to expand and change significantly and rapidly in the future to accommodate new technologies and Internet advertising solutions, and new means of content delivery.

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

In some markets, we depend on a limited number of distribution arrangements for a significant percentage of our user activity. A failure by our distributors to attract or retain their user bases would negatively impact our user activity and, in turn, reduce our revenue. In some cases, device manufacturers may be unwilling to pay fees to Yahoo in order to distribute Yahoo services.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended September 30, 2013, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $24.99 to $33.55 per share and the closing sale price on October 31, 2013 was $32.94 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results or announcements of technological innovations, significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; general economic conditions; and the current and anticipated future operating performance and equity valuation of Alibaba Group (including speculation regarding its potential initial public offering) and Yahoo Japan Corporation in which we have equity investments, including changes in equity valuation due to fluctuations in foreign currency exchange rates.

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

Our Board has the authority to issue up to 10 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deterring or preventing a change in control of Yahoo without further action by the stockholders and may adversely affect the voting and other rights of the holders of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

Share repurchase activity during the three months ended September 30, 2013 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s) (1)
July 1 — July 31, 2013(2)	49,046,910	$28.69	49,046,910	$602,631
August 1 — August 31, 2013	7,435,059	$27.62	7,435,059	$397,252
September 1 — September 30, 2013	2,598,033	$28.05	2,598,033	$324,388

Total	59,080,002	$28.53	59,080,002

(1)

The share repurchases in the three months ended September 30, 2013 were made under our stock repurchase program announced in May 2012, which authorizes the repurchase of up to $5 billion of our outstanding shares of common stock from time to time. This program, according to its terms, will expire in June 2015 unless revoked earlier by the Board. Repurchases under this program may take place in open market or privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan.

(2)

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

YAHOO! INC.

Dated: November 12, 2013	By:	/S/ MARISSA A. MAYER
Marissa A. Mayer Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2013	By:	/S/ KEN GOLDMAN
Ken Goldman Chief Financial Officer (Principal Financial Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

2.3	Second Amendment to Share Repurchase and Preference Share Sale Agreement, by and among Alibaba Group Holding Limited, the Registrant, and Yahoo! Hong Kong Holdings Limited, dated as of October 14, 2013 (previously filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed October 15, 2013 and incorporated herein by reference).

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2001 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A filed December 20, 2010 and incorporated herein by reference).

4.1*	Form of the Registrant’s Common Stock certificate with new logo.

10.2(P)*+	Form of Restricted Stock Unit Award Agreement Letter Amendment between the Registrant and executives regarding tax withholding elections.

10.24(B)	Amendment No. 1 to Credit Agreement, dated as of October 10, 2013, by and among the Registrant, the lenders named therein, and Citibank, N.A. as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2013 and incorporated herein by reference).

10.25(B)+	Letter Agreement, dated July 26, 2013, between the Registrant and David Dibble (previously filed as Exhibit 10.25(B) to the Registrant’s Quarterly Report on Form 10-Q filed August 8, 2013 and incorporated herein by reference).

10.26(B)*+	Separation Agreement, dated August 9, 2013, between the Registrant and Miyuki Rosen.

10.28(A)	Purchase Agreement, dated July 22, 2013, among the Registrant, Third Point, LLC, Daniel S. Loeb, Third Point Partners L.P., Third Point Partners Qualified L.P., Third Point Offshore Master Fund L.P., Third Point Ultra Master Fund L.P. and Third Point Reinsurance Company, Ltd. (previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2013 and incorporated herein by reference).

10.28(B)	Amendment to Agreement, dated July 22, 2013, between the Registrant, Third Point, LLC and each of the other persons set forth on the signature pages thereto (previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on July 25, 2013 and incorporated herein by reference).

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2013.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2013.

32*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2013.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.