Form 10-Q
period 2014-03-31
YAHOO INC
filed 2014-05-08
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, $0.001 par value	1,006,808,134

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31, 2013	March 31, 2014
	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$2,077,590	$1,198,016
Short-term marketable securities	1,330,304	1,741,494
Accounts receivable, net	979,559	879,992
Prepaid expenses and other current assets	638,404	662,372

Total current assets	5,025,857	4,481,874
Long-term marketable securities	1,589,500	1,631,819
Property and equipment, net	1,488,518	1,479,406
Goodwill	4,679,648	4,699,319
Intangible assets, net	417,808	393,355
Other long-term assets	177,281	178,319
Investments in equity interests	3,426,347	3,728,823

Total assets	$16,804,959	$16,592,915

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$138,031	$156,782
Accrued expenses and other current liabilities	907,782	746,828
Deferred revenue	294,499	291,265

Total current liabilities	1,340,312	1,194,875
Convertible notes	1,110,585	1,125,251
Long-term deferred revenue	258,904	222,366
Capital lease and other long-term liabilities	116,605	108,847
Deferred and other long-term tax liabilities	847,956	978,372

Total liabilities	3,674,362	3,629,711
Commitments and contingencies (Note 12)	—	—
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,019,812 shares issued and 1,014,338 shares outstanding as of December 31, 2013 and 1,028,144 shares issued and 1,010,730 shares outstanding as of March 31, 2014	1,015	1,023
Additional paid-in capital	8,688,304	8,811,720
Treasury stock at cost, 5,474 shares as of December 31, 2013 and 17,414 shares as of March 31, 2014	(200,228)	(649,806)
Retained earnings	4,267,429	4,579,007
Accumulated other comprehensive income	318,389	163,239

Total Yahoo! Inc. stockholders’ equity	13,074,909	12,905,183
Noncontrolling interests	55,688	58,021

Total equity	13,130,597	12,963,204

Total liabilities and equity	$16,804,959	$16,592,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31, 2013	March 31, 2014
	(Unaudited, in thousands except per share amounts)

Revenue	$1,140,368	$1,132,730

Operating expenses:
Cost of revenue — traffic acquisition costs	66,068	45,909
Cost of revenue — other	278,007	280,844
Sales and marketing	257,019	329,846
Product development	219,580	281,632
General and administrative	133,421	136,493
Amortization of intangibles	7,365	18,340
Restructuring (reversals) charges, net	(7,062)	9,487

Total operating expenses	954,398	1,102,551

Income from operations	185,970	30,179
Other income (expense), net	17,072	(13,453)

Income before income taxes and earnings in equity interests	203,042	16,726
Provision for income taxes	(29,736)	(4,217)
Earnings in equity interests	217,588	301,402

Net income	390,894	313,911
Net income attributable to noncontrolling interests	(609)	(2,333)

Net income attributable to Yahoo! Inc.	$390,285	$311,578

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.36	$0.31

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.35	$0.29

Shares used in per share calculation — basic	1,094,170	1,009,890

Shares used in per share calculation — diluted	1,108,095	1,031,420

Stock-based compensation expense by function:
Cost of revenue — other	$3,578	$22,687
Sales and marketing	16,045	52,638
Product development	8,263	13,927
General and administrative	16,719	19,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31, 2013	March 31, 2014
	(Unaudited, in thousands)

Net income	$390,894	$313,911

Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $154 and $(898) for the three months ended March 31, 2013 and 2014, respectively	1,036	6,728
Reclassification adjustment for realized (gains) losses on available-for-sale securities included in net income, net of taxes of $24 and $8 for the three months ended March 31, 2013 and 2014, respectively	(37)	(12)

Net change in unrealized gains on available-for-sale securities, net of tax	999	6,716

Foreign currency translation adjustments (“CTA”):
Foreign CTA gains (losses), net of taxes of $162 and $236 for the three months ended March 31, 2013 and 2014, respectively	(281,505)	(146,857)
Net investment hedge CTA gains (losses), net of taxes of $(101,296) and $8,432 for the three months ended March 31, 2013 and 2014, respectively	168,714	(14,049)

Net foreign CTA losses, net of tax	(112,791)	(160,906)

Cash flow hedges:
Unrealized gains (losses) on cash flow hedges, net of taxes of $0 and $304 for the three months ended March 31, 2013 and 2014, respectively	—	(506)
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $0 and $273 for the three months ended March 31, 2013 and 2014, respectively	—	(454)

Net change in unrealized losses on cash flow hedges, net of tax	—	(960)

Other comprehensive loss	(111,792)	(155,150)

Comprehensive income	279,102	158,761
Less: comprehensive income attributable to noncontrolling interests	(609)	(2,333)

Comprehensive income attributable to Yahoo! Inc.	$278,493	$156,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31, 2013	March 31, 2014
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$390,894	$313,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	143,864	123,185
Amortization of intangible assets	18,410	34,349
Accretion of convertible notes discount	—	14,666
Stock-based compensation expense, net	44,605	109,181
Restructuring charges	547	—
Loss from sales of investments, assets, and other, net	11,905	3,550
Earnings in equity interests	(217,588)	(301,402)
Dividend income related to Alibaba Group Preference Shares	(20,251)	—
Tax benefits from stock-based awards	9,537	57,667
Excess tax benefits from stock-based awards	(12,807)	(59,556)
Deferred income taxes	(20,158)	14,488
Dividends received from equity investees	12,000	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	57,853	98,404
Prepaid expenses and other	19,707	(9,211)
Accounts payable	(71,135)	19,492
Accrued expenses and other liabilities	(123,472)	(240,175)
Deferred revenue	(25,229)	(39,488)

Net cash provided by operating activities	218,682	139,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(69,581)	(84,655)
Purchases of marketable securities	(1,481,293)	(912,097)
Proceeds from sales of marketable securities	424,347	168,926
Proceeds from maturities of marketable securities	183,100	281,662
Acquisitions, net of cash acquired	(10,147)	(21,661)
Purchases of intangible assets	(1,128)	(1,190)
Proceeds from settlement of derivative hedge contracts	4,100	2,801
Payments for settlement of derivative hedge contracts	—	(600)
Equity investments	—	(10,399)
Other investing activities, net	(278)	(566)

Net cash used in investing activities	(950,880)	(577,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	61,108	78,977
Repurchases of common stock	(775,075)	(449,578)
Excess tax benefits from stock-based awards	12,807	59,556
Tax withholdings related to net share settlements of restricted stock units	(43,689)	(125,403)
Other financing activities, net	(1,405)	(3,093)

Net cash used in financing activities	(746,254)	(439,541)

Effect of exchange rate changes on cash and cash equivalents	(14,693)	(1,315)
Net change in cash and cash equivalents	(1,493,145)	(879,574)
Cash and cash equivalents at beginning of period	2,667,778	2,077,590

Cash and cash equivalents at end of period	$1,174,633	$1,198,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo” or the “Company”) is focused on making the world’s daily habits inspiring and entertaining. By creating highly personalized experiences for its users, the Company keeps people connected to what matters most to them, across devices and around the world. The Company creates value for advertisers with a streamlined, simplified advertising technology stack that leverages Yahoo’s data, reach and analytics to connect advertisers with their target audiences. For advertisers, the opportunity to be a part of users’ daily habits across products and platforms is a powerful tool to engage audiences and build brand loyalty.

Advertisers can build their businesses through advertising to targeted audiences on the Company’s online properties and services, or through a distribution network of third party entities (“Affiliates”) who integrate the Company’s advertising offerings into their Websites or other offerings. The Company manages and measures its business geographically, principally in the Americas, EMEA (Europe, Middle East, and Africa) and Asia Pacific.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2013 was derived from the Company’s audited financial statements for the year ended December 31, 2013, but does not include all disclosures required by U.S. GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

Note 2 INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2013
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$538,397	$65	$(101)	$538,361
Corporate debt securities, commercial paper, and bank certificates of deposit	2,380,134	2,525	(1,216)	2,381,443
Corporate equity securities	230	153	—	383

Total investments in available-for-sale securities	$2,918,761	$2,743	$(1,317)	$2,920,187

	March 31, 2014
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$566,470	$335	$(188)	$566,617
Corporate debt securities, commercial paper, and bank certificates of deposit	2,805,485	2,512	(1,301)	2,806,696
Corporate equity securities	230	249	—	479

Total investments in available-for-sale securities	$3,372,185	$3,096	$(1,489)	$3,373,792

	December 31, 2013	March 31, 2014
Reported as:
Short-term marketable securities	$1,330,304	$1,741,494
Long-term marketable securities	1,589,500	1,631,819
Other assets	383	479

Total	$2,920,187	$3,373,792

Short-term, highly liquid investments included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial as of December 31, 2013 and March 31, 2014 as the carrying value approximates fair value because of the short maturity of those instruments. Realized gains and losses from sales of marketable securities were not material for both the three months ended March 31, 2013 and 2014.

The contractual maturities of available-for-sale marketable securities were as follows (in thousands):

	December 31, 2013	March 31, 2014
Due within one year	$1,330,304	$1,741,494
Due after one year through five years	1,589,500	1,631,819

Total available-for-sale marketable securities	$2,919,804	$3,373,313

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$263,514	$(101)	$—	$—	$263,514	$(101)
Corporate debt securities, commercial paper, and bank certificates of deposit	696,950	(1,214)	3,833	(2)	700,783	(1,216)

Total investments in available-for-sale securities	$960,464	$(1,315)	$3,833	$(2)	$964,297	$(1,317)

	March 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$138,841	$(181)	$18,762	$(7)	$157,603	$(188)
Corporate debt securities, commercial paper, and bank certificates of deposit	852,227	(1,141)	37,090	(160)	889,317	(1,301)

Total investments in available-for-sale securities	$991,068	$(1,322)	$55,852	$(167)	$1,046,920	$(1,489)

The Company’s investment portfolio consists of liquid high-quality fixed income government, agency and corporate debt securities, money market funds, and time deposits with financial institutions. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Fixed income securities may have their fair value adversely impacted due to a deterioration of the credit quality of the issuer. The longer the term of the securities, the more susceptible they are to changes in market rates. Investments are reviewed periodically to identify possible other-than-temporary impairment. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of December 31, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$936,438	$—	$936,438
Available-for-sale securities:
Government and agency securities(1)	—	876,197	876,197
Commercial paper and bank certificates of deposit(1)	—	472,080	472,080
Corporate debt securities(1)	—	2,059,159	2,059,159
Time deposits(1)	—	84,443	84,443
Corporate equity securities(2)	370	—	370
Foreign currency derivative contracts(3)	—	214,041	214,041

Financial assets at fair value	$936,808	$3,705,920	$4,642,728

Liabilities
Foreign currency derivative contracts(3)	—	(1,401)	(1,401)

Total financial assets and liabilities at fair value	$936,808	$3,704,519	$4,641,327

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of March 31, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$392,140	$—	$392,140
Available-for-sale securities:
Government and agency securities(1)	—	608,619	608,619
Commercial paper and bank certificates of deposit(1)	—	416,835	416,835
Corporate debt securities(1)	—	2,392,063	2,392,063
Time deposits(1)	—	96,711	96,711
Corporate equity securities(2)	479	—	479
Foreign currency derivative contracts(3)	—	187,775	187,775

Financial assets at fair value	$392,619	$3,702,003	$4,094,622
Liabilities
Foreign currency derivative contracts(3)	—	(1,973)	(1,973)

Total financial assets and liabilities at fair value	$392,619	$3,700,030	$4,092,649

(1)

The money market funds, government and agency securities, commercial paper and bank certificates of deposit, corporate debt securities, and time deposits are classified as part of either cash and cash equivalents or investments in marketable securities in the condensed consolidated balance sheets.

(2)	The corporate equity securities are classified as part of other long-term assets in the condensed consolidated balance sheets.
(3)

Foreign currency derivative contracts are classified as part of either other current assets or other current liabilities in the condensed consolidated balance sheets. The notional amounts of the foreign currency derivative contracts were $1.8 billion, including contracts designated as net investment hedges of $1.3 billion, as of December 31, 2013, and $1.7 billion, including contracts designated as net investment hedges of $1.3 billion, as of March 31, 2014.

The amount of cash and cash equivalents as of December 31, 2013 and March 31, 2014 included $569 million and $665 million, respectively, in cash deposits.

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

Convertible Senior Notes

In 2013, the Company issued $1.4375 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2018 (the “Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate fair value of the Notes as of both December 31, 2013 and March 31, 2014 was $1.1 billion. The fair value of the Notes was estimated on the basis of quoted market prices observable in the market and is considered Level 2 in the fair value hierarchy. See Note 11—“Convertible Notes” for additional information related to the Notes.

Activity between Levels of the Fair Value Hierarchy. During the year ended December 31, 2013 and the three months ended March 31, 2014, the Company did not make any transfers between Level 1 and Level 2 assets or liabilities.

Note 3 CONSOLIDATED FINANCIAL STATEMENT DETAILS

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31, 2013	March 31, 2014
Unrealized gains on available-for-sale securities, net of tax	$15,101	$23,229
Unrealized gains (losses) on cash flow hedges, net of tax	1,412	(960)
Foreign currency translation, net of tax	301,876	140,970

Accumulated other comprehensive income	$318,389	$163,239

Noncontrolling Interests

Noncontrolling interests were as follows (in thousands):

	December 31, 2013	March 31, 2014
Beginning noncontrolling interests	$45,403	$55,688
Net income attributable to noncontrolling interests	10,285	2,333

Ending noncontrolling interests	$55,688	$58,021

Other Income (Expense), Net

Other income, net was as follows (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2014
Interest, dividend and investment income	$25,918	$5,437
Interest expense	(2,273)	(17,081)
Other expense, net	(6,573)	(1,809)

Total other income (expense), net	$17,072	$(13,453)

Interest, dividend and investment income consists of income earned from cash in bank accounts, investments made in marketable securities and money market funds, and dividend income on the Alibaba Group Preference Shares.

Interest expense is related to the Notes and capital lease obligations for buildings and data centers.

Other expense, net consists of gains and losses from sales or impairments of marketable securities and/or investments in privately-held companies, foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, and unrealized and realized foreign currency transaction gains and losses, including gains and losses related to balance sheet hedges.

Reclassifications Out of Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 were as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Realized gains on available-for-sale securities, net of tax	$(37)	Other income, net

Total reclassifications for the period	$(37)

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 were as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Realized gains on cash flow hedges, net of tax	$(454)	Revenue
Realized gains on available-for-sale securities, net of tax	(12)	Other income, net

Total reclassifications for the period	$(466)

Note 4 ACQUISITIONS

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

During the three months ended March 31, 2014, the Company acquired five companies, all of which were accounted for as business combinations. The total purchase price for these acquisitions was $23 million less cash acquired of $1 million, which resulted in a net cash outlay of $22 million. The purchase price for the assets and liabilities assumed was allocated based on their estimated fair values as follows: $9 million to amortizable intangibles; $1 million to cash acquired; $3 million to assumed liabilities; and the remainder of $16 million to goodwill.

The Company’s business combinations completed during the three months ended March 31, 2013 and 2014 did not have a material impact on the Company’s condensed consolidated financial statements.

Note 5 GOODWILL

The Company’s goodwill balance was $4.7 billion as of both December 31, 2013 and March 31, 2014, of which $3.8 billion was recorded in the Americas segment, $0.6 billion in the EMEA (Europe, Middle East and Africa) segment, and $0.3 billion in the Asia Pacific segment. The increase in the carrying amount of goodwill of $20 million reflected on the Company’s condensed consolidated balance sheets during the three months ended March 31, 2014 was primarily due to foreign currency translation gains of $4 million and additions to goodwill of $16 million related to acquisitions made during the three months ended March 31, 2014.

Note 6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2013	March 31, 2014
	Net	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer, affiliate, and advertiser related relationships	$205,818	$291,972	$(100,984)	$190,988
Developed technology and patents	140,499	257,878	(123,699)	134,179
Trade names, trademarks, and domain names	71,491	105,978	(37,790)	68,188

Total intangible assets, net	$417,808	$655,828	$(262,473)	$393,355

(*)

Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities increased total intangible assets by approximately $19 million as of March 31, 2014.

For the three months ended March 31, 2013 and 2014, the Company recognized amortization expense for intangible assets of $18 million and $34 million, respectively, including $11 million and $16 million in cost of revenue—other for the three months ended March 31, 2013 and 2014, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2014 and each of the succeeding years is as follows: nine months ending December 31, 2014: $86 million; 2015: $93 million; 2016: $68 million; 2017: $60 million; 2018: $49 million; and cumulatively thereafter: $20 million.

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

Potentially dilutive securities representing approximately 24 million and 2 million shares of common stock for the three months ended March 31, 2013 and 2014, respectively were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2013	March 31, 2014
Basic:
Numerator:
Net income attributable to Yahoo! Inc.	$390,285	$311,578
Less: Net income allocated to participating securities	(11)	(3)

Net income attributable to Yahoo! Inc. common stockholders—basic	$390,274	$311,575

Denominator:
Weighted average common shares	1,094,170	1,009,890

Net income attributable to Yahoo! Inc. common stockholders per share—basic	$0.36	$0.31

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$390,285	$311,578
Less: Net income allocated to participating securities	(11)	(3)
Less: Effect of dilutive securities issued by equity investees	(2,119)	(12,365)

Net income attributable to Yahoo! Inc. common stockholders—diluted	$388,155	$299,210

Denominator:
Denominator for basic calculation	1,094,170	1,009,890
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock units	11,427	15,670
Stock options and employee stock purchase plan	2,498	5,860

Denominator for diluted calculation	1,108,095	1,031,420

Net income attributable to Yahoo! Inc. common stockholders per share—diluted	$0.35	$0.29

Note 8 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31, 2013	Percent Ownership	March 31, 2014	Percent Ownership
Alibaba Group	$1,018,126	24%	$1,360,173	24%
Yahoo Japan	2,399,590	35%	2,346,867	36%
Other	8,631	19%	21,783	17%

Total	$3,426,347		$3,728,823

Equity Investment in Alibaba Group. The investment in Alibaba Group Holding Limited (“Alibaba Group”) is being accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets, and goodwill, is classified as part of the investments in equity interests balance on the Company’s condensed consolidated balance sheets. The Company’s accounting policy is to record its share of the results of Alibaba Group, and any related amortization expense and related tax impact, one quarter in arrears within earnings in equity interests in the condensed consolidated statements of income. As of March 31, 2014, the excess of carrying value of the Company’s investment in Alibaba Group and the Company’s proportionate share of the net assets of Alibaba Group is largely attributable to goodwill.

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

On the Repurchase Closing Date, the Company and Alibaba Group entered into an amendment of their existing Technology and Intellectual Property License Agreement (the “TIPLA”) pursuant to which Alibaba Group made an initial payment to the Company of $550 million in satisfaction of certain future royalty payments under the existing TIPLA. The Company will recognize this revenue over the remaining four-year term of the TIPLA. For both the three months ended March 31, 2013 and 2014, the Company recognized approximately $34 million in revenue related to the TIPLA.

Alibaba Group will continue making royalty payments until the earlier of the fourth anniversary of the effective date of the amendment and a Qualified IPO. Pursuant to the terms of the TIPLA, the Company also recognized royalty revenue of approximately $35 million and $34 million for the three months ended March 31, 2013 and 2014, respectively.

The following table presents Alibaba Group’s U.S. GAAP financial information, as derived from the Alibaba Group financial statements (in thousands):

	Three Months Ended
	December 31, 2012	December 31, 2013
Operating data:
Revenue	$1,840,450	$3,057,728
Gross profit(*)	$1,377,871	$2,377,427
Income from operations(*)	$803,087	$1,435,687
Net income	$649,977	$1,363,761
Net income attributable to Alibaba Group	$642,173	$1,348,932

	September 30, 2013	December 31, 2013
Balance sheet data:
Current assets	$7,994,731	$11,452,808
Long-term assets	$5,959,835	$6,106,707
Current liabilities	$4,838,510	$6,615,917
Long-term liabilities	$5,319,113	$5,325,255
Convertible preferred shares	$1,688,889	$1,699,494
Noncontrolling interests	$92,127	$165,983

(*)	Certain prior period amounts have been reclassified to conform to the current period presentation with no effect on previously reported net income or stockholders’ equity.

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

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $10 billion as of March 31, 2014.

In the first quarter of 2014, the Company sold data center assets and assigned a data center lease to Yahoo Japan for cash proceeds of $11 million and recorded a net gain of approximately $5 million.

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

	Three Months Ended
	December 31, 2012	December 31, 2013
	(In thousands)
Operating data:
Revenue	$1,195,869	$1,031,656
Gross profit	$981,062	$843,926
Income from operations	$614,492	$489,442
Net income	$343,414	$307,112
Net income attributable to Yahoo Japan	$340,550	$304,345

	September 30, 2013	December 31, 2013
	(In thousands)
Balance sheet data:
Current assets	$6,318,156	$5,840,384
Long-term assets	$1,728,912	$1,702,207
Current liabilities	$1,992,508	$1,784,072
Long-term liabilities	$56,762	$53,186
Noncontrolling interests	$74,754	$72,484

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $70 million and $68 million for the three months ended March 31, 2013 and 2014, respectively. As of December 31, 2013 and March 31, 2014, the Company had net receivable balances from Yahoo Japan of approximately $42 million and $47 million, respectively.

Note 9 DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, primarily forward contracts, to mitigate risk associated with adverse movements in foreign currency exchange rates.

The Company records all derivatives in the condensed consolidated balance sheets at fair value with assets included in prepaid expenses and other current assets and liabilities included in accrued expenses and other current liabilities. The Company’s accounting treatment for these instruments is based on whether the instruments are designated as a hedging instrument or not designated as a hedging instrument. The effective portions of net investment hedges are recorded in other comprehensive income as a part of the cumulative translation adjustment. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income until the hedged item is recognized in revenue on the condensed consolidated statements of income when the underlying hedged revenue is recognized. The ineffective portions of net investment hedges and cash flow hedges are recorded in other income, net on the Company’s condensed consolidated statements of income. For balance sheet hedges, changes in the fair value are recorded in other income, net on the Company’s condensed consolidated statements of income. For forecasted revenue hedges, changes in the fair value are recorded as a component of revenue in the Company’s condensed consolidated statements of income.

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

Designated as Hedging Instruments

Net Investment Hedges. The Company hedges, on an after-tax basis, a portion of its net investment in Yahoo Japan with forward contracts to reduce the risk that its investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. The total of the after-tax net investment hedge was less than the Yahoo Japan investment balance as of both December 31, 2013 and March 31, 2014. As such, the net investment hedge was considered to be effective. See Note 18—“Subsequent Events” for additional information.

Cash Flow Hedges. The Company entered into foreign currency forward contracts designated as cash flow hedges of varying maturities through July 31, 2014. The cash flow hedges were considered to be effective as of December 31, 2013 and March 31, 2014. The Company expects all of the forward contracts designated as cash flow hedges to be reclassified to revenue within fiscal year 2014, as it expects to recognize the hedged forecasted revenue related to these contracts by December 31, 2014.

Not Designated as Hedging Instruments

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

Forecasted Revenue Hedges. The Company hedges a portion of the forecasted revenue of certain international subsidiaries whose functional currencies are not the U.S dollar. This program attempts to reduce the risk that the Company’s revenue denominated in these currencies will be adversely affected by foreign currency exchange rate fluctuations.

Notional amounts of the Company’s outstanding forward contracts as of December 31, 2013 and March 31, 2014 (in millions):

	December 31, 2013	March 31, 2014
Derivatives designated as hedging instruments:
Net investment hedges	$1,341	$1,341
Cash flow hedges	$56	$31
Derivatives not designated as hedging instruments:
Balance sheet hedges	$393	$335
Forecasted revenue hedges	$—	$—

Foreign currency forward contracts activity for the three months ended March 31, 2013 (in millions):

	Beginning Fair Value	Settlement	Gain (Loss) Recorded in Other Income, Net	Gain (Loss) Recorded in Other Comprehensive Income		Ending Fair Value
Derivatives designated as hedging instruments:
Net investment hedges	$3	$—	$—	$270	(*)	$273
Derivatives not designated as hedging instruments:
Balance sheet hedges	(5)	(4)	4	—		(5)

(*)

This amount does not reflect the tax impact of $101 million recorded during the three months ended March 31, 2013. The $169 million after tax impact of the gain recorded within other comprehensive income was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

Foreign currency forward contracts activity for the three months ended March 31, 2014 (in millions):

	Beginning Fair Value	Settlement	Gain (Loss) Recorded in Other Income, Net	Gain (Loss) Recorded in Other Comprehensive Income		Gain (Loss) Recorded in Revenue	Ending Fair Value
Derivatives designated as hedging instruments:
Net investment hedges	$209	$—	$—	$(22	)(1)	$—	$187
Cash flow hedges	4	(1)	(1)	(2	)(2)	1	1
Derivatives not designated as hedging instruments:
Balance sheet hedges	—	(1)	(1)	—		—	(2)
Forecasted revenue hedges	—	—	—	—		—	—

(1)

This amount does not reflect the tax impact of $8 million recorded during the three months ended March 31, 2014. The $14 million after tax impact of the gain recorded within other comprehensive income was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

(2)

This amount does not reflect the tax impact of less than $1 million recorded during the three months ended March 31, 2014. The $1 million after tax impact of the loss was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

Foreign currency forward contracts balance sheet location and ending fair value (in millions):

	Balance Sheet Location	December 31, 2013	March 31, 2014
Derivatives designated as hedging instruments:
Net investment hedges	Asset	$209	$187
	Liability	$—	$—

Cash flow hedges	Asset	$4	$1
	Liability	$—	$—
Derivatives not designated as hedging instruments:
Balance sheet hedges	Asset	$1	$—
	Liability	$(1)	$(2)

Forecasted revenue hedges	Asset	$—	$—
	Liability	$—	$—

Note 10 CREDIT AGREEMENT

The Company’s credit agreement (the “Credit Agreement”) with Citibank, N.A. terminates on October 9, 2014. The Credit Agreement, as amended, provides for a $750 million unsecured revolving credit facility, subject to increase of up to $250 million in accordance with its terms. As of March 31, 2014, the Company was in compliance with the financial covenants in the Credit Agreement and no amounts were outstanding.

Note 11 CONVERTIBLE NOTES

0.00% Convertible Senior Notes

As of March 31, 2014, the Company had $1.4 billion principal amount of Notes outstanding. The Notes are senior unsecured obligations of Yahoo, the Notes do not bear regular interest, and the principal amount of the Notes does not accrete. The Notes mature on December 1, 2018, unless previously purchased or converted in accordance with their terms prior to such date. The Company may not redeem Notes prior to maturity. However, holders of the Notes may convert them at certain times and upon the occurrence of certain events in the future, as outlined in the indenture governing the Notes (the “Indenture”). Holders of the Notes who convert in connection with a “make-whole fundamental change,” as defined in the Indenture, may require Yahoo to purchase for cash all or any portion of their Notes at a purchase price equal to 100 percent of the principal amount, plus accrued and unpaid special interest as defined in the Indenture, if any. The Notes are convertible, subject to certain conditions, into shares of Yahoo common stock at an initial conversion rate of 18.7161 shares per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $53.43 per share), subject to adjustment upon the occurrence of certain events. Upon conversion of the Notes, holders will receive cash, shares of Yahoo’s common stock or a combination thereof, at Yahoo’s election. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread). As of March 31, 2014, none of the conditions allowing holders of the Notes to convert had been met.

The Notes consist of the following (in thousands):

	December 31, 2013	March 31, 2014
Liability component:
Principal	$1,437,500	$1,437,500
Less: note discount	(326,915)	(312,249)

Net carrying amount	$1,110,585	$1,125,251

Equity component (*)	$305,569	$305,569

(*)	Recorded on the condensed consolidated balance sheets within additional paid-in capital.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2014
Accretion of convertible note discount	$—	$14,666

The fair value of the Notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of debt instruments (carrying value excludes the equity component of the Notes classified in equity) was as follows (in thousands):

	December 31, 2013		March 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$1,111,473	$1,110,585	$1,127,393	$1,125,251

Note 12 COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases office space and data centers under operating and capital lease agreements with original lease periods of up to 12 years which expire between 2014 and 2025.

A summary of gross and net lease commitments as of March 31, 2014 was as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Nine months ending December 31, 2014	$105	$(9)	$96
Years ending December 31,
2015	113	(9)	104
2016	76	(2)	74
2017	62	—	62
2018	39	—	39
2019	27	—	27
Due after 5 years	97	—	97

Total gross and net lease commitments	$519	$(20)	$499

Capital Lease Commitment
Nine months ending December 31, 2014	$11
Years ending December 31,
2015	12
2016	9
2017	9
2018	9
2019	4
Due after 5 years	—

Gross lease commitment	$54

Less: interest	(13)

Net lease commitment included in capital lease and other long-term liabilities	$41

Affiliate Commitments. The Company is obligated to make payments, which represent traffic acquisition costs (“TAC”), to its Affiliates. As of March 31, 2014, these commitments totaled $216 million, of which $10 million will be payable in the remainder of 2014, $205 million will be payable in 2015, and $1 million will be payable in 2016.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $23 million through 2023.

Other Commitments. In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, joint ventures and business partners, purchasers of assets or subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements or representations and warranties made by the Company, services to be provided by the Company, intellectual property infringement claims made by third parties or, with respect to the sale, lease, or assignment of assets or a subsidiary, matters related to the Company’s conduct of the business and tax matters prior to the sale. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in the Company’s condensed consolidated financial statements.

As of March 31, 2014, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

See Note 17 — “Search Agreement with Microsoft Corporation” for a description of the Company’s Search and Advertising Services and Sales Agreement (the “Search Agreement”) and License Agreement with Microsoft Corporation (“Microsoft”).

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

Stockholder and Securities Matters. Since May 31, 2011, several related stockholder derivative suits were filed in the Santa Clara County Superior Court (“California Derivative Litigation”) and the U.S. District Court for the Northern District of California (“Federal Derivative Litigation”) purportedly on behalf of the Company against certain officers and directors of the Company and third parties. The California Derivative Litigation was filed by plaintiffs Cinotto, Lassoff, Zucker, and Koo, and consolidated under the caption In re Yahoo! Inc. Derivative Shareholder Litigation on June 24, 2011 and September 12, 2011. The Federal Derivative Litigation was filed by plaintiffs Salzman, Tawila, and Iron Workers Mid-South Pension Fund and consolidated under the caption In re Yahoo! Inc. Shareholder Derivative Litigation on October 3, 2011. The plaintiffs allege breaches of fiduciary duties, corporate waste, mismanagement, abuse of control, unjust enrichment, misappropriation of corporate assets, or contribution and seek damages, equitable relief, disgorgement and corporate governance changes in connection with Alibaba Group’s restructuring of its subsidiary Alipay.com Co., Ltd. (“Alipay”) and related disclosures. On June 7, 2012, the courts approved stipulations staying the California Derivative Litigation pending resolution of the Federal Derivative Litigation, and deferring the Federal Derivative Litigation pending a ruling on the motion to dismiss filed by the defendants in the related stockholder class actions, which are discussed below. On December 16, 2013, the U.S. District Court for the Northern District of California granted the Company’s motion to stay the Federal Derivative Litigation pending resolution of the appeal filed by the plaintiffs in the related stockholder class actions.

Since June 6, 2011, two purported stockholder class actions were filed in the U.S. District Court for the Northern District of California against the Company and certain officers and directors of the Company by plaintiffs Bonato and the Twin Cities Pipe Trades Pension Trust. In October 2011, the District Court consolidated the two actions under the caption In re Yahoo! Inc. Securities Litigation and appointed the Pension Trust Fund for Operating Engineers as lead plaintiff. In a consolidated amended complaint filed December 15, 2011, the lead plaintiff purports to represent a class of investors who purchased the Company’s common stock between April 19, 2011 and July 29, 2011, and alleges that during that class period, defendants issued statements that were materially false or misleading because they did not disclose information relating to Alibaba Group’s restructuring of Alipay. The complaint purports to assert claims for relief for violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and for violation of Rule 10b-5 thereunder, and seeks unspecified damages, injunctive and equitable relief, fees, and costs. On August 10, 2012, the court granted defendants’ motion to dismiss the consolidated amended complaint. Plaintiffs have appealed.

On July 30, 2013, a stockholder derivative action captioned Zucker v. Loeb, et al. was filed in the Supreme Court of New York for the County of New York against current and former members of the Company’s board of directors (the “Board”), Third Point LLC, and entities related to Third Point LLC. The complaint filed by the plaintiff asserts claims for alleged breach of fiduciary duty, waste, and unjust enrichment in connection with the Company’s repurchase of 40 million shares of Company common stock beneficially owned by Third Point LLC. The complaint seeks a judgment declaring that the defendants breached their fiduciary duties, an award of restitution, and corporate governance changes. The Company has filed a motion to dismiss the action.

On March 14, 2014, a shareholder derivative action captioned Hughes Trust v. de Castro, et al. was filed in the Delaware Court of Chancery purportedly on behalf of Yahoo against current and former members of the Board and our former chief operating officer, Henrique de Castro. The plaintiff alleges that the directors who approved Mr. de Castro’s employment agreement in 2012 wasted corporate assets and breached their fiduciary duties by failing to adequately inform themselves about how much compensation Mr. de Castro would be entitled to receive. The plaintiff further alleges that the directors failed to provide adequate disclosure regarding Mr. de Castro’s compensation. The plaintiff asserts a claim against Mr. de Castro for unjust enrichment. Plaintiff seeks unspecified damages and restitution in favor of Yahoo, an order directing Yahoo to reform its corporate governance and internal procedures, and attorneys’ fees and costs. The Company intends to file a motion to dismiss the action.

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

The Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters described above. The Company has also determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to the Company’s legal proceedings, including the matters described above other than the Mexico matter, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of December 31, 2013 and March 31, 2014 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo, its subsidiaries, directors, or officers in these matters, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against these claims.

Note 13 STOCKHOLDERS’ EQUITY AND EMPLOYEE BENEFITS

Employee Stock Purchase Plan. As of March 31, 2014, there was $1 million of unamortized stock-based compensation expense related to the Company’s Employee Stock Purchase Plan, which will be recognized over a weighted average period of 0.1 years.

Stock Options. The Company’s 1995 Stock Plan, the Directors’ Plan, and stock-based awards assumed through acquisitions (including stock-based commitments related to continued service of acquired employees, such as the holdback by Yahoo of shares of Yahoo common stock issued to Tumblr’s founder in connection with the Company’s acquisition of Tumblr in June 2013) are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans for the three months ended March 31, 2014 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	20,968	$20.43
Options granted	10	$35.90
Options assumed in acquisitions	—	$—
Options exercised(*)	(2,478)	$38.43
Options expired	(651)	$20.01
Options cancelled/forfeited	(1,967)	$18.67

Outstanding at March 31, 2014	15,882	$17.87

(*)	The Company issued new shares to satisfy stock option exercises.

As of March 31, 2014, there was $36 million of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.0 year.

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options		Purchase Plan(*)
	Three Months Ended		Three Months Ended
	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.6%	1.5%	0.1%	0.1%
Expected volatility	30.9%	36.2%	29.5%	38.7%
Expected life (in years)	4.00	4.00	0.24	0.24

(*)	Assumptions for the Employee Stock Purchase Plan relate to the annual average of the enrollment periods. Enrollment is permitted in February, May, August, and November of each year.

Restricted Stock and Restricted Stock Units. Restricted stock and restricted stock unit activity under the Plans for the three months ended March 31, 2014 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share
Awarded and unvested at December 31, 2013(*)	49,584	$24.20
Granted(*)	7,332	$38.72
Assumed in acquisitions	277	$40.85
Vested	(8,512)	$18.83
Forfeited	(2,144)	$20.63

Awarded and unvested at March 31, 2014(*)	46,537	$27.73

(*)	Includes the maximum number of shares issuable under the Company’s performance-based restricted stock unit awards (including future-year tranches for which goals have not been set).

As of March 31, 2014, there was $750 million of unamortized stock-based compensation expense related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted average period of 2.8 years.

During the three months ended March 31, 2013 and 2014, 5.6 million shares and 8.5 million shares, respectively, that were subject to previously granted restricted stock awards and restricted stock units vested. These vested restricted stock awards and restricted stock units were net share settled. During the three months ended March 31, 2013 and 2014, the Company withheld 2.1 million shares and 3.3 million shares, respectively, based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $44 million and $125 million, respectively, for the three months ended March 31, 2013 and 2014 and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units and tax withholding related to the reacquisition of shares of restricted stock. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Performance-Based Executive Incentive Equity Awards.

Performance Options. The financial performance stock options awarded by the Company in November 2012 to Ms. Mayer and Mr. Goldman include multiple performance periods. The number of stock options that ultimately vest for each performance period will range from 0 percent to 100 percent of the target amount for such period stated in each executive’s award agreement based on the Company’s performance relative to goals. The financial performance goals are established at the beginning of each performance period and the portion (or “tranche”) of the award related to each performance period is treated as a separate grant for accounting purposes. In February 2014, the Compensation and Leadership Development Committee of the Board (the “Compensation Committee”) established performance goals under these stock options for the 2014 performance year. The 2014 financial performance metrics (and their weightings) under the performance options are GAAP revenue (70 percent) and Adjusted EBITDA (30 percent). The grant date fair value of the 2014 tranche of the November 2012 financial performance stock options was $38 million, and is being recognized over the twelve month service period. The Company began recording stock-based compensation expense for this tranche in February 2014, when the financial performance goals were established.

Performance RSUs. In February 2014, the Compensation Committee approved additional annual financial performance-based restricted stock unit (“RSU”) awards to Ms. Mayer and other senior officers, and established the 2014 annual performance goals for these awards as well as for the similar performance-based RSUs granted in February 2013. The 2013 and 2014 performance-based RSU awards are generally eligible to vest in equal annual tranches over four years (three years for Ms. Mayer) based on the Company’s attainment of annual financial performance goals as well as the executive’s continued employment through each vesting date. The number of shares that ultimately vest each year will range from 0 percent to 200 percent of the annual target amount, based on the Company’s performance. Annual financial performance metrics and goals are established for these awards at the beginning of each year and the tranche of each award related to that year’s performance goal is treated as a separate annual grant for accounting purposes. The 2014 financial performance metrics (and their weightings) established for the performance RSUs are: GAAP revenue (70 percent) and adjusted EBITDA (30 percent). The grant date fair value of the first tranche of the February 2014 performance RSUs was $9 million, and the grant date fair value of the second tranche of the February 2013 performance RSUs was $17 million. These values are being recognized over the tranches’ twelve-month service periods. The Company began recording stock-based compensation expense for these tranches in February 2014, when the financial performance goals were established.

Stock Repurchases. In May 2012, the Board authorized a stock repurchase program allowing the Company to repurchase up to $5 billion of its outstanding shares of common stock from time to time. That repurchase program, which by its terms would have expired in June 2015, was exhausted during the first quarter of 2014. In November 2013, the Board authorized an additional stock repurchase program with an authorized level of $5 billion. The November 2013 program, according to its terms, will expire in December 2016. The aggregate amount available under the November 2013 repurchase program was approximately $4.6 billion at March 31, 2014. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the three months ended March 31, 2014, the Company repurchased approximately 12 million shares of its common stock under its stock repurchase programs at an average price of $37.65 per share for a total of $450 million.

Note 14 RESTRUCTURING (REVERSALS) CHARGES, NET

Restructuring (reversals) charges, net was comprised of the following (in thousands):

	Three Months Ended March 31, 2013
	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total
Employee severance pay and related costs	$(3)	$(10,265)	$(103)	$(10,371)
Non-cancelable lease, contract terminations, and other charges	2,811	65	(114)	2,762
Other non-cash charges, net	—	—	547	547

Restructuring (reversals) charges, net	$2,808	$(10,200)	$330	$(7,062)

	Three Months Ended March 31, 2014
	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Q4’13 Restructuring Plan	Q1’14 Restructuring Plan	Total
Employee severance pay and related costs (reversals)	$—	$(94)	$—	$98	$3,212	$3,216
Non-cancelable lease, contract terminations, and other charges	6,438	35	(202)	—	—	6,271

Restructuring (reversals) charges, net	$6,438	$(59)	$(202)	$98	$3,212	$9,487

Although the Company does not allocate restructuring charges to its segments, the amounts of the restructuring charges relating to each segment are presented below.

Restructuring Plans Prior to 2012. Prior to 2012, the Company implemented workforce reductions, a strategic realignment, and consolidation of certain real estate facilities and data centers to reduce its cost structure, align resources with its product strategy and improve efficiency. During the three months ended March 31, 2013, the Company recorded net pre-tax cash charges of $3 million in severance, facility and other related costs, the majority of which related to the Americas segment. During the three months ended March 31, 2014, the Company recorded net pre-tax charges of $6 million in facility and other related costs, consisting of $5 million related to the Americas segment and $1 million related to the EMEA segment.

Q2’12 Restructuring Plan. During the second quarter of 2012, the Company began implementing the Q2’12 Restructuring Plan to reduce its worldwide workforce by approximately 2,000 employees and to consolidate certain real estate and data center facilities. During the three months ended March 31, 2013, the Company recorded total pre-tax cash charges of $6 million in severance and facility related costs. The total pre-tax cash charges were offset by a credit of $16 million for severance-related costs due to changes to original estimates and redeployments and voluntary resignations of employees prior to their planned severance dates. Of the $10 million credit in restructuring charges, net, recorded in the three months ended March 31, 2013, $6 million related to the Americas segment and $4 million related to the EMEA segment. During the three months ended March 31, 2014, the Company recorded immaterial net reversals for adjustments to original estimates in severance and facility related costs, the majority of which related to the Americas segment.

Q4’12 Korea Business Closure. During the fourth quarter of 2012, the Company decided to close its Korea business by the end of 2012 to streamline its operations and focus its resources. During the three months ended March 31, 2013, the Company recorded net pre-tax charges of less than $1 million in severance, facility and contract termination costs related to the Asia Pacific segment. During the three months ended March 31, 2014, the Company recorded immaterial reversals for adjustments to original estimates of contract termination costs related to the Asia Pacific segment.

Q4’13 Restructuring Plan. During the fourth quarter of 2013, the Company started the process of closing its Cairo, Egypt and Rolle, Switzerland offices as part of its continued efforts to streamline its operations and focus its resources. During the three months ended March 31, 2014, the Company recorded immaterial pre-tax cash charges in severance and other related costs, which all related to the EMEA segment.

Q1’14 Restructuring Plan. During the first quarter of 2014, the Company implemented a strategic plan to align resources with its product strategy and improve efficiency. During the three months ended March 31, 2014, the Company recorded total pre-tax cash charges of $3 million in severance and other related costs, which all related to the EMEA segment.

Restructuring Accruals. The $29 million restructuring liability as of March 31, 2014 consisted of $4 million for employee severance pay expenses, which the Company expects to pay out by the end of the third quarter of 2014, and $25 million relating to non-cancelable lease costs, which the Company expects to pay over the terms of the related obligations which extend to the fourth quarter of 2021.

The Company’s restructuring accrual activity for the three months ended March 31, 2014 is summarized as follows (in thousands):

	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Q4’13 Restructuring Plan	Q1’14 Restructuring Plan	Total
Balance as of January 1, 2014	$22,349	$2,765	$337	$4,645	$—	$30,096
Employee severance pay and related costs	—	28	—	351	3,212	3,591
Non-cancelable lease, contract termination, and other charges	6,496	35	1	—	—	6,532
Changes in estimates and reversals of previous charges	(58)	(122)	(203)	(253)	—	(636)

Restructuring (reversals) charges, net for the three months ended March 31, 2014	$6,438	$(59)	$(202)	$98	$3,212	$9,487
Cash paid	(5,120)	(378)	(135)	(2,171)	(2,538)	(10,342)
Foreign currency	18	11	—	(17)	3	15

Balance as of March 31, 2014	$23,685	$2,339	$—	$2,555	$677	$29,256

Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2013	March 31, 2014
Americas	$18,078	$20,170
EMEA	11,284	8,666
Asia Pacific	734	420

Total restructuring accruals	$30,096	$29,256

Note 15 INCOME TAXES

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

The effective tax rate reported for the three months ended March 31, 2014 was 25 percent compared to 15 percent for the same period in 2013. The rates in both periods were lower than the U.S. federal statutory rate primarily due to the reductions of tax reserves that were recorded based on new information received during interactions with the tax authorities. The income tax expense reported for the three months ended March 31, 2014 does not include any benefit from the federal research and development tax credit as that provision expired on December 31, 2013.

As of March 31, 2014, the Company does not anticipate repatriating its undistributed foreign earnings of approximately $2.8 billion. Those earnings are principally related to its equity method investment in Yahoo Japan. If those earnings were to be repatriated in the future, the Company may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

The Company is in various stages of examination and appeal in connection with its taxes both in the U.S. and in foreign jurisdictions. Those audits generally span tax years 2005 through 2012. The IRS Appeals division is currently finalizing the Company’s protest of the 2007 and 2008 audit results, while the 2009 and 2010 U.S. federal income tax returns are currently under examination. The Company has protested the proposed California Franchise Tax Board’s adjustments to the 2005 and 2006 returns, but no conclusions have been reached to date. The 2007 and 2008 California tax returns are currently under examination.

The Company’s gross amount of unrecognized tax benefits as of March 31, 2014 was $691 million, of which $603 million is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of March 31, 2014 decreased by $4 million from the recorded balance as of December 31, 2013. It is difficult to determine when the examinations will be settled or what their final outcome will be. The Company believes, however, that it has adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Company may have additional tax liabilities in China related to the sale to Alibaba Group of 523 million of Alibaba Group Shares that took place during the year ended December 31, 2012. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S.

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

Note 16 SEGMENTS

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

The following tables present summarized information by segment (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2014
Revenue by segment:
Americas	$842,195	$866,928
EMEA	94,824	91,570
Asia Pacific	203,349	174,232

Total Revenue	$1,140,368	$1,132,730

TAC by segment:
Americas	$37,522	$34,094
EMEA	11,536	9,193
Asia Pacific	17,010	2,622

Total TAC	$66,068	$45,909

Revenue ex-TAC by segment:
Americas	$804,673	$832,834
EMEA	83,288	82,377
Asia Pacific	186,339	171,610

Total Revenue ex-TAC	1,074,300	1,086,821

Direct costs by segment(1) :
Americas	176,393	177,355
EMEA	38,545	39,726
Asia Pacific	54,954	44,314
Global operating costs(2)(3)	418,803	519,045
Depreciation and amortization	162,092	157,534
Stock-based compensation expense	44,605	109,181
Restructuring (reversals) charges, net	(7,062)	9,487

Income from operations	$185,970	$30,179

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

(3)	The net cost reimbursements from Microsoft pursuant to the Search Agreement are primarily included in global operating costs.

	Three Months Ended
	March 31, 2013	March 31, 2014
Capital expenditures, net:
Americas	$65,416	$63,977
EMEA	2,907	15,762
Asia Pacific	1,258	4,916

Total capital expenditures, net	$69,581	$84,655

	December 31, 2013	March 31, 2014
Property and equipment, net:
Americas:
U.S.	$1,346,889	$1,336,609
Other	1,183	1,003

Total Americas	$1,348,072	$1,337,612

EMEA	44,976	53,654
Asia Pacific	95,470	88,140

Total property and equipment, net	$1,488,518	$1,479,406

See Note 14 —“Restructuring (Reversals) Charges, Net” for additional information regarding segments.

Enterprise Wide Disclosures:

The following table presents revenue for groups of similar services (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2014
Display	$455,071	$453,224
Search	424,687	444,767
Other	260,610	234,739

Total revenue	$1,140,368	$1,132,730

	Three Months Ended
	March 31, 2013	March 31, 2014
Revenue:
U.S.	$804,753	$833,658
International	335,615	299,072

Total revenue	$1,140,368	$1,132,730

Revenue is attributed to individual countries according to the online property that generated the revenue. No single foreign country was material to revenue for the three months ended March 31, 2013 and 2014.

Note 17 SEARCH AGREEMENT WITH MICROSOFT CORPORATION

By the end of 2013, the Company had substantially completed the transition of paid search to the Microsoft platform. In the transitioned markets, the Company reports as revenue the 88 percent revenue share it receives from Microsoft under the Search Agreement as the Company is not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft. Approximately 30 percent and 36 percent of the Company’s revenue for the three months ended March 31, 2013 and 2014, respectively, was attributable to the Search Agreement.

Under the Search Agreement Microsoft continues to be obligated to guarantee Yahoo’s revenue per search (“RPS Guarantee”) on Yahoo Properties in Taiwan and Hong Kong for 18 months after the transition of paid search services to Microsoft’s platform in those markets, which was completed during the fourth quarter of 2013. In all other markets, Microsoft’s obligation to pay an RPS Guarantee or fixed quarterly payments in lieu of the RPS Guarantee terminated on or prior to March 31, 2014.

The Company’s results for the three months ended March 31, 2013 and 2014 reflect $13 million and less than $1 million, respectively, in search operating cost reimbursements from Microsoft under the Search Agreement. As of December 31, 2013 and March 31, 2014, the Company had collected total amounts of $21 million and $18 million, respectively, on behalf of Microsoft and Affiliates, which was included in cash and cash equivalents with a corresponding liability in accrued expenses and other current liabilities. The Company’s uncollected 88 percent share in connection with the Search Agreement was $305 million and $294 million, which is included in accounts receivable, net, as of December 31, 2013 and March 31, 2014, respectively. The total reimbursements not yet received from Microsoft of $5 million were classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of December 31, 2013. There were no amounts classified as a part of prepaid expenses and other current assets on our condensed consolidated balance sheet as of March 31, 2014 related to reimbursements not yet received from Microsoft.

Note 18 SUBSEQUENT EVENTS

Stock Repurchase Transactions. From April 1, 2014 through May 8, 2014, the Company repurchased approximately 9 million shares of its common stock at an average price of $35.45 per share, for a total of $325 million.

Net Investment Hedge. The Company also entered into new forward and option contracts with notional values of approximately $1.7 billion, with maturities ranging from six months to two years.

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

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. You are urged to carefully review the disclosures made concerning risks and uncertainties that may affect our business or operating results, which include, among others, those listed in Part II, Item 1A. “Risk Factors” of this Report. We do not intend, and undertake no obligation, to update or revise any of our forward-looking statements after the date of this Report to reflect new information, actual results or future events or circumstances.

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo,” the “Company,” “we,” or “us”) is focused on making the world’s daily habits inspiring and entertaining. By creating highly personalized experiences for our users, we keep people connected to what matters most to them, across devices and around the world. We create value for advertisers with a streamlined, simplified advertising technology stack that leverages Yahoo’s data, reach and analytics to connect advertisers with their target audiences. For advertisers, the opportunity to be a part of users’ daily habits across products and platforms is a powerful tool to engage audiences and build brand loyalty.

Advertisers can build their businesses through advertising to targeted audiences on our online properties and services (“Yahoo Properties”) or through a distribution network of third party entities (“Affiliates”) who integrate our advertising offerings into their Websites or other offerings (“Affiliate sites”). Our revenue is generated principally from display and search advertising.

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

Key Financial Metrics

The key financial metrics we use are as follows: revenue; revenue less traffic acquisition costs (“TAC”), or revenue ex-TAC; income from operations; adjusted EBITDA; net income attributable to Yahoo! Inc.; net cash provided by operating activities; and free cash flow. Revenue ex-TAC, adjusted EBITDA, and free cash flow are financial measures that are not defined in accordance with U.S. generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). We use these non-GAAP financial measures for internal managerial purposes and to facilitate period-to-period comparisons. See “Non-GAAP Financial Measures” below for a description of each of these non-GAAP financial measures.

	Three Months Ended March 31,
	2013	2014
	(dollars in thousands)

Revenue	$1,140,368	$1,132,730
Revenue ex-TAC	$1,074,300	$1,086,821
Income from operations(*)	$185,970	$30,179
Adjusted EBITDA	$385,605	$306,381
Net income attributable to Yahoo! Inc.	$390,285	$311,578
Net cash provided by operating activities	$218,682	$139,061
Free cash flow	$149,908	$113,962

(*) Includes:

Stock-based compensation expense	$44,605	$109,181
Restructuring (reversals) charges, net	$(7,062)	$9,487

Revenue ex-TAC (a Non-GAAP Financial Measure)

	Three Months Ended March 31,		2013-2014 % Change
	2013	2014
	(dollars in thousands)

Revenue	$1,140,368	$1,132,730	(1)%
Less: TAC	66,068	45,909	(31)%

Revenue ex-TAC	$1,074,300	$1,086,821	1%

For the three months ended March 31, 2014, revenue ex-TAC increased $13 million, or 1 percent, compared to the same period of 2013, due to an increase in search and display revenue ex-TAC partially offset by a decline in other revenue ex-TAC.

Adjusted EBITDA (a Non-GAAP Financial Measure)

	Three Months Ended March 31,		2013-2014 % Change
	2013	2014
	(dollars in thousands)
Net income attributable to Yahoo! Inc.	$390,285	$311,578	(20)%
Depreciation and amortization	162,092	157,534	(3)%
Stock-based compensation expense	44,605	109,181	145%
Restructuring (reversals) charges, net	(7,062)	9,487	N/M
Other income (expense), net	(17,072)	13,453	N/M
Provision for income taxes	29,736	4,217	(86)%
Earnings in equity interests	(217,588)	(301,402)	39%
Net income attributable to noncontrolling interests	609	2,333	N/M

Adjusted EBITDA	$385,605	$306,381	(21)%

Percentage of Revenue ex-TAC(1)(2)	36%	28%

N/M = Not Meaningful

(1)	Revenue ex-TAC is calculated as GAAP revenue less TAC.
(2)	Net income attributable to Yahoo! Inc. as a percentage of GAAP revenue for the three months ended March 31, 2013 and 2014 was 34 percent and 28 percent, respectively.

For the three months ended March 31, 2014, adjusted EBITDA decreased $79 million, or 21 percent, compared to 2013, mainly due to an increase in global operating costs partially offset by an increase in revenue ex-TAC and a decrease in direct costs in the Asia Pacific region.

Free Cash Flow (a Non-GAAP Financial Measure)

	Three Months Ended March 31,
	2013	2014
	(dollars in thousands)

Net cash provided by operating activities	$218,682	$139,061
Acquisition of property and equipment, net	(69,581)	(84,655)
Dividends received from equity investees	(12,000)	—
Excess tax benefits from stock-based awards	12,807	59,556

Free cash flow	$149,908	$113,962

For the three months ended March 31, 2014, free cash flow decreased $36 million, or 24 percent, compared to 2013. The decrease was primarily attributable to a decline in net cash provided by operating activities and an increase in the acquisition of property and equipment, net year-over-year.

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

For additional information about these non-GAAP financial measures, see “Non-GAAP Financial Measures” included in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Significant Transactions

Alibaba Group Holding Limited Initial Public Offering

On May 6, 2014, Alibaba Group Holding Limited (“Alibaba Group”) filed a registration statement with the Securities and Exchange Commission regarding its initial public offering. If Yahoo sells the 208 million ordinary shares of Alibaba Group that it is currently obligated to sell in connection with the completion of such offering, we will no longer account for our remaining investment in Alibaba Group using the equity method. If this occurs, we will no longer record our proportionate share of Alibaba Group’s financial results in our consolidated financial statements, which would materially reduce our reported net income.

Search Agreement with Microsoft Corporation

By the end of 2013, we had substantially completed the transition of paid search to the Microsoft Corporation (“Microsoft”) platform. For search revenue generated from Microsoft’s services on Yahoo Properties and Affiliate sites, we report as revenue the 88 percent revenue share, as we are not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft. Revenue under our Search and Advertising Services and Sales Agreement (the “Search Agreement”) represented approximately 30 percent and 36 percent of our revenue for the three months ended March 31, 2013 and 2014, respectively.

Our results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $13 million and less than $1 million for the three months ended March 31, 2013 and 2014, respectively. The total reimbursements not yet received from Microsoft of $5 million were classified as part of prepaid expenses and other current assets on our condensed consolidated balance sheet as of December 31, 2013. We did not have any amounts classified as a part of prepaid expenses and other current assets on our condensed consolidated balance sheet as of March 31, 2014 related to reimbursements not yet received from Microsoft.

See Note 17 — “Search Agreement with Microsoft Corporation” in the Notes to our condensed consolidated financial statements for additional information.

Results of Operations

	Three Months Ended March 31,		2013-2014 % Change
	2013	2014
	(dollars in thousands)
Revenue for groups of similar services:
Display
Yahoo Properties	$405,126	$408,193	1%
Affiliate sites	49,945	45,031	(10)%

Total Display revenue	$455,071	$453,224	—

Search
Yahoo Properties	$320,176	$371,744	16%
Affiliate sites	104,511	73,023	(30)%

Total Search revenue	$424,687	$444,767	5%

Other	$260,610	$234,739	(10)%

Total revenue	$1,140,368	$1,132,730	(1)%

Cost of revenue — TAC	$66,068	$45,909	(31)%
Cost of revenue — other	278,007	280,844	1%
Sales and marketing	257,019	329,846	28%
Product development	219,580	281,632	28%
General and administrative	133,421	136,493	2%
Amortization of intangibles	7,365	18,340	149%
Restructuring (reversals) charges, net	(7,062)	9,487	N/M

Total operating expenses	$954,398	$1,102,551	16%

Income from operations	$185,970	$30,179	(84)%

Includes:
Stock-based compensation expense	$44,605	$109,181	145%

N/M = Not Meaningful

The following table sets forth selected information concerning our results of operations as a percentage of revenue for the period indicated:

	Three Months Ended March 31,
	2013	2014
Revenue for groups of similar services:
Display
Yahoo Properties	36%	36%
Affiliate sites	4%	4%

Total Display revenue	40%	40%

Search
Yahoo Properties	28%	33%
Affiliate sites	9%	6%

Total Search revenue	37%	39%

Other	23%	21%

Total revenue	100%	100%

Cost of revenue—TAC	6%	4%
Cost of revenue—other	24%	25%
Sales and marketing	23%	29%
Product development	19%	25%
General and administrative	12%	12%
Amortization of intangibles	1%	1%
Restructuring (reversals) charges, net	(1)%	1%

Total operating expenses	84%	97%

Income from operations	16%	3%

Includes:
Stock-based compensation expense	4%	10%

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

	Three Months Ended March 31,		2013-2014 % Change
	2013	2014
	(dollars in thousands)
Revenue by segment:
Americas	$842,195	$866,928	3%
EMEA	94,824	91,570	(3)%
Asia Pacific	203,349	174,232	(14)%

Total revenue	$1,140,368	$1,132,730	(1)%

TAC by segment:
Americas	$37,522	$34,094	(9)%
EMEA	11,536	9,193	(20)%
Asia Pacific	17,010	2,622	(85)%

Total TAC	$66,068	$45,909	(31)%

Revenue ex-TAC by segment:
Americas	$804,673	$832,834	3%
EMEA	83,288	82,377	(1)%
Asia Pacific	186,339	171,610	(8)%

Total revenue ex-TAC	1,074,300	1,086,821	1%

Direct costs by segment(1):
Americas	176,393	177,355	1%
EMEA	38,545	39,726	3%
Asia Pacific	54,954	44,314	(19)%
Global operating costs(2)(3)	418,803	519,045	24%
Depreciation and amortization	162,092	157,534	(3)%
Stock-based compensation expense	44,605	109,181	145%
Restructuring (reversals) charges, net	(7,062)	9,487	N/M

Income from operations	$185,970	$30,179	(84)%

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

Revenue

We generate revenue principally from display and search advertising on Yahoo Properties and Affiliate sites with the majority of our revenue coming from advertising on Yahoo Properties. Our margins on revenue from Yahoo Properties advertising are higher than our margins on revenue from display and search advertising on Affiliate sites, as we pay TAC to our Affiliates. Additionally, we generate revenue from other sources including listings-based services, facilitating commercial transactions, royalties, and consumer and business fee-based services.

With the significant platform shift to mobile devices, including smartphones and tablets, we have increased our strategic focus on mobile products and mobile ad formats. We have hired engineering and technical talent to help us accelerate our efforts in mobile development, and introduced new mobile apps and refreshed the user experience on mobile across a number of Yahoo Properties, including News, Sports (including Fantasy Sports), Mail, and Finance. We are seeing an increase in the number of our daily and monthly mobile users as a result of these product improvements. As of March 31, 2014, we had more than 430 million monthly mobile users. The monetization of these mobile products is driven primarily through advertisements and we are committed to continuing to develop and deliver innovative ad formats on mobile. While mobile revenue (both display and search) has doubled year-over-year it is still not material to our total revenue.

For additional information about how we generate and recognize revenue, see “Results of Operations—Revenue—Display Revenue —Search Revenue and —Other Revenue” included in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Display Revenue

Display revenue for the three months ended March 31, 2014 was flat compared to the same period of 2013. Display revenue on Yahoo Properties increased $3 million. Display revenue on Yahoo Properties in the Americas region increased by $16 million driven by an increase in Ads Sold. Display revenue on Yahoo Properties decreased in the EMEA region due to declines in premium and non-premium advertising of $4 million as well as declines in advertising on Yahoo Properties in the Asia Pacific region of $9 million. Display revenue on Affiliate sites declined $5 million due to a decline in the Americas and EMEA regions partially offset by an increase in the Asia Pacific region.

Search Revenue

Search revenue for the three months ended March 31, 2014 increased by 5 percent compared to the same period of 2013 as we continue to see improvements in click yield. Search revenue on Yahoo Properties increased $52 million primarily due to higher revenue-per-search in the Americas and EMEA regions. The increase was partially offset by a decline in search revenue from Affiliate sites of $31 million. The decline in Affiliate revenue was primarily attributable to the required change in GAAP revenue presentation for transitioned markets from a gross to a net (after TAC) basis in the APAC region for Taiwan and Hong Kong.

Other Revenue

Other revenue for the three months ended March 31, 2014 decreased by 10 percent compared to the same period of 2013. The year-over-year decrease was primarily due to a decline in listings revenue.

Display and Search Metrics

We present information below regarding the number of “Ads Sold” and “Price-per-Ad” for display and the number of “Paid Clicks” and “Price-per-Click” for search. This information is derived from internal data.

“Ads Sold” is defined as display ad impressions for paying advertisers on Yahoo Properties. “Price-per-Ad” is defined as display revenue from Yahoo Properties divided by our total number of Ads Sold. Our price and volume metrics for display are based on display revenue which we report on a gross basis (before TAC). Our price and volume metrics for display exclude both the number of Ads Sold and the related revenue for certain regions where we did not retain historical information in a manner that would support period-to-period comparison on these metrics. The countries and regions included in our display metrics are: the U.S., the United Kingdom, France, Germany, Spain, Italy, Taiwan, Hong Kong, Southeast Asia, and India.

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

Commencing in the third quarter of 2013, we made three updates to our methodologies. First, we now include the impressions and revenue associated with our new stream ad units, which are display ads that appear in the content streams viewed by users, in our display price and volume metrics (Ads Sold and Price-per-Ad). Second, to provide metrics that are more consistent with our historical revenue trends, the revenue and volume associated with other display advertisements sold on a price-per-click basis have been excluded from our search price and volume metrics (Paid Clicks and Price-per-Click) and they will continue to be excluded from our display price and volume metrics. Finally, the revenue per search guarantee (the “RPS Guarantee”) that Microsoft agreed to pay has been excluded from the calculation of Price-per-Click. Prior period amounts have been updated to conform to the current presentation.

Display Metrics

For the three months ended March 31, 2014, the number of Ads Sold increased 7 percent and Price-per-Ad decreased 5 percent, compared to the same period of 2013. The increase in Ads Sold year-over-year was attributable to an increase in stream ad units sold which was partially offset by a decline in graphical ad units sold. Through product improvements and innovative ad formats, we have increased user engagement resulting in improvements to the number of Ads Sold. The decrease in Price-per-Ad was due to a shift in the mix of ads sold toward lower priced stream ad units partially offset by an increase in Price-per-Ad on premium advertising and higher premium sell-through rates for advertising on certain Yahoo Properties, including the Homepage and Mail login page.

Search Metrics

For the three months ended March 31, 2014, Paid Clicks and Price-per-Click increased 6 percent and 8 percent, respectively, compared to the same period of 2013. The increase in Paid Clicks was primarily attributable to an increase in Paid Clicks on Yahoo Search in the Americas and EMEA regions. This was partially offset by a decline in Paid Clicks from Affiliate traffic in the Asia Pacific region related to the transition of paid search to Microsoft, and in the Americas region related to traffic quality improvement initiatives conducted by Yahoo. The increase in Price-per-Click was attributable to favorable mix shifts including a regional mix shift towards higher monetizing geographies and an increase in the amount of Paid Clicks from higher monetizing Yahoo Properties relative to Affiliate sites. Improvements in the search metrics resulted in year-over-year growth of 14 percent in search click revenue.

Revenue ex-TAC by Segment

Americas

Americas revenue ex-TAC for the three months ended March 31, 2014 increased $28 million, or 3 percent, compared to the same period of 2013. The increase in Americas revenue ex-TAC was primarily attributable to increased search revenue ex-TAC of $35 million and display revenue ex-TAC of $16 million. Search revenue ex-TAC increased 11 percent year-over-year as Paid Clicks increased 10 percent and Price-per-Click increased 3 percent in the Americas region. The increase in search revenue ex-TAC was attributable to higher revenue-per-search from a change in the design of the search results page and an increase in search advertising revenue from mobile devices, which was partially offset by a decline in Affiliate search revenue in the region. The increase in display revenue ex-TAC was due to an increase in non-premium advertising resulting from stream ad units partially offset by a decline in premium advertising on Mail. The number of Ads Sold in the Americas region increased 18 percent year-over-year primarily due to stream ad units, which increased 12 percent compared to prior quarter and represented approximately 20 percent of the global display ad volume during the three months ended March 31, 2014. The increase in Americas revenue ex-TAC was partially offset by a decline in other revenue ex-TAC of $23 million primarily related to a decline in listings revenue.

Revenue ex-TAC in the Americas accounted for approximately 77 percent of total revenue ex-TAC for the three months ended March 31, 2014 compared to 75 percent for the three months ended March 31, 2013.

EMEA

EMEA revenue ex-TAC for the three months ended March 31, 2014 decreased $1 million, or 1 percent, compared to the same period of 2013, due to decreased display and other revenue ex-TAC of $9 million offset by an increase in search revenue ex-TAC of $8 million. Display revenue ex-TAC declined due to a decrease in Ads Sold on the Homepage. Other revenue ex-TAC declined in the region due to a decline in fees revenue. The increase in search revenue ex-TAC was attributable to improved revenue-per-search on Yahoo Properties and year-over-year Price-per-Click growth. Platform enhancements and new ad formats contributed to improvements in search monetization.

Revenue ex-TAC in EMEA accounted for approximately 7 percent of total revenue ex-TAC for the three months ended March 31, 2014 compared to 8 percent for the three months ended March 31, 2013.

Asia Pacific

Asia Pacific revenue ex-TAC for the three months ended March 31, 2014 decreased $15 million, or 8 percent, compared to the same period of 2013. The decline in Asia Pacific year-over-year was primarily attributable to unfavorable foreign exchange fluctuations and a decline in search revenue ex-TAC related to the revenue share with Microsoft associated with the Search Agreement.

Revenue ex-TAC in Asia Pacific accounted for approximately 16 percent of total revenue ex-TAC for the three months ended March 31, 2014 compared to 17 percent for the three months ended March 31, 2013.

Direct Costs by Segment

Americas

For the three months ended March 31, 2014, direct costs attributable to the Americas segment increased $1 million, or 1 percent, compared to the same period of 2013. The increase in direct costs was primarily due to higher marketing and outside service provider expenses of $5 million partially offset by lower compensation costs and bandwidth and other cost of revenue of $4 million. The increase in marketing expenses in the region was primarily attributable to promotional event production and management.

Direct costs attributable to the Americas segment represented approximately 21 percent of Americas revenue ex-TAC for the three months ended March 31, 2014 compared to 22 percent for the three months ended March 31, 2013.

EMEA

For the three months ended March 31, 2014, direct costs attributable to the EMEA segment increased $1 million, or 3 percent, compared to the same period of 2013 due to higher compensation costs, partially offset by a decline in content costs and bandwidth and other cost of revenue in the region.

Direct costs attributable to the EMEA segment represented approximately 48 percent of EMEA revenue ex-TAC for the three months ended March 31, 2014 compared to 46 percent for the three months ended March 31, 2013.

Asia Pacific

For the three months ended March 31, 2014, direct costs attributable to the Asia Pacific segment decreased $11 million, or 19 percent, compared to the same period of 2013. The decline was primarily attributable to lower compensation costs of $4 million, bandwidth and other cost of revenue of $2 million, and content costs of $2 million.

Direct costs attributable to the Asia Pacific segment represented approximately 26 percent of Asia Pacific revenue ex-TAC for the three months ended March 31, 2014 compared to 29 percent for the three months ended March 31, 2013.

Operating Costs and Expenses

Traffic Acquisition Costs

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

TAC for the three months ended March 31, 2014 decreased $20 million, or 31 percent, compared to the same period of 2013. The decrease was primarily attributable to declines in the Asia Pacific, Americas, and EMEA regions of $14 million, $4 million, and $2 million, respectively. The decline in the Asia Pacific region was due to the required change in revenue presentation for transitioned markets from a gross (before TAC) to a net (after TAC) basis. The decline in the Americas and EMEA regions was attributable to a decline in display TAC.

TAC represented approximately 4 percent of GAAP revenue for the three months ended March 31, 2014, compared to 6 percent for the three months ended March 31, 2013.

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

Cost of revenue—other increased $3 million, or 1 percent, for the three months ended March 31, 2014 compared to the same period of 2013. The increase for the three months ended March 31, 2014, compared to 2013, was primarily due to increases in bandwidth costs of $5 million and content costs of $3 million. This was partially offset by a decline of $4 million in cost of revenue related to rich media and our Asia Pacific e-commerce business.

Cost of revenue—other represented approximately 25 percent of GAAP revenue for the three months ended March 31, 2014, compared to 24 percent for the three months ended March 31, 2013.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses (including stock-based compensation expense), sales commissions, and travel costs.

Sales and marketing expenses for the three months ended March 31, 2014 increased $73 million, or 28 percent, compared to the same period of 2013, primarily attributable to increases of $37 million in stock-based compensation expense and $30 million in other compensation costs. The increase in stock-based compensation expense was attributable to an increase in the number of awards granted at a higher fair value and vesting accelerations upon executive terminations. The increase in compensation costs was primarily attributable to a 7 percent increase in headcount year-over-year, including an incremental increase in sales and marketing headcount from Tumblr, as well as merit-based increases in salaries, incentive compensation increases and higher payroll tax expense related to stock-based compensation.

Sales and marketing expenses represented approximately 29 percent of GAAP revenue for the three months ended March 31, 2014, compared to 23 percent for the three months ended March 31, 2013. The increase in this percentage was primarily related to the increases in stock-based compensation expense and compensation costs as discussed above and reflects increased investments in sales and marketing.

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

Product development expenses for the three months ended March 31, 2014 increased $62 million, or 28 percent, compared to the same period of 2013, primarily attributable to increases of $57 million in compensation costs, $6 million in stock-based compensation expense, as well as a decline in capitalizable projects of $8 million. This was partially offset by declines of $5 million in outside service provider expenses and $5 million in depreciation expense. The increase in compensation costs was due to an 8 percent increase in headcount in the function year-over-year, including an incremental increase in product development headcount from Tumblr, as well as merit-based increases in salaries, incentive compensation increases and higher payroll tax expense related to stock-based compensation. The increase in stock-based compensation expense was due to an increase in the number of awards granted at a higher fair value.

Product development expenses represented approximately 25 percent of GAAP revenue for the three months ended March 31, 2014, compared to 19 percent for the three months ended March 31, 2013. The increase in this percentage was primarily related to the increase in compensation costs as discussed above and reflects investments and acquisitions that were made in prior periods.

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses (including stock-based compensation expense) related to other corporate departments and fees for professional services.

General and administrative expenses for the three months ended March 31, 2014 increased $3 million, or 2 percent, compared to the same period of 2013, primarily attributable to increases of $4 million in compensation costs and $3 million in stock-based compensation expense, which was partially offset by a decrease in professional services expense of $5 million. The increase in compensation costs was primarily attributable to a 13 percent increase in headcount year-over-over. The increase in stock based compensation expense was attributable to an increase in the number of awards granted at a higher fair value.

General and administrative expenses represented approximately 12 percent of GAAP revenue for both the three months ended March 31, 2014 and 2013.

Amortization of Intangibles

We have purchased, and expect to continue purchasing, assets and/or businesses, which may include the purchase of intangible assets. Intangible assets include customer, affiliate, and advertiser-related relationships and tradenames, trademarks and domain names. Amortization of developed technology and patents is included in the cost of revenue—other and not in amortization of intangibles.

Amortization of intangibles for the three months ended March 31, 2014 increased $11 million, or 149 percent, compared to the same period of 2013. The year-over-year increase in amortization of intangibles from 2013 to 2014 was primarily driven by amortization of intangible assets related to Tumblr, which we acquired in the second quarter of 2013.

Amortization of intangibles represented approximately 1 percent of GAAP revenue for both the three months ended March 31, 2014 and March 31, 2013.

Restructuring (Reversals) Charges, Net

Restructuring (reversals) charges, net was comprised of the following (in thousands):

	Three Months Ended March 31, 2013
	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Total
Employee severance pay and related costs	$(3)	$(10,265)	$(103)	$(10,371)
Non-cancelable lease, contract terminations, and other charges	2,811	65	(114)	2,762
Other non-cash charges, net	—	—	547	547

Restructuring (reversals) charges, net	$2,808	$(10,200)	$330	$(7,062)

	Three Months Ended March 31, 2014
	Restructuring Plans Prior to 2012	Q2’12 Restructuring Plan	Q4’12 Korea Business Closure	Q4’13 Restructuring Plan	Q1’14 Restructuring Plan	Total
Employee severance pay and related costs (reversals)	$—	$(94)	$—	$98	$3,212	$3,216
Non-cancelable lease, contract terminations, and other charges	6,438	35	(202)	—	—	6,271

Restructuring (reversals) charges, net	$6,438	$(59)	$(202)	$98	$3,212	$9,487

Restructuring Plans Prior to 2012. Prior to 2012, we implemented workforce reductions, a strategic realignment, and consolidation of certain real estate facilities and data centers to reduce our cost structure, align resources with our product strategy, and improve efficiency. During the three months ended March 31, 2013, we recorded net pre-tax cash charges of $3 million in severance, facility, and other related costs, the majority of which related to the Americas segment. During the three months ended March 31, 2014, we recorded net pre-tax charges of $6 million in facility and other related costs, consisting of $5 million related to the Americas segment and $1 million related to the EMEA segment.

As of March 31, 2014, the aggregate outstanding restructuring liability related to the Restructuring Plans Prior to 2012 was $24 million, most of which relates to non-cancelable lease costs that we expect to pay over the terms of the related obligations, which extend to the second quarter of 2017.

Q2’12 Restructuring Plan. During the second quarter of 2012, we began implementing the Q2’12 Restructuring Plan to reduce our worldwide workforce by approximately 2,000 employees and to consolidate certain real estate and data center facilities. During the three months ended March 31, 2013, we recorded total pre-tax cash charges of $6 million in severance and facility related costs. The total pre-tax cash charges were offset by a credit of $16 million for severance-related costs due to changes to original estimates and redeployments and voluntary resignations of employees prior to their planned severance dates. Of the $10 million credit in restructuring charges, net, recorded in the three months ended March 31, 2013, $6 million related to the Americas segment and $4 million related to the EMEA segment. During the three months ended March 31, 2014, we recorded immaterial net reversals for adjustments to original estimates in severance and facility related costs, the majority of which related to the Americas segment.

As of March 31, 2014, the aggregate outstanding restructuring liability related to the Q2’12 Restructuring Plan was $2 million, most of which relates to non-cancelable lease costs that we expect to pay over the terms of the related obligations, which extend to the fourth quarter of 2021.

Q4’12 Korea Business Closure. During the fourth quarter of 2012, we decided to close our Korea business to streamline our operations and focus our resources. During the three months ended March 31, 2013, we recorded net pre-tax charges of less than $1 million in severance, facility and contract termination costs related to the Asia Pacific segment. During the three months ended March 31, 2014, the Company recorded immaterial reversals for adjustments to original estimates of contract termination costs related to the Asia Pacific segment.

As of March 31, 2014, there was no restructuring liability as we have completed the Q4’12 Korea Business Closure.

Q4’13 Restructuring Plan. During the fourth quarter of 2013, we started the process of closing our Cairo, Egypt and Rolle, Switzerland offices, as part of our continued efforts to streamline our operations and focus our resources. During the three months ended March 31, 2014, we recorded immaterial pre-tax cash charges in severance and other related costs, which all related to the EMEA segment.

As of March 31, 2014, the aggregate outstanding restructuring liability related to the Q4’13 Restructuring Plan was approximately $2 million for severance and related costs that we expect to pay by the third quarter of 2014.

Q1’14 Restructuring Plan. During the first quarter of 2014, we implemented a strategic plan to align resources with our product strategy and improve efficiency. During the three months ended March 31, 2014, we recorded total pre-tax cash charges of $3 million in severance and other related costs, which all related to the EMEA segment.

As of March 31, 2014, the aggregate outstanding restructuring liability related to the Q1’14 Restructuring Plan was $1 million for severance and related costs that we expect to pay by the third quarter of 2014.

See Note 14 — “Restructuring (Reversals) Charges, Net” in the Notes to our condensed consolidated financial statements for additional information.

Other Income, Net

Other income, net was as follows (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2014
Interest, dividend and investment income	$25,918	$5,437
Interest expense, net	(2,273)	(17,081)
Other expense, net	(6,573)	(1,809)

Total other income, net	$17,072	$(13,453)

Interest, dividend and investment income decreased primarily due to dividend income on the Alibaba Group Preference Shares included for the three months ended March 31, 2013 for which there was no similar income for the three months ended March 31, 2014.

Interest expense increased $15 million for the three months ended March 31, 2014, compared to the same period of 2013, due to the accreted non-cash interest expense related to the 0.00% Convertible Senior Notes due 2018 (“Notes”).

Other expense, net decreased primarily due to unrealized and realized foreign exchange currency transaction gains.

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

The effective tax rate reported for the three months ended March 31, 2014 was 25 percent compared to 15 percent for the same period in 2013. The rates in both periods were lower than the U.S. federal statutory rate primarily due to the reductions of tax reserves that were recorded based on new information received during interactions with tax authorities. The income tax expense reported for the three months ended March 31, 2014 does not include any benefit from the federal research and development tax credit as that provision expired on December 31, 2013.

As of March 31, 2014, we do not anticipate repatriating our undistributed foreign earnings of approximately $2.8 billion. Those earnings are principally related to our equity method investment in Yahoo Japan. If those earnings were to be repatriated in the future, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

We are in various stages of examination and appeal in connection with our taxes both in the U.S. and in foreign jurisdictions. Those audits generally span tax years 2005 through 2012. The IRS Appeals division is currently finalizing our protest of the 2007 and 2008 audit results, while the 2009 and 2010 U.S. federal income tax returns are currently under examination. We have protested the proposed California Franchise Tax Board’s adjustments to the 2005 and 2006 returns, but no conclusions have been reached to date. The 2007 and 2008 California tax returns are currently under examination.

Our gross amount of unrecognized tax benefits as of March 31, 2014 is $691 million, of which $603 million is recorded on our condensed consolidated balance sheets. The gross unrecognized tax benefits as of March 31, 2014 decreased by $4 million from the recorded balance as of December 31, 2013. It is difficult to determine when the examinations will be settled or what their final outcome will be. We believe, however, that we have adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We may have additional tax liabilities in China related to the sale to Alibaba Group during the year ended December 31, 2012 of 523 million of the 1,047 million ordinary shares of Alibaba Group that we owned. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S.

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

Earnings in Equity Interests

Earnings in equity interests for the three months ended March 31, 2014 was $301 million compared to $218 million for the same period in 2013. The increase for the three months ended March 31, 2014 was due primarily to improved financial performance for Alibaba Group. See Note 8 — “Investments in Equity Interests” in the Notes to our condensed consolidated financial statements for additional information. We record earnings in equity interests one quarter in arrears.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our condensed consolidated financial statements.

Liquidity and Capital Resources

	December 31, 2013	March 31, 2014
	(Dollars in thousands)

Cash and cash equivalents	$2,077,590	$1,198,016
Short-term marketable securities	1,330,304	1,741,494
Long-term marketable securities	1,589,500	1,631,819

Total cash, cash equivalents, and marketable securities	$4,997,394	$4,571,329

Percentage of total assets	30%	28%

	Three Months Ended March 31,
Cash Flow Highlights	2013	2014
	(In thousands)

Net cash provided by operating activities	$218,682	$139,061
Net cash used in investing activities	$(950,880)	$(577,779)
Net cash used in financing activities	$(746,254)	$(439,541)

Our operating activities for the three months ended March 31, 2014 generated adequate cash to meet our operating needs.

As of March 31, 2014, we had cash, cash equivalents, and marketable securities totaling $4.6 billion compared to $5 billion at December 31, 2013. During the three months ended March 31, 2014, we repurchased 12 million shares of our outstanding common stock for $450 million.

Our foreign subsidiaries held $627 million of our total $4.6 billion of cash and cash equivalents and marketable securities as of March 31, 2014. The cumulative earnings remaining in our consolidated foreign subsidiaries, if repatriated to the U.S., under current law, would be subject to U.S. income taxes with an adjustment for foreign tax credits. For the earnings that are considered indefinitely reinvested outside the U.S, we do not anticipate a need to repatriate these earnings for use in our U.S. operations.

Our credit agreement (the “Credit Agreement”) with Citibank, N.A. terminates on October 9, 2014. As of March 31, 2014, we were in compliance with the financial covenants in the Credit Agreement and no amounts were outstanding. See Note 10 — “Credit Agreement” in the Notes to our condensed consolidated financial statements for additional information.

We currently hedge a portion of our net investment in Yahoo Japan with forward contracts to reduce the risk that our investment in Yahoo Japan will be adversely affected by foreign currency translation exchange rate fluctuations. The forward contracts are required to be settled in cash and the amount of cash payment we receive or could be required to pay upon settlement could be material.

We expect to continue to evaluate possible acquisitions of, or strategic investments in, businesses, products, and technologies that are complementary to our business, which acquisitions and investments may require the use of cash.

We expect to generate positive cash flows from operations in the second quarter of 2014. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable securities, together with any cash generated from operations, and borrowings under the Credit Agreement, will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months, as well as additional stock repurchases we expect to make under our stock repurchase program.

Cash Flow Changes

Net cash provided by operating activities. For the three months ended March 31, 2014, operating activities provided $139 million in cash. During this period, we generated adjusted EBITDA of $306 million, which were offset by working capital movements. Accounts payable increased $19 million and accounts receivable decreased $98 million, offset by a decrease in accrued expenses and other liabilities of $240 million, a decrease in deferred revenue of $39 million, and an increase in prepaid expenses and other current assets of $9 million. For the three months ended March 31, 2013, operating activities provided $219 million in cash. During this period, we generated adjusted EBITDA of $386 million and received dividends of $12 million, which were offset by working capital movements. Accounts receivable decreased $58 million and prepaid expenses and other current assets decreased $20 million, offset by a decrease in accrued expenses and other liabilities of $123 million, a decrease in accounts payable of $71 million, and a decrease in deferred revenue of $25 million.

Net cash used in investing activities. In the three months ended March 31, 2014, the $578 million used in investing activities was due to purchases of marketable securities, net of disposals and maturities, of $462 million, $85 million used for capital expenditures, $22 million used for acquisitions, $10 million used for additional equity investments, and $1 million used for purchase of intangibles and other activities, partially offset by $2 million in net proceeds from settlement of derivative hedge contracts. In the three months ended March 31, 2013, the $951 million used in investing activities was due to net purchases of marketable securities of $874 million, $70 million used for capital expenditures, and $7 million used for acquisitions and other activities.

Net cash used in financing activities. In the three months ended March 31, 2014, the $440 million used in financing activities was due to $450 million used for the repurchase of 12 million shares of common stock at an average price of $37.65 per share and $127 million used for tax withholding payments related to net share settlements of restricted stock units and other activities. This was partially offset by $79 million in cash proceeds received from employee stock option exercises and employee stock purchases made through our employee stock purchase plan, and an excess tax benefit from stock-based awards of $60 million. In the three months ended March 31, 2013, the $746 million used in financing activities was due to $775 million used for the repurchase of 38 million shares of common stock at an average price of $20.35 per share and $45 million used for tax withholding payments related to net share settlements of restricted stock units and other activities. This was partially offset by $61 million in cash proceeds received from employee stock option exercises and employee stock purchases made through our employee stock purchase plan, and an excess tax benefit from stock-based awards of $13 million.

Capital Expenditures, Net

Capital expenditures are generally comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, real estate, and capitalized software and labor. Capital expenditures, net of disposals, were $85 million for the three months ended March 31, 2014 compared to $70 million in the same period of 2013. The increase in capital expenditures was due to incremental investment in hardware to support Company initiatives partially offset by declines in data center construction costs and capitalizable projects.

We expect capital expenditures, net to increase in future quarters in 2014 from the amount recorded during the three months ended March 31, 2014, as a result of increased investment initiatives.

Stock Repurchases

During the three months ended March 31, 2014, we repurchased approximately 12 million shares of our common stock at an average price of $37.65 per share for a total of $450 million. The following table provides the remaining authorization and repurchases by program:

	May 2012 Program	November 2013 Program	Total
	(Dollars in millions)

January 1, 2014	$93	$5,000	$5,093
Total repurchases in the first quarter	(93)	(357)	(450)

March 31, 2014	$—	$4,643	$4,643

Contractual Obligations and Commitments

Leases. We have entered into various non-cancelable operating and capital lease agreements for office space and data centers globally for original lease periods up to 12 years, expiring between 2014 and 2025.

A summary of lease commitments as of March 31, 2014 is as follows (in millions):

	Gross Operating Lease Commitments	Capital Lease Commitment
Nine months ending December 31, 2014	$105	$11
Years ending December 31,
2015	113	12
2016	76	9
2017	62	9
2018	39	9
2019	27	4
Due after 5 years	97	—

Total gross lease commitments	$519	$54

Less: interest	—	(13)

Net lease commitments	$519	$41

Affiliate Commitments. We are obligated to make payments, which represent TAC, to our Affiliates. As of March 31, 2014, these commitments totaled $216 million, of which $10 million will be payable in the remainder of 2014, $205 million will be payable in 2015, and $1 million will be payable in 2016.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $23 million through 2023.

Income Taxes. As of March 31, 2014, unrecognized tax benefits of $673 million, including interest and penalties, are recorded on our condensed consolidated balance sheets. Of this amount, we currently expect approximately $2 million to be paid by us in cash in the next 12 months for settlements of tax audits. The settlement period for the remaining balance cannot be determined.

Other Commitments and Off-Balance Sheet Arrangements. In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, joint ventures and business partners, purchasers of assets or subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us, services to be provided by us, intellectual property infringement claims made by third parties or, with respect to the sale, lease, or assignment of assets or a subsidiary, matters related to our conduct of the business and tax matters prior to the sale. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our condensed consolidated financial statements.

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. In addition, we identified no variable interests currently held in entities for which we are the primary beneficiary. In addition, as of March 31, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In 2013, we issued $1.4375 billion of Notes due 2018. We carry the Notes at face value less unamortized discount on our condensed consolidated balance sheet. The fair value of the Notes changes when the market price of our stock fluctuates.

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in a $15 million and $17 million decrease in the fair value of our available-for-sale securities as of December 31, 2013 and March 31, 2014, respectively.

Foreign Currency Exposure

The objective of our foreign exchange risk management program is to identify material foreign currency exposures and identify methods to manage these exposures to minimize the potential effects of currency fluctuations on our reported condensed consolidated cash flows and results of operations. Counterparties to our derivative contracts are all major institutions. See Note 9 — “Derivative Financial Instruments” in the Notes to our condensed consolidated financial statements for additional information on our hedging programs.

We transact business in various foreign currencies and have international revenue, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates.

Net realized and unrealized foreign currency transaction losses were $8 million and $2 million for the three months ended March 31, 2013 and 2014, respectively.

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

A Value-at-Risk (“VaR”) sensitivity analysis was performed on all of our foreign currency derivative positions as of March 31, 2014 and December 31, 2013 to assess the potential impact of fluctuations in exchange rates. The VaR model uses a Monte Carlo simulation to generate thousands of random price paths assuming normal market conditions. The VaR is the maximum expected one day loss in fair value, for a given statistical confidence level, to our foreign currency derivative positions due to adverse movements in rates. The VaR model is used as a risk management tool and is not intended to represent either actual or forecasted losses. Based on the results of the model using a 99 percent confidence interval, we estimate the maximum one-day loss in fair value is $12 million on the notional value of the net investment hedges at both March 31, 2014 and December 31, 2013. The maximum one-day loss in fair value is less than $1 million on the notional value of our cash flow hedges at both March 31, 2014 and December 31, 2013. The maximum one-day loss in fair value is $2 million on the notional value of our balance sheet hedges at both March 31, 2014 and December 31, 2013. Actual future gains and losses associated with our derivative positions may differ materially from the sensitivity analysis performed as of December 31, 2013 due to the inherent limitations associated with predicting the timing and amount of changes in foreign currency exchange rates and our actual exposures and positions. In addition, the VaR sensitivity analysis may not reflect the complex market reactions that may arise from the market shifts modeled within this VaR sensitivity analysis.

Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three months ended March 31, 2013, revenue ex-TAC for the Americas segment for the three months ended March 31, 2014 would have been higher than we reported by $3 million; revenue ex-TAC for the EMEA segment would have been lower than we reported by $2 million; and revenue ex-TAC for the Asia Pacific segment would have been higher than we reported by $13 million. Using the foreign currency exchange rates from the three months ended March 31, 2013, direct costs for the Americas segment for the three months ended March 31, 2014 would have been higher than we reported by $1 million; direct costs for the EMEA segment would have been lower than we reported by $1 million; and direct costs for the Asia Pacific segment would have been higher than we reported by $3 million.

Investment Exposure

We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable securities and equity instruments of public and private companies.

Our cash and marketable securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of December 31, 2013 and March 31, 2014, net unrealized gains and losses on these investments were not material.

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

For a description of our material legal proceedings, see the section captioned “Contingencies” included in Note 12 — “Commitments and Contingencies” in the Notes to our condensed consolidated financial statements, which is incorporated by reference herein.

Item 1A.	Risk Factors

We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 28, 2014 (“2013 Annual Report”), as set forth below. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in our 2013 Annual Report other than changes to our risk factor concerning the Search Agreement with Microsoft.

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

A key element of our strategy is focusing on mobile products and mobile advertising formats, as well as increasing our revenue from mobile. A number of our competitors have devoted significant resources to the development of products and services for mobile devices. Currently our revenue from mobile is not material and several of our competitors have mobile revenue significantly greater than ours. If we are unable to develop products for mobile devices that users find engaging and that help us grow our mobile revenue, our competitive position, our financial condition and operating results could be harmed.

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

For the three months ended March 31, 2014, 79 percent of our total revenue came from display and search advertising. Our ability to retain and grow display and search revenue depends upon:

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

Internet search is characterized by rapidly changing technology, significant competition, evolving industry standards, and frequent product and service enhancements. Even though we have substantially completed the transition to Microsoft’s platform, we still need to continue to invest and innovate to improve our users’ search experience to continue to attract, retain, and expand our user base and paid search advertiser base. We also need to continue to invest in and innovate on the mobile search experience. Pursuant to the Search Agreement with Microsoft, we are also dependent on Microsoft to continue to invest and innovate to maintain and improve its algorithmic and paid search services.

We also generate revenue through other online products and services, such as Yahoo Mail, and continue to innovate the products and services that we offer. The research and development of new, technologically advanced products is a complex process that requires significant levels of innovation and investment, as well as accurate anticipation of technology, market and consumer trends. If we are unable to provide innovative products and services which gain user acceptance and generate significant traffic to our Websites, our business could be harmed, causing our revenue to decline.

Risks associated with our Search Agreement with Microsoft may adversely affect our business and operating results.

Under our Search Agreement with Microsoft, Microsoft is the exclusive algorithmic and paid search services provider on Yahoo Properties and non-exclusive provider of such services on Affiliate sites for the transitioned markets. Approximately 31 percent and 36 percent of our revenue for 2013 and the three months ended March 31, 2014, respectively, were attributable to the Search Agreement. Our business and operating results would be adversely affected by a significant decline in or loss of this revenue.

Implementation of our Search Agreement with Microsoft commenced on February 23, 2010. We have completed the transition of our algorithmic search platform to the Microsoft platform and have substantially completed transition of paid search.

In 2013, the Company and Microsoft engaged in litigation regarding the timing of the transition of paid search in Taiwan and Hong Kong. Although the transition of paid search in Taiwan and Hong Kong was completed in December 2013, Microsoft could seek recovery of its costs and damages related to the litigation.

Pursuant to the Search Agreement with Microsoft, to maintain and grow search revenue, we are dependent on Microsoft continuing to invest and innovate to maintain and improve its algorithmic and paid search services and to be competitive with other search providers. If Microsoft fails to do this, our revenue and profitability could decline and our ability to maintain and expand our relationships with Affiliates for search and paid search advertising could be negatively impacted. Further, our competitors may continue to increase revenue, profitability, and market share at a higher rate than we do.

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

We are regularly involved in claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, privacy, consumer protection, information security, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, stockholder derivative actions, purported class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. See Note 12—“Commitments and Contingencies” in the Notes to our condensed consolidated financial statements.

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

We present key metrics such as number of users, number of Ads Sold, number of Paid Clicks, Price-per-Click and Price-per-Ad that are calculated using internal company data. We periodically review and refine our methodologies for monitoring, gathering, and calculating these metrics. Based on this process, from time to time we update our methodologies.

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

We earn a material amount of our operating income from outside the U.S. As of March 31, 2014, we had undistributed foreign earnings of approximately $2.8 billion, principally related to our equity method investment in Yahoo Japan. While we do not currently anticipate repatriating these earnings, any repatriation of funds in foreign jurisdictions to the U.S. could result in higher effective tax rates for us and subject us to significant additional U.S. income tax liabilities.

We are subject to regular review and audit by both domestic and foreign tax authorities as well as subject to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our condensed consolidated financial statements and may materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination and settlement is made.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended March 31 2014, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $34.89 to $41.23 per share and the closing sale price on April 30, 2014 was $35.95 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results or announcements of technological innovations, significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; general economic conditions; and the current and anticipated future operating performance and market equity valuation of Alibaba Group (including speculation regarding its initial public offering) and Yahoo Japan Corporation in which we have equity investments, including changes in equity valuation due to fluctuations in foreign currency exchange rates.

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

Some provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or changes in our management, which could have an adverse effect on the market price of our stock and the value of the $1.4375 billion aggregate principal amount of the Notes we issued in November 2013. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third-party to gain control of our Board. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change in control of us.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include the current period’s amortization of the debt discount, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended March 31, 2014 was as follows:

Period	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s) (*)
January 1 — January 31, 2014	4,601,800	$39.12	4,601,800	$4,913,108
February 1 — February 28, 2014	4,205,119	$36.26	4,205,119	$4,760,624
March 1 — March 31, 2014	3,132,700	$37.38	3,132,700	$4,643,532

Total	11,939,619	$37.65	11,939,619

(*)

The share repurchases in the three months ended March 31, 2014 were made under our stock repurchase programs announced in May 2012 and November 2013. Our May 2012 repurchase program, which by its terms would have expired in June 2015, was exhausted during the first quarter of 2014. In November 2013, our Board of Directors authorized an additional stock repurchase program with an authorized level of $5 billion. The November 2013 program, according to its terms, will expire in December 2016. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

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

YAHOO! INC.

Dated: May 8, 2014	By:	/s/ MARISSA A. MAYER
Marissa A. Mayer Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2014	By:	/S/ KEN GOLDMAN
Ken Goldman Chief Financial Officer (Principal Financial Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A within the Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between the Registrant and Equiserve Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2005 and incorporated herein by reference)).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A filed December 20, 2010 and incorporated herein by reference).

10.2(R)+*	Form of Restricted Stock Unit Award Agreement for Executives, including the Notice of Grant, under the Yahoo! Inc. 1995 Stock Plan.

10.2(S)+*	Form of Performance Restricted Stock Unit Award Agreement for Executives, including the Notice of Grant, under the Yahoo! Inc. 1995 Stock Plan.

10.11+*	Yahoo! Inc. 2014 Executive Incentive Plan.

10.15(C)*	Waiver and Consent Agreement, dated January 23, 2014, by and among the Registrant, Alibaba Group Holding Limited, Softbank Corp., Alipay.com Co., Ltd., APN Ltd., Zhejiang Alibaba E-Commerce Co., Ltd., Jack Ma Yun, Joseph C. Tsai and certain joinder parties.

10.15(D)*	Second Amendment to the Alipay Framework Agreement, dated as of May 3, 2014, by and among the Registrant, Alibaba Group Holding Limited, Softbank Corp., Alipay.com Co., Ltd., APN Ltd., Zhejiang Alibaba E-Commerce Co., Ltd., Jack Ma Yun, Joseph C. Tsai and certain joinder parties.

10.17(I)+*	Restricted Stock Unit Award Agreement, including the Notice of Grant, dated February 27, 2014, between the Registrant and Marissa A. Mayer.

10.17(J)+*	Performance Restricted Stock Unit Award Agreement, including the Notice of Grant, dated February 27, 2014, between the Registrant and Marissa A. Mayer.

10.17(K)+*	Letter Amendment, dated April 14, 2014, to Performance Stock Option Agreement (Retention Grant), between the Registrant and Marissa A. Mayer.

10.17(L)+*	Letter Amendment, dated April 14, 2014, to Performance Stock Option Agreement (2012 Annual Grant), between the Registrant and Marissa A. Mayer.

10.18(C)+*	Letter Amendment, dated April 14, 2014, to Performance Stock Option Agreement, between the Registrant and Ken Goldman.

10.24+*	Employment Offer Letter, dated May 31, 1999, between the Registrant and Ronald S. Bell.

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2014.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2014.

32**	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2014.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement.