Form 10-Q
period 2014-06-30
YAHOO INC
filed 2014-08-07
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock, $0.001 par value	994,603,788

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31, 2013	June 30, 2014
	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$2,077,590	$1,114,586
Short-term marketable securities	1,330,304	1,629,869
Accounts receivable, net	979,559	824,472
Prepaid expenses and other current assets	638,404	588,822

Total current assets	5,025,857	4,157,749
Long-term marketable securities	1,589,500	1,566,120
Property and equipment, net	1,488,518	1,470,272
Goodwill	4,679,648	4,693,656
Intangible assets, net	417,808	364,332
Other long-term assets	177,281	175,872
Investments in equity interests	3,426,347	4,028,812

Total assets	$16,804,959	$16,456,813

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$138,031	$121,933
Accrued expenses and other current liabilities	907,782	784,345
Deferred revenue	294,499	287,508

Total current liabilities	1,340,312	1,193,786
Convertible notes	1,110,585	1,140,112
Long-term deferred revenue	258,904	186,348
Capital lease and other long-term liabilities	116,605	153,511
Deferred and other long-term tax liabilities	847,956	1,052,541

Total liabilities	3,674,362	3,726,298
Commitments and contingencies (Note 12)	—	—
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,019,812 shares issued and 1,014,338 shares outstanding as of December 31, 2013 and 1,033,635 shares issued and 995,681 shares outstanding as of June 30, 2014	1,015	1,029
Additional paid-in capital	8,688,304	8,986,410
Treasury stock at cost, 5,474 shares as of December 31, 2013 and 37,954 shares as of June 30, 2014	(200,228)	(1,367,492)
Retained earnings	4,267,429	4,848,714
Accumulated other comprehensive income	318,389	223,327

Total Yahoo! Inc. stockholders’ equity	13,074,909	12,691,988
Noncontrolling interests	55,688	38,527

Total equity	13,130,597	12,730,515

Total liabilities and equity	$16,804,959	$16,456,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
	(Unaudited, in thousands except per share amounts)
Revenue	$1,135,244	$1,084,191	$2,275,612	$2,216,921
Operating expenses:
Cost of revenue — traffic acquisition costs	64,316	43,826	130,384	89,735
Cost of revenue — other	271,262	271,148	549,269	551,992
Sales and marketing	279,738	292,817	536,757	622,663
Product development	246,198	303,659	465,778	585,291
General and administrative	135,039	128,019	268,460	264,512
Amortization of intangibles	8,084	15,164	15,449	33,504
Gains on sales of patents	(9,950)	(61,500)	(9,950)	(61,500)
Restructuring charges (reversals), net	3,578	52,621	(3,484)	62,108

Total operating expenses	998,265	1,045,754	1,952,663	2,148,305

Income from operations	136,979	38,437	322,949	68,616
Other income (expense), net	23,606	(13,589)	40,678	(27,042)

Income before income taxes and earnings in equity interests	160,585	24,848	363,627	41,574
Provision for income taxes	(50,267)	(8,143)	(80,003)	(12,360)
Earnings in equity interests	224,690	255,852	442,278	557,254

Net income	335,008	272,557	725,902	586,468
Net income attributable to noncontrolling interests	(3,858)	(2,850)	(4,467)	(5,183)

Net income attributable to Yahoo! Inc.	$331,150	$269,707	$721,435	$581,285

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.31	$0.27	$0.66	$0.58

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.30	$0.26	$0.65	$0.55

Shares used in per share calculation — basic	1,079,389	999,765	1,086,780	1,004,828

Shares used in per share calculation — diluted	1,094,694	1,014,692	1,101,395	1,023,056

Stock-based compensation expense by function:
Cost of revenue — other	$3,029	$3,209	$6,607	$25,896
Sales and marketing	$23,775	$33,380	$39,820	$86,018
Product development	$20,537	$39,507	$28,800	$53,434
General and administrative	$20,795	$26,349	$37,514	$46,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
	(Unaudited, in thousands)
Net income	$335,008	$272,557	$725,902	$586,468

Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $2,862 and $(3,238) for the three months ended June 30, 2013 and 2014, respectively, and $3,017 and $(4,136) for the six months ended June 30, 2013 and 2014, respectively	3,031	9,788	4,069	16,516
Reclassification adjustment for realized (gains) losses on available-for-sale securities included in net income, net of taxes of $150 and $65 for the three months ended June 30, 2013 and 2014, respectively, and $173 and $73 for the six months ended June 30, 2013 and 2014, respectively	(251)	(109)	(290)	(121)

Net change in unrealized gains (losses) on available-for-sale securities, net of tax	2,780	9,679	3,779	16,395

Foreign currency translation adjustments (“CTA”):
Foreign CTA gains (losses), net of taxes of $185 and $(230) for the three months ended June 30, 2013 and 2014, respectively, and $347 and $6 for the six months ended June 30, 2013 and 2014, respectively	(243,854)	63,939	(525,359)	(82,918)
Net investment hedge CTA gains (losses), net of taxes of ($60,665) and $7,130 for the three months ended June 30, 2013 and 2014, respectively, and ($161,961) and $15,562 for the six months ended June 30, 2013 and 2014, respectively	101,023	(11,862)	269,737	(25,911)

Net foreign CTA gains (losses), net of tax	(142,831)	52,077	(255,622)	(108,829)

Cash flow hedges:
Unrealized gains (losses) on cash flow hedges, net of taxes of ($364) and $127 for the three months ended June 30, 2013 and 2014, respectively, and ($364) and $431 for the six months ended June 30, 2013 and 2014, respectively	11	(1,383)	11	(1,889)
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $135 and $231 for the three months ended June 30, 2013 and 2014, respectively, and $135 and $504 for the six months ended June 30, 2013 and 2014, respectively	23	(285)	23	(739)

Net change in unrealized gains (losses) on cash flow hedges, net of tax	34	(1,668)	34	(2,628)

Other comprehensive income (loss)	(140,017)	60,088	(251,809)	(95,062)

Comprehensive income	194,991	332,645	474,093	491,406
Less: comprehensive income attributable to noncontrolling interests	(3,858)	(2,850)	(4,467)	(5,183)

Comprehensive income attributable to Yahoo! Inc.	$191,133	$329,795	$469,626	$486,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2013	June 30, 2014
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$725,902	$586,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	285,290	239,631
Amortization of intangible assets	37,477	64,763
Accretion of convertible notes discount	—	29,526
Stock-based compensation expense	112,741	211,626
Non-cash restructuring charges (reversals)	547	(7,031)
Loss from sales of investments, assets, and other, net	13,175	18,667
Gains on sales of patents	(9,950)	(61,500)
Earnings in equity interests	(442,278)	(557,254)
Dividend income related to Alibaba Group Preference Shares	(35,726)	—
Tax benefits from stock-based awards	9,725	76,828
Excess tax benefits from stock-based awards	(18,513)	(79,100)
Deferred income taxes	(27,997)	14,185
Dividends received from equity investees	135,058	83,685
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	58,510	154,129
Prepaid expenses and other	(28,723)	13,592
Accounts payable	(59,754)	(10,075)
Accrued expenses and other liabilities	(130,656)	(202,142)
Deferred revenue	(75,318)	(79,523)

Net cash provided by operating activities	549,510	496,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment , net	(151,657)	(192,013)
Purchases of marketable securities	(2,244,302)	(1,363,836)
Proceeds from sales of marketable securities	1,458,593	380,954
Proceeds from maturities of marketable securities	462,406	690,018
Proceeds related to the redemption of Alibaba Group Preference Shares	800,000	—
Acquisitions, net of cash acquired	(1,024,157)	(21,661)
Purchases of intangible assets	(2,052)	(2,174)
Proceeds from settlement of derivative hedge contracts	5,511	173,258
Payments for settlement of derivative hedge contracts	(7,720)	(4,616)
Payment for equity investment	—	(10,399)
Proceeds from sales of patents	—	1,500
Other investing activities, net	(930)	(640)

Net cash used in investing activities	(704,308)	(349,609)

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows (continued)

	Six Months Ended
	June 30, 2013	June 30, 2014
	(Unaudited, in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	123,092	163,737
Repurchases of common stock	(1,427,825)	(1,168,206)
Excess tax benefits from stock-based awards	18,513	79,100
Tax withholdings related to net share settlements of restricted stock units	(51,137)	(159,581)
Distributions to noncontrolling interests	—	(22,344)
Other financing activities, net	(2,778)	(6,130)

Net cash used in financing activities	(1,340,135)	(1,113,424)

Effect of exchange rate changes on cash and cash equivalents	(30,622)	3,554
Net change in cash and cash equivalents	(1,525,555)	(963,004)
Cash and cash equivalents at beginning of period	2,667,778	2,077,590

Cash and cash equivalents at end of period	$1,142,223	$1,114,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo” or the “Company”), is focused on making the world’s daily habits inspiring and entertaining. By creating highly personalized experiences for its users, the Company keeps people connected to what matters most to them, across devices and around the world. The Company creates value for advertisers by connecting them with the audiences that build their businesses. For advertisers, the opportunity to be a part of users’ daily habits across products and platforms is a powerful tool to engage audiences and build brand loyalty. Advertisers can build their businesses by advertising to targeted audiences on the Company’s online properties and services (“Yahoo Properties”) or through a distribution network of third-party entities (“Affiliates”) who integrate the Company’s advertising offerings into their Websites or other offerings (“Affiliate sites” and, together with Yahoo Properties, the “Yahoo Network”). The Company manages and measures its business geographically, principally in the Americas, EMEA (Europe, Middle East, and Africa) and Asia Pacific.

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue, the useful lives of long-lived assets including property and equipment and intangible assets, investment fair values, stock-based compensation, goodwill, income taxes, contingencies, and restructuring charges. When these carrying values are not readily available from other sources, the Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results should be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. The amendments in ASU 2014-08 are effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015, with early application permitted. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early application not permitted. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

Note 2 INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2013
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$538,397	$65	$(101)	$538,361
Corporate debt securities, commercial paper, and bank certificates of deposit	2,380,134	2,525	(1,216)	2,381,443
Corporate equity securities	230	153	—	383

Total investments in available-for-sale securities	$2,918,761	$2,743	$(1,317)	$2,920,187

	June 30, 2014
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$572,678	$447	$(84)	$573,041
Corporate debt securities, commercial paper, and bank certificates of deposit	2,620,760	2,722	(534)	2,622,948
Corporate equity securities	230	189	—	419

Total investments in available-for-sale securities	$3,193,668	$3,358	$(618)	$3,196,408

	December 31, 2013	June 30, 2014
Reported as:
Short-term marketable securities	$1,330,304	$1,629,869
Long-term marketable securities	1,589,500	1,566,120
Other assets	383	419

Total	$2,920,187	$3,196,408

Short-term, highly liquid investments of $1.5 billion and $374 million as of December 31, 2013 and June 30, 2014, respectively, included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial as the carrying value approximates fair value because of the short maturity of those instruments. Realized gains and losses from sales of marketable securities were not material for the three and six months ended June 30, 2013 and 2014.

The contractual maturities of available-for-sale marketable securities were as follows (in thousands):

	December 31, 2013	June 30, 2014
Due within one year	$1,330,304	$1,629,869
Due after one year through five years	1,589,500	1,566,120

Total available-for-sale marketable securities	$2,919,804	$3,195,989

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$263,514	$(101)	$—	$—	$263,514	$(101)
Corporate debt securities, commercial paper, and bank certificates of deposit	696,950	(1,214)	3,833	(2)	700,783	(1,216)

Total investments in available-for-sale securities	$960,464	$(1,315)	$3,833	$(2)	$964,297	$(1,317)

	June 30, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$111,788	$(84)	$—	$—	$111,788	$(84)
Corporate debt securities, commercial paper, and bank certificates of deposit	589,718	(496)	12,834	(38)	602,552	(534)

Total investments in available-for-sale securities	$701,506	$(580)	$12,834	$(38)	$714,340	$(618)

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

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of December 31, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$936,438	$—	$936,438
Available-for-sale securities:
Government and agency securities(1)	—	876,197	876,197
Commercial paper and bank certificates of deposit(1)	—	472,080	472,080
Corporate debt securities(1)	—	2,059,159	2,059,159
Time deposits(1)	—	84,443	84,443
Corporate equity securities(2)	383	—	383
Foreign currency derivative contracts(3)	—	214,041	214,041

Financial assets at fair value	$936,821	$3,705,920	$4,642,741

Liabilities
Foreign currency derivative contracts(3)	—	(1,401)	(1,401)

Total financial assets and liabilities at fair value	$936,821	$3,704,519	$4,641,340

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of June 30, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$373,308	$—	$373,308
Available-for-sale securities:
Government and agency securities(1)	—	647,767	647,767
Commercial paper and bank certificates of deposit(1)	—	351,504	351,504
Corporate debt securities(1)	—	2,271,444	2,271,444
Time deposits(1)	—	77,782	77,782
Corporate equity securities(2)	419	—	419
Foreign currency derivative contracts(3)	—	22,709	22,709

Financial assets at fair value	$373,727	$3,371,206	$3,744,933

Liabilities
Foreign currency derivative contracts(3)	—	(24,063)	(24,063)

Total financial assets and liabilities at fair value	$373,727	$3,347,143	$3,720,870

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
(3)

Foreign currency derivative contracts are classified as part of either current or noncurrent assets or liabilities in the condensed consolidated balance sheets. The notional amounts of the foreign currency derivative contracts were $1.8 billion, including contracts designated as net investment hedges of $1.3 billion, as of December 31, 2013, and $3.1 billion, including contracts designated as net investment hedges of $2.6 billion, as of June 30, 2014.

The amount of cash and cash equivalents as of December 31, 2013 and June 30, 2014 included $569 million and $589 million, respectively, in cash deposits.

The fair values of the Company’s Level 1 financial assets and liabilities are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets and liabilities are obtained using quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices (e.g., interest rates and yield curves). The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of the investment portfolio.

Activity between Levels of the Fair Value Hierarchy

During the year ended December 31, 2013 and the six months ended June 30, 2014, the Company did not make any transfers between Level 1 and Level 2 assets or liabilities.

Convertible Senior Notes

In 2013, the Company issued $1.4375 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2018 (the “Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate estimated fair value of the Notes as of both December 31, 2013 and June 30, 2014 was $1.1 billion. The estimated fair value of the Notes was determined on the basis of quoted market prices observable in the market and is considered Level 2 in the fair value hierarchy. See Note 11—“Convertible Notes” for additional information related to the Notes.

Note 3 CONSOLIDATED FINANCIAL STATEMENT DETAILS

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31, 2013	June 30, 2014
Unrealized gains on available-for-sale securities, net of tax	$15,101	$31,496
Unrealized gains (losses) on cash flow hedges, net of tax	1,412	(1,216)
Foreign currency translation, net of tax	301,876	193,047

Accumulated other comprehensive income	$318,389	$223,327

Noncontrolling Interests

Noncontrolling interests were as follows (in thousands):

	December 31, 2013	June 30, 2014
Beginning balance of noncontrolling interests	$45,403	$55,688
Distributions to noncontrolling interests	—	(22,344)
Net income attributable to noncontrolling interests	10,285	5,183

Ending balance of noncontrolling interests	$55,688	$38,527

Other Income (Expense), Net

Other income (expense), net was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Interest, dividend, and investment income	$21,934	$5,596	$47,852	$11,033
Interest expense	(2,217)	(17,088)	(4,490)	(34,169)
Other income (expense), net	3,889	(2,097)	(2,684)	(3,906)

Total other income (expense), net	$23,606	$(13,589)	$40,678	$(27,042)

Interest, dividend and investment income consists of income earned from cash in bank accounts, investments made in marketable securities and money market funds, and dividend income on the Alibaba Group Preference Shares.

Interest expense is related to the Notes and capital lease obligations for buildings and data centers.

Other income (expense), net consists of gains and losses from sales or impairments of marketable securities and/or investments in privately-held companies, foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, and unrealized and realized foreign currency transaction gains and losses, including gains and losses related to balance sheet hedges.

Reclassifications Out of Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2013 and June 30, 2014 were as follows (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2014
	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Realized losses (gains) on cash flow hedges, net of tax	$23	$(285)	Revenue
Realized gains on available-for-sale securities, net of tax	(251)	(109)	Other income, net

Total reclassifications for the period	$(228)	$(394)

Reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2013 and June 30, 2014 were as follows (in thousands):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2014
	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Realized losses (gains) on cash flow hedges, net of tax	$23	$(739)	Revenue
Realized gains on available-for-sale securities, net of tax	(290)	(121)	Other income, net

Total reclassifications for the period	$(267)	$(860)

Note 4 ACQUISITIONS AND DISPOSITIONS

Transactions completed in 2013

Tumblr. On June 19, 2013, the Company completed the acquisition of Tumblr, Inc. (“Tumblr”), a blog-hosting Website that allows users to post their own content as well as follow or re-blog posts made by other users. The acquisition of Tumblr brought a community of new users to the Yahoo Network.

The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired and, as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding vested options) in Tumblr. Tumblr stockholders and vested optionholders were paid in cash, outstanding Tumblr unvested options and restricted stock units were assumed and converted into equivalent awards covering Yahoo common stock, and a portion of the Tumblr shares held by its founder were exchanged for Yahoo common stock.

The total purchase price of approximately $990 million consisted mainly of cash consideration. The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash and marketable securities acquired	$16,587
Other tangible assets acquired	76,566
Amortizable intangible assets:
Developed technology	23,700
Customer contracts and related relationships	182,400
Trade name	56,500
Goodwill	748,979

Total assets acquired	1,104,732
Liabilities assumed	(114,521)

Total	$990,211

In connection with the acquisition, the Company is recognizing stock-based compensation expense of $70 million over a period of up to four years. This amount is comprised of assumed unvested stock options and restricted stock units (which had an aggregate fair value of $29 million at the acquisition date), and Yahoo common stock issued to Tumblr’s founder (which had a fair value of $41 million at the acquisition date). The Yahoo common stock issued to Tumblr’s founder is subject to holdback and will be released over four years provided he remains an employee of the Company. In addition, the transaction resulted in cash consideration of $40 million to be paid to Tumblr’s founder over four years, also provided that he remains an employee of the Company. Such cash payments are being recognized as compensation expense over the four-year service period.

The amortizable intangible assets have useful lives not exceeding six years and a weighted average useful life of six years. No amounts have been allocated to in-process research and development and $749 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. This acquisition brings a community of new users to the Yahoo Network by deploying Yahoo’s personalization technology and search infrastructure to deliver relevant content to the Tumblr user base.

Other Acquisitions — Business Combinations. During the six months ended June 30, 2013, the Company acquired nine other companies, which were accounted for as business combinations. The total aggregate purchase price for these other acquisitions was $54 million. The total cash consideration of $54 million less cash acquired of $1 million resulted in a net cash outlay of $53 million. The purchase price allocated to the assets acquired and liabilities assumed based on their relative fair values was $36 million allocated to goodwill, $18 million to amortizable intangible assets, $4 million to other tangible assets, $1 million to cash acquired, and $5 million to assumed liabilities.

The Company’s business combinations completed during the six months ended June 30, 2013 did not have a material impact on the Company’s condensed consolidated revenue or net income, and therefore pro forma disclosures have not been presented.

Transactions completed in 2014

Other Acquisitions — Business Combinations. During the six months ended June 30, 2014, the Company acquired five companies, all of which were accounted for as business combinations. The total purchase price for these acquisitions was $23 million less cash acquired of $1 million, which resulted in a net cash outlay of $22 million. The preliminary purchase price allocation of the assets acquired and liabilities assumed based on their estimated fair values was $16 million allocated to goodwill, $9 million to amortizable intangible assets, $1 million to cash acquired, and $3 million to assumed liabilities.

The Company’s business combinations completed during the six months ended June 30, 2014 did not have a material impact on the Company’s condensed consolidated revenue or net income, and therefore pro forma disclosures have not been presented.

Patent Sale and License Agreement

During the second quarter of 2014, the Company entered into a patent sale and license agreement for total cash consideration of $460 million. The total consideration was allocated based on the estimated relative fair value of each of the elements of the agreement: $61 million was allocated to the sale of patents (“Sold Patents”), $135 million to the license to existing patents (“Existing Patents”) and $264 million to the license of patents developed or acquired in the next five years (“Capture Period Patents”). The Company recorded $60 million as a gain on the Sold Patents during the second quarter of 2014 and will recognize the remaining $1 million gain on the Sold Patents in the third quarter of 2014 when payment is due. The amounts allocated to the license of the Existing Patents will be recorded as revenue over the four year payment period under the license when payments are due. The amounts allocated to the Capture Period Patents will be recorded as revenue over the five year capture period.

Note 5 GOODWILL

The Company’s goodwill balance was $4.7 billion as of December 31, 2013 and June 30, 2014, of which $3.8 billion was recorded in the Americas segment, $0.6 billion was recorded in the EMEA (Europe, Middle East and Africa) segment, and $0.3 billion was recorded in the Asia Pacific segment. The increase in the carrying amount of goodwill of $14 million during the six months ended June 30, 2014 was primarily due to foreign currency translation gains of $7 million, additions to goodwill of $16 million related to acquisitions, and $9 million related to adjustments made to prior year acquisitions.

Note 6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2013	June 30, 2014
	Net	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer, affiliate, and advertiser related relationships	$205,818	$263,772	$(85,242)	$178,530
Developed technology and patents	140,499	247,775	(127,863)	119,912
Trade names, trademarks, and domain names	71,491	105,978	(40,088)	65,890

Total intangible assets	$417,808	$617,525	$(253,193)	$364,332

(*)

Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities increased total intangible assets by approximately $19 million as of June 30, 2014.

For the three months ended June 30, 2013 and 2014, the Company recognized amortization expense for intangible assets of $19 million and $30 million, respectively, including $11 million and $15 million in cost of revenue—other for the three months ended June 30, 2013 and 2014, respectively. For the six months ended June 30, 2013 and 2014, the Company recognized amortization expense for intangible assets of $37 million and $65 million, respectively, including $22 million and $31 million in cost of revenue—other for the six months ended June 30, 2013 and 2014, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2014 and each of the succeeding years is as follows: six months ending December 31, 2014: $56 million; 2015: $93 million; 2016: $68 million; 2017: $60 million; and thereafter $70 million.

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

Potentially dilutive securities representing approximately 10 million and 17 million shares of common stock for the three and six months ended June 30, 2013, respectively, and 7 million and 4 million shares of common stock for the three and six months ended June 30, 2014, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Basic:
Numerator:
Net income attributable to Yahoo! Inc.	$331,150	$269,707	$721,435	$581,285
Less: Net income allocated to participating securities	(7)	(2)	(18)	(5)

Net income attributable to Yahoo! Inc. common stockholders — basic	$331,143	$269,705	$721,417	$581,280

Denominator:
Weighted average common shares	1,079,389	999,765	1,086,780	1,004,828

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.31	$0.27	$0.66	$0.58

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$331,150	$269,707	$721,435	$581,285
Less: Net income allocated to participating securities	(7)	(2)	(18)	(5)
Less: Effect of dilutive securities issued by equity investees	(3,619)	(9,421)	(5,738)	(21,786)

Net income attributable to Yahoo! Inc. common stockholders — diluted	$327,524	$260,284	$715,679	$559,494

Denominator:
Denominator for basic calculation	1,079,389	999,765	1,086,780	1,004,828
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock units	12,140	10,855	11,784	13,262
Stock options and employee stock purchase plan	3,165	4,072	2,831	4,966

Denominator for diluted calculation	1,094,694	1,014,692	1,101,395	1,023,056

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.30	$0.26	$0.65	$0.55

Note 8 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31, 2013	Percent Ownership	June 30, 2014	Percent Ownership
Alibaba Group	$1,018,126	24%	$1,572,080	24%
Yahoo Japan	2,399,590	35%	2,437,767	36%
Other	8,631	19%	18,965	17%

Total	$3,426,347		$4,028,812

Equity Investment in Alibaba Group. The investment in Alibaba Group Holding Limited (“Alibaba Group”) is being accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets, and goodwill, is classified as part of the investments in equity interests balance on the Company’s condensed consolidated balance sheets. The Company’s accounting policy is to record its share of the results of Alibaba Group, and any related amortization expense and related tax impact, one quarter in arrears within earnings in equity interests in the condensed consolidated statements of income. As of June 30, 2014, the excess of carrying value of the Company’s investment in Alibaba Group and the Company’s proportionate share of the net assets of Alibaba Group is largely attributable to goodwill.

Initial Repurchase by Alibaba Group. On September 18, 2012 (the “Repurchase Closing Date”), Alibaba Group repurchased 523 million of the 1,047 million ordinary shares of Alibaba Group (“Alibaba Shares”) owned by the Company (the “Initial Repurchase”). The Initial Repurchase was made pursuant to the terms of the Share Repurchase and Preference Share Sale Agreement entered into by Yahoo! Inc., Alibaba Group and Yahoo! Hong Kong Holdings Limited, a Hong Kong corporation and wholly-owned subsidiary of Yahoo! Inc. (“YHK”), on May 20, 2012 (as amended on September 11, 2012, October 14, 2013 and July 14, 2014, the

“Repurchase Agreement”). Yahoo received $13.54 per Alibaba Share, or approximately $7.1 billion in total consideration, for the 523 million Alibaba Shares sold to Alibaba Group. Approximately $6.3 billion of the consideration was received in cash and $800 million was received in Alibaba Group Preference Shares, which Alibaba Group redeemed on May 16, 2013. During the six months ended June 30, 2013, the Company received cash dividends from Alibaba Group of $58 million related to the Alibaba Group Preference Shares. The Initial Repurchase resulted in a pre-tax gain of approximately $4.6 billion for the year ended December 31, 2012.

The Repurchase Agreement initially provided that at the time Alibaba Group completes an initial public offering meeting certain specified criteria (a “Qualified IPO”), Yahoo and YHK would sell, at Alibaba Group’s election (either directly to Alibaba Group or in the Qualified IPO), up to 261.5 million of their remaining Alibaba Shares. This amount was subsequently reduced to 140 million. If Alibaba Shares are sold back to Alibaba Group, the purchase price per share will be equal to the per share price in the Qualified IPO less specified fees and underwriter discounts.

On the Repurchase Closing Date, the Company and Alibaba Group entered into an amendment of their existing Technology and Intellectual Property License Agreement (the “TIPLA”) pursuant to which Alibaba Group made an initial payment to the Company of $550 million in satisfaction of certain future royalty payments under the existing TIPLA. The Company is currently recognizing this revenue over the four-year term of the TIPLA, which ends on September 18, 2016. In the event of a Qualified IPO prior to September 18, 2015, the TIPLA terminates on September 18, 2015. In that event, the Company will recognize the remaining initial TIPLA payment revenue through September 18, 2015. For both the three months ended June 30, 2013 and 2014, the Company recognized approximately $34 million of this revenue. For both the six months ended June 30, 2013 and 2014, the Company recognized approximately $69 million of this revenue. Alibaba Group will continue making royalty payments until the earlier of the fourth anniversary of the effective date of the amendment and a Qualified IPO. The royalty revenue recognized was approximately $21 million and $28 million for the three months ended June 30, 2013 and 2014, respectively, and approximately $56 million and $63 million for the six months ended June 30, 2013 and 2014, respectively.

The following table presents Alibaba Group’s U.S. GAAP financial information, as derived from the Alibaba Group financial statements (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014
Operating data:
Revenue	$1,381,644	$1,966,303	$3,222,093	$5,024,031
Gross profit(*)	$1,018,916	$1,399,105	$2,396,787	$3,776,532
Income from operations(*)	$709,083	$890,830	$1,512,170	$2,326,517
Net income	$679,537	$925,568	$1,329,514	$2,289,329
Net income attributable to ordinary shareholders of Alibaba Group	$668,676	$906,299	$1,310,849	$2,255,231

	September 30, 2013	March 31, 2014
Balance sheet data:
Current assets	$7,994,731	$11,025,969
Long-term assets	$5,959,835	$7,105,867
Current liabilities	$4,838,510	$6,076,625
Long-term liabilities	$5,319,113	$5,420,426
Convertible preferred shares	$1,688,889	$1,690,642
Noncontrolling interests	$92,127	$175,115

(*)	Certain prior period amounts have been reclassified to conform to the current period presentation with no effect on previously reported net income or stockholders’ equity.

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

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $9 billion as of June 30, 2014.

During the three and six months ended June 30, 2013 and 2014, the Company received cash dividends from Yahoo Japan in the amount of $77 million and $84 million, net of withholding taxes, respectively, which were recorded as reductions to the Company’s investment in Yahoo Japan.

During the six months ended June 30, 2014, the Company sold data center assets and assigned a data center lease to Yahoo Japan for cash proceeds of $11 million and recorded a net gain of approximately $5 million within general and administrative operating expenses.

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

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014
	(in thousands)
Operating data:
Revenue	$1,121,453	$1,055,064	$2,278,643	$2,086,720
Gross profit	$934,003	$861,258	$1,915,065	$1,705,184
Income from operations	$551,488	$477,945	$1,165,980	$967,387
Net income	$348,297	$314,029	$691,711	$621,141
Net income attributable to Yahoo Japan	$346,163	$311,182	$686,713	$615,527

	September 30, 2013	March 31, 2014
	(In thousands)
Balance sheet data:
Current assets	$6,318,156	$6,533,053
Long-term assets	$1,728,912	$1,746,621
Current liabilities	$1,992,508	$2,115,259
Long-term liabilities	$56,762	$55,830
Noncontrolling interests	$74,754	$77,329

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $63 million and $64 million for the three months ended June 30, 2013 and 2014, respectively, and approximately $134 million and $132 million for the six months ended June 30, 2013 and 2014, respectively. As of December 31, 2013 and June 30, 2014, the Company had net receivable balances from Yahoo Japan of approximately $42 million and $44 million, respectively.

Note 9 DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, primarily forward contracts and option contracts, to mitigate risk associated with adverse movements in foreign currency exchange rates.

The Company records all derivatives in the condensed consolidated balance sheets at fair value with assets included in prepaid expenses and other current assets or other long-term assets and liabilities included in accrued expenses and other current liabilities or capital lease and other long-term liabilities. The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The effective portions of net investment hedges are recorded in other comprehensive income as a part of the cumulative translation adjustment. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income until the hedged item is recognized in revenue on the condensed consolidated statements of income when the underlying hedged revenue is recognized. Any ineffective portions of net investment hedges and cash flow hedges are recorded in other income, net on the Company’s condensed consolidated statements of income. For balance sheet hedges, changes in the fair value are recorded in other income, net on the Company’s condensed consolidated statements of income.

The Company enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and liabilities at their gross fair values on the condensed consolidated balance sheets. However, under the master netting arrangements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions. The Company is not required to pledge, and is not entitled to receive, cash collateral related to these derivative transactions.

Designated as Hedging Instruments

Net Investment Hedges. The Company hedges, on an after-tax basis, a portion of its net investment in Yahoo Japan with forward contracts and option contracts to reduce the risk that its investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. The total of the after-tax net investment hedge was less than the Yahoo Japan investment balance as of both December 31, 2013 and June 30, 2014. As such, the net investment hedge was considered to be effective.

Cash Flow Hedges. The Company entered into foreign currency forward contracts designated as cash flow hedges of varying maturities through December 31, 2014. The cash flow hedges were considered to be effective as of December 31, 2013 and June 30, 2014. The Company expects all of the forward contracts designated as cash flow hedges to be reclassified to revenue within fiscal year 2014, as it expects to recognize the hedged forecasted revenue related to these contracts by December 31, 2014.

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

Notional amounts of the Company’s outstanding forward contracts as of December 31, 2013 and June 30, 2014 (in millions) were as follows:

	December 31, 2013	June 30, 2014
Derivatives designated as hedging instruments:
Net investment hedges	$1,341	$2,553
Cash flow hedges	$56	$143
Derivatives not designated as hedging instruments:
Balance sheet hedges	$393	$408

Foreign currency forward contracts activity for the six months ended June 30, 2013 was as follows (in millions):

	Beginning Fair Value	Settlement	Gain (Loss) Recorded in Other Income, Net	Gain (Loss) Recorded in Other Comprehensive Income		Gain (Loss) Recorded in Revenue	Ending Fair Value
Derivatives designated as hedging instruments:
Net investment hedges	$3	$—	$—	$432	(*)	$—	$435
Derivatives not designated as hedging instruments:
Balance sheet hedges	(5)	2	4	—		—	1

(*)

This amount does not reflect the tax impact of $162 million recorded during the six months ended June 30, 2013. The $273 million after tax impact of the gain recorded under other comprehensive income was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets as of June 30, 2013.

Foreign currency forward contracts activity for the six months ended June 30, 2014 was as follows (in millions):

	Beginning Fair Value	Settlement	Gain (Loss) Recorded in Other Income, Net	Gain (Loss) Recorded in Other Comprehensive Income		Gain (Loss) Recorded in Revenue	Ending Fair Value
Derivatives designated as hedging instruments:
Net investment hedges	$209	$(170)	$—	$(41	)(1)	$—	$(2)
Cash flow hedges	4	(2)	(1)	(4	)(2)	2	(1)
Derivatives not designated as hedging instruments:
Balance sheet hedges	—	3	(1)	—		—	2

(1)

This amount does not reflect the tax impact of $15 million recorded during the six months ended June 30, 2014. The $26 million after tax impact of the loss recorded within other comprehensive income was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets as of June 30, 2014.

(2)

This amount does not reflect the tax impact of $1 million recorded during the six months ended June 30, 2014. The $3 million after tax impact of the loss was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets as of June 30, 2014.

Foreign currency forward contracts balance sheet location and ending fair value was as follows (in millions):

	Balance Sheet Location	December 31, 2013	June 30, 2014
Derivatives designated as hedging instruments:
Net investment hedges	Asset	$209	$19
	Liability	$—	$(21)
Cash flow hedges	Asset	$4	$—
	Liability	$—	$(1)
Derivatives not designated as hedging instruments:
Balance sheet hedges	Asset	$1	$3
	Liability	$(1)	$(1)

Note 10 CREDIT AGREEMENT

The Company’s credit agreement (the “Credit Agreement”) with Citibank, N.A. terminates on October 9, 2014. The Credit Agreement, as amended, provides for a $750 million unsecured revolving credit facility, subject to increase of up to $250 million in accordance with its terms. As of June 30, 2014, the Company was in compliance with the financial covenants in the Credit Agreement and no amounts were outstanding.

Note 11 CONVERTIBLE NOTES

0.00% Convertible Senior Notes

As of June 30, 2014, the Company had $1.4 billion principal amount of Notes outstanding. The Notes are senior unsecured obligations of Yahoo, the Notes do not bear regular interest, and the principal amount of the Notes does not accrete. The Notes mature on December 1, 2018, unless previously purchased or converted in accordance with their terms prior to such date. The Company may not redeem Notes prior to maturity. However, holders of the Notes may convert them at certain times and upon the occurrence of certain events in the future, as outlined in the indenture governing the Notes (the “Indenture”). Holders of the Notes who convert in connection with a “make-whole fundamental change,” as defined in the Indenture, may require Yahoo to purchase for cash all or any portion of their Notes at a purchase price equal to 100 percent of the principal amount, plus accrued and unpaid special interest as defined in the Indenture, if any. The Notes are convertible, subject to certain conditions, into shares of Yahoo common stock at an initial conversion rate of 18.7161 shares per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $53.43 per share), subject to adjustment upon the occurrence of certain events. Upon conversion of the Notes, holders will receive cash, shares of Yahoo’s common stock, or a combination thereof, at Yahoo’s election. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread). As of June 30, 2014, none of the conditions allowing holders of the Notes to convert had been met.

The Notes consist of the following (in thousands):

	December 31, 2013	June 30, 2014
Liability component:
Principal	$1,437,500	$1,437,500
Less: note discount	(326,915)	(297,388)

Net carrying amount	$1,110,585	$1,140,112

Equity component (*)	$305,569	$305,569

(*)	Recorded on the condensed consolidated balance sheets within additional paid-in capital.

The following table sets forth total interest expense recognized related to the Notes for the three and six months ended June 30, 2013 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Accretion of convertible note discount	$—	$14,860	$—	$29,526

The fair value of the Notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of debt instruments (carrying value excludes the equity component of the Notes classified in equity) was as follows (in thousands):

	December 31, 2013		June 30, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$1,111,473	$1,110,585	$1,146,539	$1,140,112

Note 12 COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases office space and data centers under operating and capital lease agreements with original lease periods of up to 12 years which expire between 2014 and 2025.

A summary of gross and net lease commitments as of June 30, 2014 was as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Six months ending December 31, 2014	$71	$(6)	$65
Years ending December 31,
2015	120	(9)	111
2016	86	(2)	84
2017	64	—	64
2018	41	—	41
2019	32	—	32
Due after 5 years	108	—	108

Total gross and net lease commitments	$522	$(17)	$505

Capital Lease Commitment
Six months ending December 31, 2014	$7
Years ending December 31,
2015	12
2016	9
2017	9
2018	9
2019	4
Due after 5 years	—

Gross lease commitment	$50
Less: interest	(12)

Net lease commitment included in capital lease and other long-term liabilities	$38

Affiliate Commitments. The Company is obligated to make payments, which represent traffic acquisition costs (“TAC”), to its Affiliates. As of June 30, 2014, these commitments totaled $184 million, of which $62 million will be payable in the remainder of 2014, $122 million will be payable in 2015, and $1 million will be payable in 2016.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $21 million through 2023.

Other Commitments. In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, joint ventures and business partners, purchasers of assets or subsidiaries, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements or representations and warranties made by the Company; services to be provided by the Company; intellectual property infringement claims made by third parties; or with respect to the sale, lease, or assignment of assets, or the sale of a subsidiary, matters related to the Company’s conduct of the business and tax matters prior to the sale, lease or assignment. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its current and former directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any material liabilities related to such indemnification obligations in the Company’s condensed consolidated financial statements.

As of June 30, 2014, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

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

Stockholder and Securities Matters. Since May 31, 2011, several related stockholder derivative suits were filed in the Santa Clara County Superior Court (“California Derivative Litigation”) and the U.S. District Court for the Northern District of California (“Federal Derivative Litigation”) purportedly on behalf of the Company against certain officers and directors of the Company and third parties. The California Derivative Litigation was filed by plaintiffs Cinotto, Lassoff, Zucker, and Koo, and consolidated under the caption In re Yahoo! Inc. Derivative Shareholder Litigation on June 24, 2011 and September 12, 2011. The Federal Derivative Litigation was filed by plaintiffs Salzman, Tawila, and Iron Workers Mid-South Pension Fund and consolidated under the caption In re Yahoo! Inc. Shareholder Derivative Litigation on October 3, 2011. The plaintiffs allege breaches of fiduciary duties, corporate waste, mismanagement, abuse of control, unjust enrichment, misappropriation of corporate assets, or contribution, and seek damages, equitable relief, disgorgement, and corporate governance changes in connection with Alibaba Group’s restructuring of its subsidiary Alipay.com Co., Ltd. (“Alipay”) and related disclosures. On June 7, 2012, the courts approved stipulations staying the California Derivative Litigation pending resolution of the Federal Derivative Litigation, and deferring the Federal Derivative Litigation pending a ruling on the motion to dismiss filed by the defendants in the related stockholder class actions, which are discussed below. On December 16, 2013, the U.S. District Court for the Northern District of California granted the Company’s motion to stay the Federal Derivative Litigation pending resolution of the appeal filed by the plaintiffs in the related stockholder class actions.

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

On July 30, 2013, a stockholder derivative action captioned Zucker v. Loeb, et al. was filed in the Supreme Court of New York for the County of New York against current and former members of the Company’s board of directors (the “Board”), Third Point LLC, and entities related to Third Point LLC. The complaint filed by the plaintiff asserts claims for alleged breach of fiduciary duty, waste, and unjust enrichment in connection with the Company’s repurchase of 40 million shares of Company common stock beneficially owned by Third Point LLC. The complaint seeks a judgment declaring that the defendants breached their fiduciary duties, an award of restitution, and corporate governance changes. The Company filed a motion to dismiss the action. While the motion was pending, on June 13, 2014, the plaintiff dismissed the action without prejudice.

On March 14, 2014, a stockholder derivative action captioned Hughes Trust v. de Castro, et al. was filed in the Delaware Court of Chancery purportedly on behalf of Yahoo against current and former members of the Board and our former chief operating officer, Henrique de Castro. The plaintiff alleges that the directors who approved Mr. de Castro’s employment agreement in 2012 wasted corporate assets and breached their fiduciary duties by failing to adequately inform themselves about how much compensation Mr. de Castro would be entitled to receive. The plaintiff further alleges that the directors failed to provide adequate disclosure regarding Mr. de Castro’s compensation. The plaintiff asserts a claim against Mr. de Castro for unjust enrichment. Plaintiff seeks unspecified damages and restitution in favor of Yahoo, an order directing Yahoo to reform its corporate governance and internal procedures, and attorneys’ fees and costs. The Company intends to file a motion to dismiss the action.

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

The Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters described above. The Company has also determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to the Company’s legal proceedings, including the matters described above other than the Mexico matter, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of December 31, 2013 and June 30, 2014 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo, its subsidiaries, directors, or officers in these matters, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against these claims.

Note 13 STOCKHOLDERS’ EQUITY AND EMPLOYEE BENEFITS

Employee Stock Purchase Plan. As of June 30, 2014, there was $2 million of unamortized stock-based compensation expense related to the Company’s Employee Stock Purchase Plan, which will be recognized over a weighted average period of 0.1 years.

Stock Options. The Company’s Stock Plan, the Directors’ Plan, and stock-based awards assumed through acquisitions (including stock-based commitments related to continued service of acquired employees, such as the holdback by Yahoo of shares of Yahoo common stock issued to Tumblr’s founder in connection with the Company’s acquisition of Tumblr in June 2013) are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans for the six months ended June 30, 2014 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013(1)	20,968	$20.43
Options granted(2)	20	$35.52
Options assumed in acquisitions	—	$—
Options exercised(3)	(5,364)	$20.86
Options expired	(748)	$21.56
Options cancelled/forfeited	(1,990)	$18.63

Outstanding at June 30, 2014(1)	12,886	$20.49

(1)	Includes shares subject to performance-based stock options for which performance goals had not been set as of the date shown.
(2)	Excludes tranches of previously granted performance-based stock options for which performance goals were set during the six months ended June 30, 2014.
(3)	The Company generally issues new shares to satisfy stock option exercises.

As of June 30, 2014, there was $26 million of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 0.8 years.

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options		Purchase Plan(*)
	Three Months Ended		Three Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.5%	1.4%	0.1%	0.1%
Expected volatility	31.5%	38.6%	29.4%	39.1%
Expected life (in years)	3.25	4.00	0.24	0.24

	Stock Options		Purchase Plan(*)
	Six Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.5%	1.5%	0.1%	0.1%
Expected volatility	31.2%	37.4%	29.4%	38.9%
Expected life (in years)	3.63	4.00	0.24	0.24

(*)	Assumptions for the Employee Stock Purchase Plan relate to the annual average of the enrollment periods. Enrollment is permitted in February, May, August, and November of each year.

Restricted Stock and Restricted Stock Units. Restricted stock and restricted stock unit activity under the Plans for the six months ended June 30, 2014 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share
Awarded and unvested at December 31, 2013(1)	49,584	$24.20
Granted(2)	9,977	$37.82
Assumed in acquisitions	277	$40.85
Vested	(11,403)	$20.05
Forfeited	(3,634)	$22.27

Awarded and unvested at June 30, 2014(1)	44,801	$28.54

(1)

Includes the maximum number of shares issuable under the Company’s performance-based restricted stock unit awards (including future-year tranches for which performance goals had not been set) as of the date shown.

(2)

Includes the maximum number of shares issuable under the performance-based restricted stock unit awards granted during the six months ended June 30, 2014 (including future-year tranches for which performance goals had not been set during the period); excludes tranches of previously granted performance-based restricted stock units for which performance goals were set during the six months ended June 30, 2014.

As of June 30, 2014, there was $736 million of unamortized stock-based compensation expense related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted average period of 2.6 years.

During the six months ended June 30, 2013 and 2014, 6.5 million shares and 11.4 million shares, respectively, that were subject to previously granted restricted stock awards and restricted stock units vested. These vested restricted stock awards and restricted stock units were net share settled. During the six months ended June 30, 2013 and 2014, the Company withheld 2.4 million shares and 4.2 million shares, respectively, based upon the Company’s closing stock price on the vesting date, to satisfy the Company’s tax withholding obligation relating to the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $51 million and $160 million, respectively, for the six months ended June 30, 2013 and 2014, and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units and tax withholding related to the reacquisition of shares of restricted stock. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Performance-Based Executive Incentive Equity Awards.

Performance Options. The financial performance stock options awarded by the Company in November 2012 to Ms. Mayer and Mr. Goldman include multiple performance periods. The number of stock options that ultimately vest for each performance period will range from 0 percent to 100 percent of the target amount for such period stated in each executive’s award agreement based on the Company’s performance relative to goals. The financial performance goals are established at the beginning of each performance period and the portion (or “tranche”) of the award related to each performance period is treated as a separate grant for accounting purposes. In February 2014, the Compensation and Leadership Development Committee of the Board (the “Compensation Committee”) established performance goals under these stock options for the 2014 performance year. The 2014 financial performance metrics (and their weightings) under the performance stock options are GAAP revenue (70 percent) and adjusted EBITDA (30 percent). The grant date fair value of the 2014 tranche of the November 2012 financial performance stock options was $38 million, and is being recognized over the twelve-month service period. The Company began recording stock-based compensation expense for this tranche in February 2014, when the financial performance goals were established.

Performance RSUs. In February 2014, the Compensation Committee approved additional annual financial performance-based restricted stock unit (“RSU”) awards to Ms. Mayer and other senior officers, and established the 2014 annual performance goals for these awards as well as for the similar performance-based RSUs granted in February 2013. The 2013 and 2014 performance-based RSU awards are generally eligible to vest in equal annual target amounts over four years (three years for Ms. Mayer) based on the Company’s attainment of annual financial performance goals as well as the executive’s continued employment through each vesting date. The number of shares that ultimately vest each year will range from 0 percent to 200 percent of the annual target amount, based on the Company’s performance. Annual financial performance metrics and goals are established for these RSU awards at the beginning of each year and the tranche of each RSU award related to that year’s performance goal is treated as a separate annual grant for accounting purposes. The 2014 financial performance metrics (and their weightings) established for the performance RSUs are: GAAP revenue (70 percent) and adjusted EBITDA (30 percent). The grant date fair value of the first tranche of the February 2014 performance RSUs was $9 million, and the grant date fair value of the second tranche of the February 2013 performance RSUs was $17 million. These values are being recognized over the tranches’ twelve-month service periods. The Company began recording stock-based compensation expense for these tranches in February 2014, when the financial performance goals were established.

Stock Repurchases. In May 2012, the Board authorized a stock repurchase program allowing the Company to repurchase up to $5 billion of its outstanding shares of common stock from time to time. That repurchase program was exhausted during the first quarter of 2014. In November 2013, the Board authorized an additional stock repurchase program with an authorized level of $5 billion. The November 2013 program, according to its terms, will expire in December 2016. The aggregate amount remaining under the November 2013 repurchase authorization was approximately $3.9 billion at June 30, 2014. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the six months ended June 30, 2014, the Company repurchased approximately 33 million shares of its common stock under its stock repurchase programs at an average price of $35.93 per share for a total of $1.2 billion.

Note 14 RESTRUCTURING CHARGES (REVERSALS), NET

Restructuring charges (reversals), net was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Employee severance pay and related costs	$242	$82	$6,718	$3,673
Non-cancelable lease, contract termination, and other charges	6,810	61,906	11,202	68,438
Other non-cash (credits) charges, net	—	(7,031)	538	(7,031)
Changes in estimates and reversals of previous charges	(3,474)	(2,336)	(21,942)	(2,972)

Restructuring charges (reversals), net	$3,578	$52,621	$(3,484)	$62,108

The Company has previously implemented various restructuring plans to reduce its cost structure, align resources with its product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers. For the three months ended June 30, 2013, the Company recorded $3 million related to the EMEA segment and $1 million related the Asia Pacific segment. For the three months ended June 30, 2014, the Company recorded $50 million related to the Americas segment and $3 million related to the EMEA segment. For the six months ended June 30, 2013, the Company recorded a credit of $3 million related to the Americas segment, a credit of $1 million related to the EMEA segment and a $1 million debit related the Asia Pacific segment. For the six months ended June 30, 2014, the Company recorded $55 million related to the Americas segment and $7 million related to the EMEA segment. The amounts recorded during the three and six months ended June 30, 2014 were primarily related to the consolidation of a data center as the Company ceased use of that facility pursuant to a restructuring plan initiated by the Company in 2011.

The Company’s restructuring accrual activity for the six months ended June 30, 2014 is summarized as follows (in thousands):

Accrual balance as of December 31, 2013	$30,096
Restructuring charges	62,108
Cash paid	(20,140)
Foreign currency translation and other adjustments	6,987

Accrual balance as of June 30, 2014	$79,051

The $79 million restructuring liability as of June 30, 2014 consists of $2 million for employee severance expenses, which the Company expects to pay out by the end of the third quarter of 2014, and $77 million related to non-cancelable lease costs, which the Company expects to pay over the terms of the related obligations through the fourth quarter of 2021, less estimated sublease income.

Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2013	June 30, 2014
Americas	$18,078	$70,481
EMEA	11,284	8,125
Asia Pacific	734	445

Total restructuring accruals	$30,096	$79,051

Note 15 INCOME TAXES

The Company’s effective tax rate is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Historically, the Company’s provision for income taxes has differed from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense, non-deductible acquisition-related costs and adjustments to unrecognized tax benefits.

The effective tax rate reported for the three months ended June 30, 2014 was 33 percent compared to 31 percent for the same period in 2013. The effective tax rate reported for the six months ended June 30, 2014 was 30 percent compared to 22 percent for the same period in 2013. The effective tax rate for the three months ended June 30, 2014 was lower than the U.S. federal statutory rate primarily due to the tax benefit from a $15 million capital loss recognized during the quarter. The effective tax rate for the three months ended June 30, 2013 was lower than the U.S. federal statutory rate primarily due to an $11 million tax benefit recorded during the quarter ended June 30, 2013 relating to the resolution of certain tax matters associated with a one-time foreign earnings distribution made during the quarter ended September 30, 2012. The tax rates for the six months ended June 30, 2014 and 2013 were lower than the U.S. federal statutory rate also due to the reductions of tax reserves that were recorded based on new information received during interactions with tax authorities. The income tax expense reported for the three and six months ended June 30, 2014 does not include any benefit from the federal research and development tax credit as that provision expired on December 31, 2013.

As of June 30, 2014, the Company does not anticipate repatriating its undistributed foreign earnings of approximately $2.9 billion. Those earnings are principally related to its equity method investment in Yahoo Japan. If those earnings were to be repatriated in the future, the Company may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

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

The Company’s gross amount of unrecognized tax benefits as of June 30, 2014 was $685 million, of which $596 million is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of June 30, 2014 decreased by $11 million from the recorded balance as of December 31, 2013. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions related to multinational income tax issues are expected to be resolved in the foreseeable future. As a result, it is reasonably possible that the Company’s unrecognized tax benefits could be reduced by up to approximately $70 million in the next twelve months. The Company believes that it has adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Company may have additional tax liabilities in China related to the sale to Alibaba Group of 523 million Alibaba Shares that took place during the year ended December 31, 2012. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S.

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

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Revenue by segment:
Americas	$828,537	$805,535	$1,670,732	$1,672,463
EMEA	97,387	97,847	192,211	189,417
Asia Pacific	209,320	180,809	412,669	355,041

Total Revenue	$1,135,244	$1,084,191	$2,275,612	$2,216,921

TAC by segment:
Americas	$37,120	$30,296	$74,642	$64,390
EMEA	11,372	10,212	22,908	19,405
Asia Pacific	15,824	3,318	32,834	5,940

Total TAC	$64,316	$43,826	$130,384	$89,735

Revenue ex-TAC by segment:
Americas	$791,417	$775,239	$1,596,090	$1,608,073
EMEA	86,015	87,635	169,303	170,012
Asia Pacific	193,496	177,491	379,835	349,101

Total Revenue ex-TAC	$1,070,928	$1,040,365	$2,145,228	$2,127,186

Direct costs by segment(1):
Americas	186,019	180,713	362,412	360,119
EMEA	41,913	38,536	80,458	78,266
Asia Pacific	49,432	45,249	104,387	89,583
Global operating costs(2)(3)	424,382	435,504	843,184	952,474
Depreciation and amortization	160,489	146,860	322,581	304,394
Stock-based compensation expense	68,136	102,445	112,741	211,626
Restructuring charges (reversals), net	3,578	52,621	(3,484)	62,108

Income from operations	$136,979	$38,437	$322,949	$68,616

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

(3)	The net cost reimbursements from Microsoft pursuant to the Search Agreement are primarily included in global operating costs.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Capital expenditures, net:
Americas	$75,061	$100,340	$140,477	$164,317
EMEA	2,757	3,274	5,664	19,036
Asia Pacific	4,258	3,744	5,516	8,660

Total capital expenditures, net	$82,076	$107,358	$151,657	$192,013

	December 31, 2013	June 30, 2014
Property and equipment, net:
Americas:
U.S.	$1,346,889	$1,335,592
Other	1,183	828

Total Americas	$1,348,072	$1,336,420

EMEA	44,976	51,404
Asia Pacific	95,470	82,448

Total property and equipment, net	$1,488,518	$1,470,272

See Note 14 —“Restructuring Charges (Reversals), Net” for additional information regarding segments.

Enterprise Wide Disclosures:

The following table presents revenue for groups of similar services (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Display	$471,742	$436,053	$926,813	$889,277
Search	418,202	428,418	842,889	873,185
Other	245,300	219,720	505,910	454,459

Total revenue	$1,135,244	$1,084,191	$2,275,612	$2,216,921

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Revenue:
U.S.	$784,726	$771,959	$1,589,479	$1,605,616
International	350,518	312,232	686,133	611,305

Total revenue	$1,135,244	$1,084,191	$2,275,612	$2,216,921

Revenue is attributed to individual countries according to the online property that generated the revenue. No single foreign country accounted for more than 10 percent of the Company’s revenue for the three or six months ended June 30, 2013 and 2014.

Note 17 SEARCH AGREEMENT WITH MICROSOFT CORPORATION

By the end of 2013, the Company had substantially completed the transition of paid search to the Microsoft platform. In the transitioned markets, the Company reports as revenue the 88 percent revenue share it receives from Microsoft under the Search Agreement as the Company is not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft. Approximately 29 percent of the Company’s revenue for both the three and six months ended June 30, 2013, and approximately 36 percent of the Company’s revenue for both the three and six months ended June 30, 2014, was attributable to the Search Agreement.

Under the Search Agreement, Microsoft continues to be obligated to guarantee Yahoo’s revenue per search (“RPS Guarantee”) on Yahoo Properties in Taiwan and Hong Kong for 18 months after the transition of paid search services to Microsoft’s platform in those markets, which was completed during the fourth quarter of 2013.

The Company’s results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $18 million and $31 million for the three and six months ended June 30, 2013, respectively, and nil and less than $1 million for the three and six months ended June 30, 2014, respectively. As of December 31, 2013 and June 30, 2014, the Company had collected total amounts of $21 million and $17 million, respectively, on behalf of Microsoft and Affiliates, which was included in cash and cash equivalents with a corresponding liability in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The Company’s uncollected 88 percent share in connection with the Search Agreement was $305 million and $278 million as of December 31, 2013 and June 30, 2014, respectively, which was included in accounts receivable, net on the condensed consolidated balance sheets. The total reimbursements not yet received from Microsoft of $5 million were classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet as of December 31, 2013. There were no amounts classified as a part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet as of June 30, 2014 related to reimbursements not yet received from Microsoft.

Note 18 SUBSEQUENT EVENTS

Stock Repurchase Transactions. From July 1, 2014 through August 7, 2014, the Company repurchased approximately 4 million shares of its common stock at an average price of $34.81 per share, for a total of $149 million.

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

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo,” the “Company,” “we,” or “us”) is focused on making the world’s daily habits inspiring and entertaining. By creating highly personalized experiences for our users, we keep people connected to what matters most to them, across devices and around the world. We create value for advertisers by connecting them with the audiences that build their businesses. For advertisers, the opportunity to be a part of users’ daily habits across products and platforms is a powerful tool to engage audiences and build brand loyalty. Advertisers can build their businesses by advertising to targeted audiences on our online properties and services (“Yahoo Properties”) or through a distribution network of third-party entities (“Affiliates”) who integrate our advertising offerings into their Websites or other offerings (“Affiliate sites”). Our revenue is generated principally from display and search advertising.

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

Key Financial Metrics

The key financial metrics we use are as follows: revenue; revenue less traffic acquisition costs (“TAC”), or revenue ex-TAC; income from operations; adjusted EBITDA; net income attributable to Yahoo! Inc.; net cash provided by operating activities; and free cash flow. Revenue ex-TAC, adjusted EBITDA, and free cash flow are financial measures that are not defined in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). We use these non-GAAP financial measures for internal managerial purposes and to facilitate period-to-period comparisons. See “Non-GAAP Financial Measures” below for a description of each of these non-GAAP financial measures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(dollars in thousands)
Revenue	$1,135,244	$1,084,191	$2,275,612	$2,216,921
Revenue ex-TAC	$1,070,928	$1,040,365	$2,145,228	$2,127,186
Income from operations(*)	$136,979	$38,437	$322,949	$68,616
Adjusted EBITDA	$369,182	$340,363	$754,787	$646,744
Net income attributable to Yahoo! Inc.	$331,150	$269,707	$721,435	$581,285
Net cash provided by operating activities	$330,828	$357,414	$549,510	$496,475
Free cash flow	$131,400	$185,915	$281,308	$299,877
(*) Includes:

Stock-based compensation expense	$68,136	$102,445	$112,741	$211,626
Restructuring charges (reversals), net	$3,578	$52,621	$(3,484)	$62,108

Revenue ex-TAC (a Non-GAAP Financial Measure)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2013	2014		2013	2014
	(dollars in thousands)
Revenue	$1,135,244	$1,084,191	(4)%	$2,275,612	$2,216,921	(3)%
Less: TAC	64,316	43,826	(32)%	130,384	89,735	(31)%

Revenue ex-TAC	$1,070,928	$1,040,365	(3)%	$2,145,228	$2,127,186	(1)%

For the three and six months ended June 30, 2014, revenue ex-TAC decreased $31 million, or 3 percent, and $18 million, or 1 percent, respectively, compared to the same periods of 2013, due to a decline in display and other revenue ex-TAC, partially offset by an increase in search revenue ex-TAC. The decline in TAC for both the three and six months ended June 30, 2014 was primarily driven by the impact of the transition of search to the Microsoft platform, which was substantially completed by the end of 2013.

Adjusted EBITDA (a Non-GAAP Financial Measure)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2013	2014		2013	2014
	(dollars in thousands)
Net income attributable to Yahoo! Inc.	$331,150	$269,707	(19)%	$721,435	$581,285	(19)%
Depreciation and amortization	160,489	146,860	(8)%	322,581	304,394	(6)%
Stock-based compensation expense	68,136	102,445	50%	112,741	211,626	88%
Restructuring charges (reversals), net	3,578	52,621	N/M	(3,484)	62,108	N/M
Other income (expense), net	(23,606)	13,589	(158)%	(40,678)	27,042	(166)%
Provision for income taxes	50,267	8,143	(84)%	80,003	12,360	(85)%
Earnings in equity interests	(224,690)	(255,852)	14%	(442,278)	(557,254)	26%
Net income attributable to noncontrolling interests	3,858	2,850	(26)%	4,467	5,183	16%

Adjusted EBITDA	$369,182	$340,363	(8)%	$754,787	$646,744	(14)%

Percentage of revenue ex-TAC(1)(2)	34%	33%		35%	30%

N/M = Not meaningful.

(1)	Revenue ex-TAC is calculated as GAAP revenue less TAC.
(2)

Net income attributable to Yahoo! Inc. as a percentage of GAAP revenue for the three and six months ended June 30, 2014 was 25 percent and 26 percent, respectively. Net income attributable to Yahoo! Inc. as a percentage of GAAP revenue for the three and six months ended June 30, 2013 was 29 percent and 32 percent, respectively.

For the three months ended June 30, 2014, adjusted EBITDA decreased $29 million, or 8 percent, compared to the same period of 2013, mainly due to a decline in revenue ex-TAC. During the three months ended June 30, 2013 and 2014, adjusted EBITDA included benefits of $10 million and $62 million, respectively, from patent sales. For the six months ended June 30, 2014, adjusted EBITDA decreased $108 million, or 14 percent, compared to the same periods of 2013, mainly due to an increase in global operating costs. During the six months ended June 30, 2013 and 2014, adjusted EBITDA included benefits of $10 million and $62 million, respectively, from patent sales.

Free Cash Flow (a Non-GAAP Financial Measure)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(dollars in thousands)
Net cash provided by operating activities:	$330,828	$357,414	$549,510	$496,475
Acquisition of property and equipment, net	(82,076)	(107,358)	(151,657)	(192,013)
Dividends received from equity investees	(123,058)	(83,685)	(135,058)	(83,685)
Excess tax benefits from stock-based awards	5,706	19,544	18,513	79,100

Free cash flow	$131,400	$185,915	$281,308	$299,877

For the three and six months ended June 30, 2014, free cash flow increased $55 million, or 41 percent, and $19 million, or 7 percent, respectively, compared to the same periods of 2013, primarily due to improvements in working capital.

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

Significant Transactions

Alibaba Group Holding Limited Initial Public Offering

The Company, Yahoo! Hong Kong Holdings Limited and Alibaba Group Holding Limited (“Alibaba Group”) entered into a Third Amendment to the Share Repurchase and Preference Share Sale Agreement, dated as of July 14, 2014. The amendment reduced the maximum number of ordinary shares of Alibaba Group (“Alibaba Shares”) that we are required to sell in connection with an initial public offering by Alibaba Group meeting certain specified criteria (a “Qualified IPO”) from 208 million to 140 million.

On May 6, 2014, Alibaba Group filed a registration statement with the Securities and Exchange Commission regarding its Qualified IPO. If Yahoo sells the 140 million Alibaba Shares that it is currently obligated to sell in connection with the completion of such offering, we will no longer account for our remaining investment in Alibaba Group using the equity method and as a result will no longer record our proportionate share of Alibaba Group’s financial results in our consolidated financial statements. This would materially reduce our reported net income. Also, in the event of a Qualified IPO prior to September 18, 2015, the TIPLA terminates on September 18, 2015. In that event, we will recognize the remaining initial TIPLA payment revenue through September 18, 2015.

Patent Sale and License Agreement

During the second quarter of 2014, we entered into a patent sale and license agreement for total cash consideration of $460 million. The total consideration was allocated based on the estimated relative fair value of each of the elements of the agreement: $61 million was allocated to the sale of patents (“Sold Patents”), $135 million to the license to existing patents (“Existing Patents”) and $264 million to the license of patents developed or acquired in the next five years (“Capture Period Patents”). We recorded $60 million as a gain on the Sold Patents during the second quarter of 2014 and will recognize the remaining $1 million gain on the Sold Patents in the third quarter of 2014 when payment is due. The amounts allocated to the license of the Existing Patents will be recorded as revenue over the four year payment period under the license when payments are due. The amounts allocated to the Capture Period Patents will be recorded as revenue over the five year capture period.

See “Operating Costs and Expenses—Gains on Sales of Patents” for additional information on gains recorded for the three and six months ended June 30, 2014.

Search Agreement with Microsoft Corporation

By the end of 2013, we had substantially completed the transition of paid search to the Microsoft Corporation (“Microsoft”) platform. For search revenue generated from Microsoft’s services on Yahoo Properties and Affiliate sites, we report as revenue our 88 percent revenue share, as we are not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft. Revenue under our Search and Advertising Services and Sales Agreement with Microsoft (the “Search Agreement”) represented approximately 29 percent of our revenue for both the three and six months ended June 30, 2013 and approximately 36 percent of our revenue for both the three and six months ended June 30, 2014.

Our results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $18 million and $31 million for the three and six months ended June 30, 2013, respectively, and less than $1 million for both the three and six months ended June 30, 2014.

See Note 17 — “Search Agreement with Microsoft Corporation” in the Notes to our condensed consolidated financial statements for additional information.

Results of Operations

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2013	2014		2013	2014
	(dollars in thousands)
Revenue for groups of similar services:
Display
Yahoo Properties	$425,278	$387,965	(9)%	$830,403	$796,158	(4)%
Affiliate sites	46,464	48,088	3%	96,410	93,119	(3)%

Total Display revenue	$471,742	$436,053	(8)%	$926,813	$889,277	(4)%

Search
Yahoo Properties	$329,369	$360,041	9%	$649,546	$731,785	13%
Affiliate sites	88,833	68,377	(23)%	193,343	141,400	(27)%

Total Search revenue	418,202	428,418	2%	842,889	873,185	4%

Other	245,300	219,720	(10)%	505,910	454,459	(10)%

Total revenue	$1,135,244	$1,084,191	(4)%	$2,275,612	$2,216,921	(3)%
Cost of revenue — traffic acquisition costs	64,316	43,826	(32)%	130,384	89,735	(31)%
Cost of revenue — other	271,262	271,148	—	549,269	551,992	—
Sales and marketing	279,738	292,817	5%	536,757	622,663	16%
Product development	246,198	303,659	23%	465,778	585,291	26%
General and administrative	135,039	128,019	(5)%	268,460	264,512	(1)%
Amortization of intangibles	8,084	15,164	88%	15,449	33,504	117%
Gains on sales of patents	(9,950)	(61,500)	N/M	(9,950)	(61,500)	N/M
Restructuring charges (reversals), net	3,578	52,621	N/M	(3,484)	62,108	N/M

Total operating expenses	$998,265	$1,045,754	5%	$1,952,663	$2,148,305	10%

Income from operations	$136,979	$38,437	(72)%	$322,949	$68,616	(79)%

Includes:
Stock-based compensation expense	$68,136	$102,445	50%	$112,741	$211,626	88%

N/M = Not meaningful.

The following table sets forth selected information concerning our results of operations as a percentage of revenue for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue for groups of similar services:
Display:
Yahoo Properties	38%	36%	37%	36%
Affiliate sites	4%	4%	4%	4%

Total Display revenue	42%	40%	41%	40%

Search:
Yahoo Properties	29%	33%	29%	33%
Affiliate sites	8%	7%	8%	6%

Total Search revenue	37%	40%	37%	39%

Other	21%	20%	22%	21%

Total revenue	100%	100%	100%	100%
Cost of revenue — traffic acquisition costs	6%	4%	6%	4%
Cost of revenue — other	24%	25%	24%	25%
Sales and marketing	24%	27%	23%	28%
Product development	22%	28%	20%	26%
General and administrative	12%	12%	12%	12%
Amortization of intangibles	1%	1%	1%	2%
Gains on sales of patents	(1)%	(6)%	—	(3)%
Restructuring charges (reversals), net	—	5%	—	3%

Total operating expenses	88%	96%	86%	97%

Income from operations	12%	4%	14%	3%

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

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	June 30, 2013	June 30, 2014		June 30, 2013	June 30, 2014
	(dollars in thousands)
Revenue by segment:
Americas	$828,537	$805,535	(3)%	$1,670,732	$1,672,463	—
EMEA	97,387	97,847	—	192,211	189,417	(1)%
Asia Pacific	209,320	180,809	(14)%	412,669	355,041	(14)%

Total revenue	$1,135,244	$1,084,191	(4)%	$2,275,612	$2,216,921	(3)%

TAC by segment:
Americas	$37,120	$30,296	(18)%	$74,642	$64,390	(14)%
EMEA	11,372	10,212	(10)%	22,908	19,405	(15)%
Asia Pacific	15,824	3,318	(79)%	32,834	5,940	(82)%

Total TAC	$64,316	$43,826	(32)%	$130,384	$89,735	(31)%

Revenue ex-TAC by segment:
Americas	$791,417	$775,239	(2)%	$1,596,090	$1,608,073	1%
EMEA	86,015	87,635	2%	169,303	170,012	—
Asia Pacific	193,496	177,491	(8)%	379,835	349,101	(8)%

Total revenue ex-TAC	$1,070,928	$1,040,365	(3)%	$2,145,228	$2,127,186	(1)%

Direct costs by segment(1):
Americas	186,019	180,713	(3)%	362,412	360,119	(1)%
EMEA	41,913	38,536	(8)%	80,458	78,266	(3)%
Asia Pacific	49,432	45,249	(8)%	104,387	89,583	(14)%
Global operating costs(2)(3)	424,382	435,504	3%	843,184	952,474	13%
Depreciation and amortization	160,489	146,860	(8)%	322,581	304,394	(6)%
Stock-based compensation expense	68,136	102,445	50%	112,741	211,626	88%
Restructuring charges (reversals), net	3,578	52,621	N/M	(3,484)	62,108	N/M

Income from operations	$136,979	$38,437	(72)%	$322,949	$68,616	(79)%

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

With the significant platform shift to mobile devices, including smartphones and tablets, we have increased our strategic focus on mobile products and mobile ad formats. We have hired engineering and technical talent to help us accelerate our efforts in mobile development, and introduced new mobile apps and refreshed the user experience on mobile across a number of Yahoo Properties, including News, Sports (including Fantasy Sports), Mail, and Finance. We are seeing an increase in the number of our daily and monthly mobile users as a result of these product improvements. During the quarter ended June 30, 2014, we reached more than 450 million monthly mobile users. The monetization of these mobile products is driven primarily through advertisements and we are committed to continuing to develop and deliver innovative ad formats on mobile.

For additional information about how we generate and recognize revenue, see “Results of Operations—Revenue—Display Revenue,” “—Search Revenue,” and “—Other Revenue” included in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Display Revenue

Display revenue for the three and six months ended June 30, 2014 decreased $36 million, or 8 percent, and $38 million, or 4 percent, respectively, as compared to the same periods of 2013. The decline in display revenue was attributable to a decline in the percentage of Ads Sold on a premium basis notwithstanding an overall increase in the total number of Ads Sold.

The decline for the three months ended June 30, 2014 was primarily attributable to a decline in advertising revenue on Yahoo Properties in the Americas, EMEA, and Asia Pacific regions of $23 million, $3 million, and $11 million, respectively.

The decline for the six months ended June 30, 2014 was primarily attributable to a decline in advertising revenue on Yahoo Properties in the Americas, EMEA, and Asia Pacific regions of $7 million, $7 million, and $20 million, respectively, and a decline in advertising revenue on Affiliate sites in the Americas and EMEA regions of $7 million and $3 million, respectively, partially offset by an increase in advertising revenue on Affiliate sites in the Asia Pacific region of $7 million.

Search Revenue

Search revenue for the three and six months ended June 30, 2014 increased $10 million, or 2 percent, and $30 million, or 4 percent, respectively, as compared to the same periods of 2013. The growth in search revenue was primarily attributable to click yield improvements resulting from an increase in contribution of higher monetizing clicks from the Americas region and Yahoo Properties, partially offset by the impact of the Microsoft transition in the Asia Pacific region. Additionally, for the three months ended June 30, 2014, search revenue increased as compared to the three months ended June 30, 2013, even with the expiration of the RPS Guarantee in the U.S.

The increase in search revenue for the three months ended June 30, 2014 was primarily attributable to an increase in advertising revenue on Yahoo Properties in the Americas, EMEA, and Asia Pacific regions of $18 million, $9 million, and $4 million, respectively, partially offset by a decline in advertising revenue on Affiliate sites in the Asia Pacific region of $21 million.

The increase in search revenue for the six months ended June 30, 2014 was primarily attributable to an increase in advertising revenue on Yahoo Properties in the Americas, EMEA, and Asia Pacific regions of $60 million, $16 million, and $6 million, respectively, partially offset by a decline in advertising revenue on Affiliate sites in the Americas and Asia Pacific regions of $9 million and $44 million, respectively.

Other Revenue

Other revenue for the three and six months ended June 30, 2014 decreased $26 million, or 10 percent, and $51 million, or 10 percent, respectively, as compared to the same periods of 2013. The decrease for the three months ended June 30, 2014 was primarily due to a decline in listings-based revenue in the Americas and EMEA regions of $18 million and $4 million, respectively, and a decline in fees revenue in the Asia Pacific region of $3 million. The decrease for the six months ended June 30, 2014 was primarily attributable to a decline in listings-based revenue in the Americas, EMEA and Asia Pacific regions of $30 million, $8 million, and $3 million, respectively, and a decline in fees revenue in the Americas and Asia Pacific regions of $6 million and $3 million, respectively.

As a result of the patent sale and license agreement entered into during the three months ended June 30, 2014, beginning in the third quarter of 2014, we expect to recognize approximately $135 million of other revenue over four years related to the Existing Patents and $264 million of other revenue over five years related to the Capture Period Patents.

Display and Search Metrics

We present information below regarding the number of “Ads Sold” and “Price-per-Ad” for display and the number of “Paid Clicks” and “Price-per-Click” for search. This information is derived from internal data.

“Ads Sold” consist of display ad impressions for paying advertisers on Yahoo Properties. “Price-per-Ad” is defined as display revenue from Yahoo Properties divided by our total number of Ads Sold. Our price and volume metrics for display are based on display revenue, which we report on a gross basis (before TAC), and include data for graphical, sponsorship, and native ad units on Yahoo Properties (including mobile). Our price and volume metrics for display exclude both the number of Ads Sold and the related revenue for certain regions and acquired companies where historical data was not retained in a manner that would support period-to-period comparison on these metrics. The countries and regions included in our display metrics are: the U.S., the United Kingdom, France, Germany, Spain, Italy, Taiwan, Hong Kong, Southeast Asia, and India. Tumblr, Inc. (“Tumblr”) data in our display metrics is limited to our new native ad units from and after the first quarter of 2014.

“Paid Clicks” are defined as clicks by end-users on sponsored search listings (excluding native ad units) on Yahoo Properties and Affiliate sites. Advertisers generally pay for sponsored search listings on a per-click basis. “Search click-driven revenue” is gross search revenue (before TAC), excluding the RPS Guarantee. “Price-per-Click” is defined as search click-driven revenue divided by our total number of Paid Clicks.

We periodically review, refine and update our methodologies for monitoring, gathering, and counting number of Ads Sold and Paid Clicks and for calculating search click-driven revenue, Price-per-Click, and Price-per-Ad. Prior period amounts have been updated to conform to the current presentation.

Display Metrics

For the three and six months ended June 30, 2014, number of Ads Sold increased 24 percent and 16 percent, respectively, and Price-per-Ad decreased 24 percent and 15 percent, respectively, as compared to the same periods of 2013. The increase in number of Ads Sold for the three and six months ended June 30, 2014 was attributable to an increase in native ad units sold, partially offset by a decline in premium ad units sold. Native ad units represented approximately 40 percent and 31 percent of total Ads Sold for the three and six months ended June 30, 2014, respectively. The decrease in Price-per-Ad for the three and six months ended June 30, 2014 was due to a mix shift toward lower monetizing native ad units in the Americas region, partially offset by an increase in Price-per-Ad in the Asia Pacific region.

Search Metrics

For the three and six months ended June 30, 2014, Paid Clicks increased 3 percent and 5 percent, respectively, and Price-per-Click increased 15 percent and 12 percent, respectively, as compared to the same periods of 2013. The increase in Paid Clicks for the three and six months ended June 30, 2014 was attributable to an increase in Paid Clicks on Yahoo Properties primarily in the Americas region, partially offset by a decline in Paid Clicks on Affiliate sites primarily in the Asia Pacific region driven by the transition of paid search to Microsoft. Paid Clicks for the six months ended June 30, 2014 were also impacted by a decline in Paid Clicks on Affiliate sites in the Americas region. The increase in Price-per-Click for the three and six months ended June 30, 2014 was primarily due to improved traffic quality in the Asia Pacific region resulting in higher Price-per-Click and an increase in Price-per-Click in the EMEA region resulting from mobile traffic on Yahoo Properties. Improvements in the search metrics resulted in year-over-year growth in search click-driven revenue for the three and six months ended June 30, 2014 of 19 percent and 17 percent, respectively.

Revenue ex-TAC by Segment

Americas

Americas revenue ex-TAC for the three and six months ended June 30, 2014 decreased $16 million, or 2 percent, and increased $12 million, or 1 percent, respectively, as compared to the same periods of 2013. The decrease in Americas revenue ex-TAC for the three months ended June 30, 2014 was attributable to declines in display revenue ex-TAC of $19 million and other revenue ex-TAC of $17 million, partially offset by an increase in search revenue ex-TAC of $19 million. The decline in display revenue ex-TAC was due to a decline in premium ads sold on Yahoo Properties, partially offset by an increase in native advertising. The decline in other revenue ex-TAC was primarily attributable to a decline in listings-based revenue. Search revenue ex-TAC increased 6 percent year-over-year as Paid Clicks increased 15 percent and Price-per-Click increased 4 percent in the Americas region. The increase in search revenue ex-TAC was attributable to an increase in search revenue on Yahoo Properties driven by higher revenue-per-search from a change in the design of the search results page and an increase in search advertising from mobile devices. Additionally, search revenue ex-TAC increased even with the expiration of the RPS Guarantee in the U.S.

The increase in Americas revenue ex-TAC for the six months ended June 30, 2014 was attributable to an increase in search revenue ex-TAC of $55 million, partially offset by declines in other revenue ex-TAC of $40 million and display revenue ex-TAC of $3 million. Search revenue ex-TAC increased 9 percent year-over-year as Paid Clicks increased 12 percent and Price-per-Click increased 3 percent in the Americas region. The increase in search revenue ex-TAC was attributable to an increase in search revenue on Yahoo Properties driven by higher revenue-per-search from a change in the design of the search results page and an increase in search advertising from mobile devices. This revenue increase was partially offset by a decline in Affiliate search revenue in the region. The decline in other revenue ex-TAC was primarily attributable to a decline in listings and fees-based revenue. The decline in display revenue ex-TAC was due to a decline in premium ads sold on Yahoo Properties, partially offset by an increase in native advertising.

Revenue ex-TAC in the Americas accounted for approximately 75 percent and 76 percent of total revenue ex-TAC for the three and six months ended June 30, 2014, respectively, compared to 74 percent for both the three and six months ended June 30, 2013.

EMEA

EMEA revenue ex-TAC for the three and six months ended June 30, 2014 increased $2 million, or 2 percent, and $1 million, or essentially flat, respectively, as compared to the same periods of 2013. The increase in EMEA revenue ex-TAC for the three months ended June 30, 2014 was primarily attributable to an increase in search revenue ex-TAC of $10 million, partially offset by declines in display and other revenue ex-TAC of $4 million and $4 million, respectively. The increase in EMEA revenue ex-TAC for the six months ended June 30, 2014 was primarily attributable to an increase in search revenue ex-TAC of $18 million, partially offset by declines in display and other revenue ex-TAC of $8 million and $9 million, respectively. Search revenue ex-TAC in the EMEA region increased 45 percent and 39 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods of 2013, as Paid Clicks increased 27 percent and 28 percent, respectively, and Price-per-Click increased 11 percent and 9 percent, respectively, in the region. The increase in search revenue ex-TAC for the three and six months ended June 30, 2014 was due to an increase in search advertising on Yahoo Properties driven by distribution deals that contributed to improved revenue-per-search. The decline in display revenue ex-TAC for the three and six months ended June 30, 2014 was due to a decline in Ads Sold on Yahoo Properties, primarily Homepage. The decline in other revenue ex-TAC for the three and six months ended June 30, 2014 was primarily attributable to a decline in listings-based revenue.

Revenue ex-TAC in EMEA accounted for approximately 8 percent of total revenue ex-TAC for both the three and six months ended June 30, 2014 and 2013.

Asia Pacific

Asia Pacific revenue ex-TAC for the three and six months ended June 30, 2014 decreased $16 million, or 8 percent, and $31 million, or 8 percent, respectively, as compared to the same periods of 2013. The decline for the three months ended June 30, 2014 was attributable to declines in display, search and other revenue ex-TAC of $6 million, $5 million, and $5 million, respectively. The decline for the six months ended June 30, 2014 was attributable to declines in display, search, and other revenue ex-TAC of $12 million, $13 million, and $6 million, respectively. The decline in display revenue ex-TAC for the three and six months ended June 30, 2014 was primarily attributable to a decline in premium advertising due to a decline in supply, and a decline in content match. The decline in search revenue ex-TAC for the three and six months ended June 30, 2014 was primarily attributable to the revenue share with Microsoft associated with the Search Agreement. The decline in other revenue ex-TAC for the three and six months ended June 30, 2014 was primarily due to a decline in listings-based and fees revenue. Revenue ex-TAC in the Asia Pacific region was also impacted by unfavorable foreign exchange fluctuations of $6 million and $19 million for the three and six months ended June 30, 2014, respectively.

Revenue ex-TAC in Asia Pacific accounted for approximately 17 percent and 16 percent of total revenue ex-TAC for the three and six months ended June 30, 2014, respectively, compared to 18 percent for both the three and six months ended June 30, 2013.

Direct Costs by Segment

Americas

For the three and six months ended June 30, 2014, direct costs attributable to the Americas segment decreased $5 million, or 3 percent, and $2 million, or 1 percent, respectively, as compared to the same periods of 2013. For the three months ended June 30, 2014, the decrease in direct costs was primarily due to a year-over-year decline in compensation costs of $8 million and travel and entertainment expense of $2 million. This decrease was partially offset by higher bandwidth and other cost of revenue, outside service provider expenses, and marketing expenses of $5 million. For the six months ended June 30, 2014, the decrease in direct costs was primarily due to declines in compensation costs of $11 million. This decline was partially offset by an increase in marketing expenses of $7 million and outside service provider expenses of $3 million.

Direct costs attributable to the Americas segment represented approximately 23 percent and 22 percent of Americas revenue ex-TAC for the three and six months ended June 30, 2014, respectively, compared to 24 percent and 23 percent for the three and six months ended June 30, 2013, respectively.

EMEA

For the three and six months ended June 30, 2014, direct costs attributable to the EMEA segment decreased $3 million, or 8 percent, and $2 million, or 3 percent, respectively, compared to the same periods of 2013. For the three months ended June 30, 2014, the decrease was due to declines in compensation costs and content costs of $3 million. For the six months ended June 30, 2014, the decrease was due to declines in content costs and bandwidth and other cost of revenue of $2 million.

Direct costs attributable to the EMEA segment represented approximately 44 percent and 46 percent of EMEA revenue ex-TAC for the three and six months ended June 30, 2014, respectively, compared to 49 percent and 48 percent for the three and six months ended June 30, 2013, respectively.

Asia Pacific

For the three and six months ended June 30, 2014, direct costs attributable to the Asia Pacific segment decreased $4 million, or 8 percent, and $15 million, or 14 percent, respectively, as compared to the same periods of 2013. For the three months ended June 30, 2014, the decrease was primarily attributable to declines in compensation costs, bandwidth and other cost of revenue, and outside service provider expenses of $4 million. For the six months ended June 30, 2014, the decrease was primarily attributable to declines in compensation costs of $6 million, bandwidth and other cost of revenue of $3 million, outside service provider expenses of $2 million, and content and other costs of $4 million.

Direct costs attributable to the Asia Pacific segment represented approximately 25 percent and 26 percent of Asia Pacific revenue ex-TAC for the three and six months ended June 30, 2014, respectively, compared to 26 percent and 27 percent for the three and six months ended June 30, 2013, respectively.

Operating Costs and Expenses

Traffic Acquisition Costs

TAC consists of payments made to third-party entities that have integrated our advertising offerings into their Websites or other offerings and payments made to companies that direct consumer and business traffic to Yahoo Properties. We enter into agreements of varying durations that involve TAC. There are generally two economic structures of the Affiliate agreements: fixed payments based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the Affiliate, or variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or paid clicks. We expense TAC under two different methods. Agreements with fixed payments are expensed ratably over the term the fixed payment covers, and agreements based on a percentage of revenue, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

TAC for the three and six months ended June 30, 2014 decreased $20 million, or 32 percent, and $41 million, or 31 percent, respectively, as compared to the same periods of 2013. The decrease for the three months ended June 30, 2014, compared to 2013, was primarily attributable to declines in the Asia Pacific and Americas regions of $13 million and $7 million, respectively. The decrease for the six months ended June 30, 2014, compared to 2013, was primarily attributable to declines in the Asia Pacific, Americas, and EMEA regions of $27 million, $10 million and $4 million, respectively. The decline for both the three and six months ended June 30, 2014 was primarily due to the required change in revenue presentation for transitioned markets from a gross (before TAC) basis to a net (after TAC) basis in the Asia Pacific region and declines in display TAC in the Americas region.

TAC represented approximately 4 percent of GAAP revenue for both the three and six months ended June 30, 2014, compared to 6 percent for both the three and six months ended June 30, 2013.

Cost of Revenue—Other

Cost of revenue—other consists of bandwidth costs, content costs, and other expenses associated with the production and usage of Yahoo Properties, including amortization of developed technology and patents. Cost of revenue—other also includes costs for Yahoo’s technology platforms and infrastructure, including depreciation expense and other operating costs, directly related to revenue generating activities.

Cost of revenue—other was relatively flat for the three and six months ended June 30, 2014, as compared to the same periods of 2013. The three months ended June 30, 2014, compared to 2013, reflected a decline in depreciation and amortization of $15 million offset by an increase in bandwidth costs of $15 million. The six months ended June 30, 2014, compared to 2013, reflected increases in bandwidth costs of $20 million and stock-based compensation expense of $19 million, partially offset by a decline in depreciation and amortization of $30 million and a decline in rich media ad serving costs and maintenance contracts of $7 million.

Cost of revenue—other represented approximately 25 percent of GAAP revenue for both the three and six months ended June 30, 2014, respectively, compared to 24 percent for both the three and six months ended June 30, 2013.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses (including stock-based compensation expense), sales commissions, and travel costs.

Sales and marketing expenses for the three and six months ended June 30, 2014 increased $13 million, or 5 percent, and $86 million, or 16 percent, respectively, as compared to the same periods of 2013. For the three months ended June 30, 2014, compensation costs increased $11 million and stock-based compensation expense increased $10 million. This was partially offset by a decline in depreciation and amortization expense of $5 million and a decline in travel and entertainment expense of $3 million. For the six months ended June 30, 2014, compensation costs increased $47 million, stock-based compensation expense increased $46 million, and facilities and equipment expense increased $5 million. This was partially offset by a decline in depreciation and amortization expense of $5 million and a decline in travel and entertainment expense of $5 million. The increase in compensation costs for both the three and six months ended June 30, 2014 was primarily attributable to a 3 percent increase in headcount year-over-year, including incremental headcount in connection with our acquisition of Tumblr in June 2013. The increase in compensation costs for the three months ended June 30, 2014 was also attributable to increases in incentive compensation, benefits, and sales commissions. The increase in compensation costs for the six months ended June 30, 2014 was also attributable to merit-based increases in salaries, as well as increases in incentive compensation, benefits, and sales commissions. The increase in stock-based compensation expense for both the three and six months ended June 30, 2014 was attributable to an increase in the number of awards granted at a higher fair value.

Sales and marketing expenses represented approximately 27 percent and 28 percent of GAAP revenue for the three and six months ended June 30, 2014, respectively, compared to 24 percent and 23 percent for the three and six months ended June 30, 2013, respectively. The increase in this percentage was primarily driven by increases in compensation costs and stock-based compensation expense as discussed above.

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

Product development expenses for the three and six months ended June 30, 2014 increased $57 million, or 23 percent, and $120 million, or 26 percent, respectively, as compared to the same periods of 2013. For the three months ended June 30, 2014, the increase was primarily attributable to increases in compensation costs of $31 million, and stock-based compensation expense of $19 million, a decrease in capitalized labor projects resulting in an increase in expense of $17 million, partially offset by a decline in facilities and equipment expense of $6 million, depreciation and amortization of $5 million, and travel and entertainment expense of $4 million. For the six months ended June 30, 2014, the increase was primarily attributable to increases in compensation costs of $88 million, stock-based compensation expense of $25 million, a decrease in capitalized labor projects resulting in an increase in expense of $25 million, and an increase in telephone expenses of $7 million, partially offset by a decline in depreciation and amortization of $29 million, and travel and entertainment expense of $5 million. The increase in compensation costs for both the three and six months ended June 30, 2014 was primarily attributable to an 8 percent increase in headcount year-over-year, including incremental headcount for mobile and search, as well as incremental headcount in connection with our acquisition of Tumblr in June 2013. The increase in compensation costs for the three months ended June 30, 2014 was also attributable to increases in compensation costs due to a shift in location of employees, increases in benefits, and increases in incentive compensation. The increase in compensation costs for the six months ended June 30, 2014 was also attributable to increases in compensation costs due to merit-based increases in salaries, as well as increases in costs from a shift in location of employees, increases in benefits, and increases in incentive compensation. The increase in stock-based compensation expense for both the three and six months ended June 30, 2014 was attributable to an increase in the number of awards granted at a higher fair value and an increase in expense related to equity assumed from acquisitions.

Product development expenses represented approximately 28 percent and 26 percent of GAAP revenue for the three and six months ended June 30, 2014, respectively, compared to 22 percent and 20 percent for the three and six months ended June 30, 2013, respectively. The increase in this percentage was primarily driven by increases in compensation costs, stock-based compensation expense, and a decline in capitalizable projects as discussed above and reflected increased investments in product development.

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses (including stock-based compensation expense) related to other corporate departments and fees for professional services.

General and administrative expenses for the three and six months ended June 30, 2014 decreased $7 million, or 5 percent, and $4 million, or 1 percent, respectively, as compared to the same periods of 2013. For the three months ended June 30, 2014, the decline was due to a decrease in outside service provider expense of $5 million, as well as benefits related to net gains on disposal of assets and business tax refunds received of $12 million. This was partially offset by an increase in stock-based compensation expense of $6 million and facilities and equipment expense of $4 million. For the six months ended June 30, 2014, the decline was due to a decrease in outside service provider expense of $11 million, as well as benefits related to net gains on disposal of assets and business tax refunds received of $13 million. This was partially offset by an increase in stock-based compensation expense of $9 million, other compensation costs of $6 million, and facilities and equipment expense of $7 million. The increase in stock-based compensation expense for both the three and six months ended June 30, 2014 was attributable to an increase in the number of awards granted at a higher fair value. The increase in compensation costs for the six months ended June 30, 2014 was attributable to a 4 percent increase in headcount year-over-year.

General and administrative expenses represented approximately 12 percent of GAAP revenue for both the three and six months ended June 30, 2014 and 2013.

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

Amortization of intangibles for the three and six months ended June 30, 2014 increased $7 million, or 88 percent, and $18 million, or 117 percent, respectively, as compared to the same periods of 2013. For the three and six months ended June 30, 2014, the increase in amortization of intangibles was primarily driven by amortization of intangible assets related to Tumblr, which we acquired in the second quarter of 2013.

Amortization of intangibles represented approximately 1 percent and 2 percent of GAAP revenue for the three and six months ended June 30, 2014, respectively, compared to 1 percent for both the three and six months ended June 30, 2013.

Gains on Sales of Patents

For the three and six months ended June 30, 2014 and June 30, 2013, we sold certain patents and recorded gains on sales of patents of approximately $62 million and $10 million, respectively. See “Significant Transactions—Patent Sale” for additional information on the patents sold during the three and six months ended June 30, 2014.

Restructuring Charges (Reversals), Net

Restructuring charges (reversals), net was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Employee severance pay and related costs	$242	$82	$6,718	$3,673
Non-cancelable lease, contract termination, and other charges	6,810	61,906	11,202	68,438
Other non-cash (credits) charges, net	—	(7,031)	538	(7,031)
Changes in estimates and reversals of previous charges	(3,474)	(2,336)	(21,942)	(2,972)

Restructuring charges (reversals), net	$3,578	$52,621	$(3,484)	$62,108

We have previously implemented various restructuring plans to reduce our cost structure, align resources with our product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers. For the three months ended June 30, 2013, we recorded $3 million related to the EMEA segment and $1 million related the Asia Pacific segment. For the three months ended June 30, 2014, we recorded $50 million related to the Americas segment and $3 million related to the EMEA segment. For the six months ended June 30, 2013, we recorded a credit of $3 million related to the Americas segment, a credit of $1 million related to the EMEA segment and a $1 million debit related the Asia Pacific segment. For the six months ended June 30, 2014, we recorded $55 million related to the Americas segment and $7 million related to the EMEA segment. The amounts recorded during the three and six months ended June 30, 2014 were primarily related to the consolidation of a data center as we ceased use of that facility pursuant to a restructuring plan we initiated in 2011.

Our restructuring accrual activity for the six months ended June 30, 2014 is summarized as follows (in thousands):

Accrual balance as of December 31, 2013	$30,096
Restructuring charges	62,108
Cash paid	(20,140)
Foreign currency translation and other adjustments	6,987

Accrual balance as of June 30, 2014	$79,051

The $79 million restructuring liability as of June 30, 2014 consists of $2 million for employee severance expenses, which we expect to pay out by the end of the third quarter of 2014, and $77 million related to non-cancelable lease costs, which we expect to pay over the terms of the related obligations through the fourth quarter of 2021, less estimated sublease income.

Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2013	June 30, 2014
Americas	$18,078	$70,481
EMEA	11,284	8,125
Asia Pacific	734	445

Total restructuring accruals	$30,096	$79,051

Other Income (Expense), Net

Other income (expense), net was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Interest, dividend, and investment income	$21,934	$5,596	$47,852	$11,033
Interest expense, net	(2,217)	(17,088)	(4,490)	(34,169)
Other income (expense), net	3,889	(2,097)	(2,684)	(3,906)

Total other income (expense), net	$23,606	$(13,589)	$40,678	$(27,042)

For the three and six months ended June 30, 2014, interest, dividend and investment income decreased $16 million and $37 million, respectively, primarily due to dividend income on the Alibaba Group Preference Shares received during the three and six months ended June 30, 2013 for which there was no similar income for the three and six months ended June 30, 2014.

Interest expense increased $15 million and $30 million for the three and six months ended June 30, 2014, respectively, compared to the same periods of 2013, due to the accreted non-cash interest expense related to the 0.00% Convertible Senior Notes due 2018 that we issued in November 2013.

For the three and six months ended June 30, 2014, other income (expense), net decreased $6 million and $1 million, respectively, primarily due to unrealized and realized foreign exchange currency transaction losses.

Income Taxes

Our effective tax rate is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Historically, our provision for income taxes has differed from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense, non-deductible acquisition-related costs and adjustments to unrecognized tax benefits.

The effective tax rate reported for the three months ended June 30, 2014 was 33 percent compared to 31 percent for the same period in 2013. The effective tax rate reported for the six months ended June 30, 2014 was 30 percent compared to 22 percent for the same period in 2013. The effective tax rate for the three months ended June 30, 2014 was lower than the U.S. federal statutory rate primarily due to the tax benefit from a $15 million capital loss recognized during the quarter. The effective tax rate for the three months ended June 30, 2013 was lower than the U.S. federal statutory rate primarily due to an $11 million tax benefit recorded during the quarter ended June 30, 2013 relating to the resolution of certain tax matters associated with a one-time foreign earnings distribution made during the quarter ended September 30, 2012. The tax rates for the six months ended June 30, 2014 and 2013 were lower than the U.S. federal statutory rate also due to the reductions of tax reserves that were recorded based on new information received during interactions with tax authorities. The income tax expense reported for the three and six months ended June 30, 2014 does not include any benefit from the federal research and development tax credit as that provision expired on December 31, 2013.

As of June 30, 2014, we do not anticipate repatriating our undistributed foreign earnings of approximately $2.9 billion. Those earnings are principally related to our equity method investment in Yahoo Japan. If those earnings were to be repatriated in the future, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

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

Our gross amount of unrecognized tax benefits as of June 30, 2014 was $685 million, of which $596 million is recorded on our condensed consolidated balance sheets. The gross unrecognized tax benefits as of June 30, 2014 decreased by $11 million from the recorded balance as of December 31, 2013. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions related to multinational income tax issues are expected to be resolved in the foreseeable future. As a result, it is reasonably possible that our unrecognized tax benefits could be reduced by up to approximately $70 million in the next twelve months. We believe that we have adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

Earnings in Equity Interests

Earnings in equity interests for the three and six months ended June 30, 2014 was $256 million and $557 million, respectively, compared to $225 million and $442 million, respectively, in the same periods of 2013. The increases for the three and six months ended June 30, 2014 were due primarily to improved financial performance for Alibaba Group, partially offset by a decline in earnings in equity interests from Yahoo Japan year-over-year. We record earnings in equity interests one quarter in arrears. See “Significant Transactions—Alibaba Group Holding Limited Initial Public Offering” above and Note 8 — “Investments in Equity Interests” in the Notes to our condensed consolidated financial statements for additional information.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our condensed consolidated financial statements.

Liquidity and Capital Resources

	December 31, 2013	June 30, 2014
	(Dollars in thousands)
Cash and cash equivalents	$2,077,590	$1,114,586
Short-term marketable securities	1,330,304	1,629,869
Long-term marketable securities	1,589,500	1,566,120

Total cash, cash equivalents, and marketable securities	$4,997,394	$4,310,575

Percentage of total assets	30%	26%

	Six Months Ended June 30,
Cash Flow Highlights	2013	2014
	(In thousands)
Net cash provided by operating activities	$549,510	$496,475
Net cash used in investing activities	$(704,308)	$(349,609)
Net cash used in financing activities	$(1,340,135)	$(1,113,424)

Our operating activities for the six months ended June 30, 2014 generated adequate cash to meet our operating needs.

As of June 30, 2014, we had cash, cash equivalents, and marketable securities totaling $4.3 billion compared to $5 billion at December 31, 2013. During the six months ended June 30, 2014, we repurchased 33 million shares of our outstanding common stock for $1.2 billion. This was partially offset by net proceeds of $169 million from settlement of derivative hedge contracts and dividends received from Yahoo Japan of $84 million.

Our foreign subsidiaries held $556 million of our total $4.3 billion of cash and cash equivalents, and marketable securities as of June 30, 2014. The cumulative earnings remaining in our consolidated foreign subsidiaries, if repatriated to the U.S., under current law, would be subject to U.S. income taxes with an adjustment for foreign tax credits. For the earnings that are considered indefinitely reinvested outside the U.S., we do not anticipate a need to repatriate these earnings for use in our U.S. operations.

Our credit agreement (the “Credit Agreement”) with Citibank, N.A. terminates on October 9, 2014. As of June 30, 2014, we were in compliance with the financial covenants in the Credit Agreement and no amounts were outstanding. See Note 10 — “Credit Agreement” in the Notes to our condensed consolidated financial statements for additional information regarding our Credit Agreement.

We currently hedge a portion of our net investment in Yahoo Japan with forward and option contracts to reduce the risk that our investment in Yahoo Japan will be adversely affected by foreign currency translation exchange rate fluctuations. The forward contracts are required to be settled in cash and the amount of cash payment we receive or could be required to pay upon settlement could be material. The amount of cash paid or received on the option contracts would only be required if the exchange rate is outside a predetermined range.

We expect to continue to evaluate possible acquisitions of, or strategic investments in, businesses, products, and technologies that are complementary to our business, which acquisitions and investments may require the use of cash.

We expect to generate positive cash flows from operations in the third quarter of 2014. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable securities, together with any cash generated from operations, and borrowings under the Credit Agreement, will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months, as well as additional stock repurchases we expect to make under our stock repurchase program.

On May 6, 2014, Alibaba Group filed a registration statement with the Securities and Exchange Commission regarding its initial public offering. If Yahoo sells the 140 million Alibaba Shares that it is currently obligated to sell in connection with the completion of the Qualified IPO, we will receive substantial cash proceeds. As previously announced, we expect to return to our stockholders at least half of the after-tax proceeds we receive from the sale of the Alibaba Shares in the Qualified IPO.

Cash Flow Changes

Net cash provided by operating activities. For the six months ended June 30, 2014, operating activities provided $496 million in cash. Net income for the six months ended June 30, 2014 was $586 million, which was adjusted for the following increases related to non-cash items: depreciation, amortization of intangibles and accretion of convertible notes discount of $334 million, stock-based compensation expense of $212 million, tax benefits from stock-based awards of $77 million, deferred income taxes of $14 million, and losses from sales of investments, assets and other of $19 million, offset by reductions related to the following non-cash items: earnings in equity interests of $558 million, excess tax benefits from stock-based awards of $79 million, restructuring reversals of $7 million, and gains on sales of patents of $62 million. Additionally, we received dividends of $84 million from Yahoo Japan and working capital sources of cash of $168 million, which were partially offset by working capital uses of cash of $292 million.

For the six months ended June 30, 2013, operating activities provided $550 million in cash. Net income for the six months ended June 30, 2013 was $726 million, which was adjusted for the following increases related to non-cash items: depreciation and amortization of intangibles of $323 million, stock-based compensation expense of $113 million, tax benefits from stock-based awards of $10 million, and losses from sales of investments, assets and other of $13 million, offset by reductions related to the following non-cash items: earnings in equity interests of $442 million, excess tax benefits from stock-based awards of $19 million, deferred income taxes of $28 million, dividend income related to Alibaba Group Preference Shares of $36 million, and gains on sales of patents of $10 million. Additionally, we received dividends of $135 million from equity investees and working capital sources of cash of $59 million, which were partially offset by working capital uses of cash of $294 million.

Net cash used in investing activities. In the six months ended June 30, 2014, the $350 million used in investing activities was due to net purchases of marketable securities of $293 million, $192 million used for capital expenditures, $22 million used for acquisitions, $10 million used for additional equity investments, $5 million used to settle derivative hedge contracts, and $3 million used for the purchase of intangibles and other activities, partially offset by $173 million in proceeds received from settlement of derivative hedge contracts and $2 million in proceeds from sales of patents. In the six months ended June 30, 2013, the $704 million used in investing activities was due to net purchases of marketable securities of $323 million, $152 million used for capital expenditures, $1,024 million used for acquisitions, $8 million used to settle derivative hedge contracts, and $3 million used for the purchase of intangibles and other activities, partially offset by $800 million received from the redemption of the Alibaba Group Preference Shares and $6 million in proceeds from settlement of derivative hedge contracts.

Net cash used in financing activities. In the six months ended June 30, 2014, the $1,113 million used in financing activities was due to $1,168 million used for the repurchase of 33 million shares of common stock at an average price of $35.93 per share, $22 million used for distributions to noncontrolling interests, and $166 million used for tax withholding payments related to net share settlements of restricted stock units and other financing activities. This use of cash was partially offset by $164 million in cash proceeds received from employee stock option exercises and employee stock purchases made through our employee stock purchase plan, and an excess tax benefit from stock-based awards of $79 million. In the six months ended June 30, 2013, the $1,340 million used in financing activities was due to $1,428 million used for the repurchase of 63 million shares of common stock at an average price of $22.51 per share and $54 million used for tax withholding payments related to net share settlements of restricted stock units and other financing activities. This use of cash was partially offset by $123 million in cash proceeds received from employee stock option exercises and employee stock purchases made through our employee stock purchase plan, and an excess tax benefit from stock-based awards of $19 million.

Capital Expenditures, Net

Capital expenditures are generally comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, real estate, and capitalized software and labor. Capital expenditures, net of disposals, were $192 million for the six months ended June 30, 2014 compared to $152 million in the same period of 2013. The increase in capital expenditures was primarily due to incremental investment in hardware to support Company initiatives and facilities expansions, partially offset by a decline in capitalizable software projects.

We expect capital expenditures to increase in the second half of 2014 from the amount recorded during the six months ended June 30, 2014, as a result of increased investment initiatives.

Stock Repurchases

During the six months ended June 30, 2014, we repurchased approximately 33 million shares of our common stock at an average price of $35.93 per share for a total of $1.2 billion. The following table provides the remaining authorization and repurchases by program:

	May 2012 Program	November 2013 Program	Total
	(Dollars in millions)
Remaining authorization as of December 31, 2013	$93	$5,000	$5,093
Total repurchases in the first quarter	(93)	(357)	(450)
Total repurchases in the second quarter	—	(719)	(719)

Remaining authorization as of June 30, 2014	$—	$3,924	$3,924

Contractual Obligations and Commitments

Leases. We have entered into various non-cancelable operating and capital lease agreements for office space and data centers globally for original lease periods up to 12 years, expiring between 2014 and 2025.

A summary of lease commitments as of June 30, 2014 is as follows (in millions):

	Gross Operating Lease Commitments	Capital Lease Commitment
Six months ending December 31, 2014	$71	$7
Years ending December 31,
2015	120	12
2016	86	9
2017	64	9
2018	41	9
2019	32	4
Due after 5 years	108	—

Total gross lease commitments	$522	$50

Less: interest	—	(12)

Net lease commitments	$522	$38

Affiliate Commitments. We are obligated to make payments, which represent TAC, to our Affiliates. As of June 30, 2014, these commitments totaled $184 million, of which $62 million will be payable in the remainder of 2014, $121 million will be payable in 2015, and $1 million will be payable in 2016.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $21 million through 2023.

Income Taxes. As of June 30, 2014, unrecognized tax benefits of $671 million, including interest and penalties, are recorded on our condensed consolidated balance sheets. Of this amount, we currently expect approximately $2 million to be paid by us in cash in the next 12 months for settlements of tax audits. The settlement period for the remaining balance cannot be determined.

Other Commitments and Off-Balance Sheet Arrangements. In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, joint ventures and business partners, purchasers of assets or subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us, services to be provided by us, intellectual property infringement claims made by third parties or, with respect to the sale, lease, or assignment of assets or a subsidiary, matters related to our conduct of the business and tax matters prior to the sale. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our current and former directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our condensed consolidated financial statements.

As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. In addition, we identified no variable interests currently held in entities for which we are the primary beneficiary. In addition, as of June 30, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Goodwill. For the Europe reporting unit, the percentage by which the estimated fair value exceeded the carrying value as of October 31, 2013 was 20 percent and the amount of goodwill allocated to the Europe reporting unit was $466 million.

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

Recent Accounting Pronouncements

See Note 1—“The Company and Summary of Significant Accounting Policies” in the Notes to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in currency exchange rates and interest rates and changes in the market values of our investments. We may use derivative financial instruments to mitigate certain risks in accordance with our investment and foreign exchange policies.

We enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and liabilities at their gross fair values on the condensed consolidated balance sheets.

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

In November 2013, we issued $1.4375 billion of 0.00% Convertible Senior Notes due 2018 (the “Notes”). We carry the Notes at face value less unamortized discount on our condensed consolidated balance sheet. The fair value of the Notes changes when the market price of our stock fluctuates.

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in a $15 million and $17 million decrease in the fair value of our available-for-sale securities as of December 31, 2013 and June 30, 2014, respectively.

Foreign Currency Exposure

The objective of our foreign exchange risk management program is to identify material foreign currency exposures and identify methods to manage these exposures to minimize the potential effects of currency fluctuations on our reported condensed consolidated cash flows and results of operations. All counterparties to our derivative contracts are major financial institutions. See Note 9 — “Derivative Financial Instruments” in the Notes to our condensed consolidated financial statements for additional information on our hedging programs.

We transact business in various foreign currencies and have international revenue, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates.

Net realized and unrealized foreign currency transaction gains were immaterial for the three months ended June 30, 2013. Net realized and unrealized foreign currency transaction losses were $7 million for the six months ended June 30, 2013. Net realized and unrealized foreign currency transaction losses were $5 million and $7 million for the three and six months ended June 30, 2014, respectively.

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

A Value-at-Risk (“VaR”) sensitivity analysis was performed on all of our foreign currency derivative positions as of June 30, 2014 and December 31, 2013 to assess the potential impact of fluctuations in exchange rates. The VaR model uses a Monte Carlo simulation to generate thousands of random price paths assuming normal market conditions. The VaR is the maximum expected one day loss in fair value, for a given statistical confidence level, to our foreign currency derivative positions due to adverse movements in rates. The VaR model is used as a risk management tool and is not intended to represent either actual or forecasted losses. Based on the results of the model using a 99 percent confidence interval, we estimate the maximum one-day loss in the net investment hedge portfolio was $8 million and $12 million at June 30, 2014 and December 31, 2013, respectively. The maximum one-day loss in the cash flow hedge portfolio was $1 million and less than $1 million at June 30, 2014 and December 31, 2013, respectively. The maximum one-day loss in the balance sheet hedge portfolio was $1 million and $2 million at June 30, 2014 and December 31, 2013, respectively. Actual future gains and losses associated with our derivative positions may differ materially from the sensitivity analysis performed as of June 30, 2014 due to the inherent limitations associated with predicting the timing and amount of changes in foreign currency exchange rates and our actual exposures and positions. In addition, the VaR sensitivity analysis may not reflect the complex market reactions that may arise from the market shifts modeled within this VaR sensitivity analysis.

Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and six months ended June 30, 2013, revenue ex-TAC for the Americas segment for the three and six months ended June 30, 2014 would have been higher than we reported by $3 million and $6 million, respectively; revenue ex-TAC for the EMEA segment would have been lower than we reported by $6 million and $8 million, respectively; and revenue ex-TAC for the Asia Pacific segment would have been higher than we reported by $6 million and $19 million, respectively. Using the foreign currency exchange rates from the three and six months ended June 30, 2013, direct costs for the Americas segment for the three and six months ended June 30, 2014 would have been higher than we reported by $1 million and $3 million, respectively; direct costs for the EMEA segment would have been lower than we reported by $2 million and $4 million, respectively; and direct costs for the Asia Pacific segment would have been higher than we reported by $2 million and $5 million, respectively.

Investment Exposure

We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable securities and equity instruments of public and private companies.

Our cash and marketable securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of December 31, 2013, net unrealized gains and losses on these investments were not material. As of June 30, 2014, net unrealized gains on these investments were $3 million.

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

We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 28, 2014 (“2013 Annual Report”), as set forth below. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in our 2013 Annual Report, as updated in our subsequent Quarterly Reports on Form 10-Q.

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

For the both the three and six months ended June 30, 2014, 80 percent of our total revenue came from display and search advertising. Our ability to retain and grow display and search revenue depends upon:

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

•

successfully implementing innovative changes and improvements to our advertising management platforms and formats and obtaining the acceptance of our new advertising management platforms and formats by advertisers, Website publishers, and online advertising networks;

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

Under our Search Agreement with Microsoft, Microsoft is the exclusive algorithmic and paid search services provider on Yahoo Properties and non-exclusive provider of such services on Affiliate sites for the transitioned markets. Approximately 31 percent, 36 percent and 36 percent of our revenue for 2013 and the three months and six months ended June 30, 2014, respectively, were attributable to the Search Agreement. Our business and operating results would be adversely affected by a significant decline in or loss of this revenue.

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

The number of people who access the Internet through mobile devices rather than a PC, including mobile telephones, smartphones and tablets, is increasing and will likely continue to increase dramatically. Over 450 million of our monthly users are now joining us on mobile. In addition, search queries are increasingly being undertaken through mobile devices. We expect our ability to grow advertising revenue will become increasingly dependent on our ability to generate revenue from ads displayed on mobile devices.

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

We use derivative instruments, such as foreign currency forward contracts, to partially offset certain exposures to fluctuations in foreign currency exchange rates. The use of such instruments may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign currency exchange rates. Any losses on these instruments that we experience may adversely impact our financial results, cash flows and financial condition. Further, we hedge a portion of our net investment in Yahoo Japan with currency forward contracts. If the Japanese yen appreciated at maturity beyond the forward contract execution rates, we would be required to settle the contract by making a cash payment which could be material and could adversely impact our cash flows and financial condition. See Part I, Item 3—“Quantitative and Qualitative Disclosures About Market Risk” of this Report.

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

We present key metrics such as number of users, number of Ads Sold, number of Paid Clicks, Price-per-Click and Price-per-Ad that are calculated using internal company data. We periodically review, refine, and update our methodologies for monitoring, gathering, and calculating these metrics. Based on this process, from time to time we update our methodologies.

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

We earn a material amount of our income from outside the U.S. As of June 30, 2014, we had undistributed foreign earnings of approximately $2.9 billion, principally related to our equity method investment in Yahoo Japan. While we do not currently anticipate repatriating these earnings, any repatriation of funds in foreign jurisdictions to the U.S. could result in higher effective tax rates for us and subject us to significant additional U.S. income tax liabilities.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended June 30, 2014, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $32.87 to $36.94 per share and the closing sale price on July 31, 2014 was $35.81 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results or announcements of technological innovations, significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; general economic conditions; and the current and anticipated future operating performance and market equity valuation of Alibaba Group (including speculation regarding its initial public offering) and Yahoo Japan Corporation in which we have equity investments, including changes in equity valuation due to fluctuations in foreign currency exchange rates.

In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. A decrease in the market price of our common stock would likely adversely impact the trading price of the Notes we issued in November 2013. Volatility or a lack of positive performance in our stock price may also adversely affect our ability to retain key employees who have been granted stock options or other stock-based awards. A sustained decline in our stock price and market capitalization could lead to an impairment charge to our long-lived assets.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include the current period’s amortization of the debt discount, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

Share repurchase activity during the three months ended June 30, 2014 was as follows:

Period	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s) (*)
April 1 — April 30, 2014	6,723,455	$35.36	6,723,455	$4,405,765
May 1 — May 31, 2014	9,392,496	$34.70	9,392,496	$4,079,865
June 1 — June 30, 2014	4,454,449	$34.79	4,454,449	$3,924,904

Total	20,570,400	$34.94	20,570,400

(*)

The share repurchases in the three months ended June 30, 2014 were made under our stock repurchase program announced in November 2013, which authorizes the repurchase of up to $5 billion of our outstanding shares of common stock. This program, according to its terms, will expire in December 2016. Repurchases under this program may take place in open market or privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

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

YAHOO! INC.

Dated: August 7, 2014	By:	/s/ MARISSA A. MAYER
Marissa A. Mayer Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2014	By:	/S/ KEN GOLDMAN
Ken Goldman Chief Financial Officer (Principal Financial Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

2.4	Third Amendment to Share Repurchase and Preference Share Sale Agreement, by and among Alibaba Group Holding Limited, Yahoo! Inc., and Yahoo! Hong Kong Holdings Limited, dated as of July 14, 2014 (previously filed as Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed July 15, 2014 and incorporated herein by reference).

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A within the Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between the Registrant and Equiserve Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2005 and incorporated herein by reference)).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 27, 2014 and incorporated herein by reference).

10.2(A)+	Yahoo! Inc. Stock Plan, as amended and restated on April 8, 2014 (and effective June 25, 2014) (previously referred to as the “1995 Stock Plan” and filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2014 and incorporated herein by reference).

10.15(D)	Second Amendment to the Alipay Framework Agreement, dated as of May 3, 2014, by and among the Registrant, Alibaba Group Holding Limited, Softbank Corp., Alipay.com Co., Ltd., APN Ltd., Zhejiang Alibaba E-Commerce Co., Ltd., Jack Ma Yun, Joseph C. Tsai and certain joinder parties (previously filed as Exhibit 10.15(D) to the Registrant’s Quarterly Report filed May 8, 2014 and incorporated herein by reference).

10.17(K)+	Letter Amendment, dated April 14, 2014, to Performance Stock Option Agreement (Retention Grant), between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.17(K) to the Registrant’s Quarterly Report filed May 8, 2014 and incorporated herein by reference).

10.17(L)+	Letter Amendment, dated April 14, 2014, to Performance Stock Option Agreement (2012 Annual Grant), between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.17(L) to the Registrant’s Quarterly Report filed May 8, 2014 and incorporated herein by reference).

10.18(C)+	Letter Amendment, dated April 14, 2014, to Performance Stock Option Agreement, between the Registrant and Ken Goldman (previously filed as Exhibit 10.18(C) to the Registrant’s Quarterly Report filed May 8, 2014 and incorporated herein by reference).

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2014.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2014.

32**	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2014.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement.