Form 10-K/A
period 2013-12-31
YAHOO INC
filed 2014-09-19
CIK 1011006

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 28, 2013, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s common stock, as reported on the NASDAQ Global Select Market, was $21,982,938,411. Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of February 14, 2014 was 1,009,392,339.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2014 Annual Meeting of Shareholders—Part III Items 10, 11, 12, 13, and 14.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed on February 28, 2014 (the “Original 10-K”), of Yahoo! Inc., a Delaware corporation (“Yahoo”, the “Company”, or “we”). We are filing this Amendment to amend Item 15 to include the separate financial statements of Yahoo Japan Corporation and Consolidated Subsidiaries (“Yahoo Japan”) as required by Regulation S-X Rule 3-09 (the “Rule 3-09 financial statements”), which were not included in the Original 10-K because Yahoo Japan’s fiscal year ended after the date of the filing of the Original 10-K. The Rule 3-09 financial statements include consolidated balance sheets of Yahoo Japan as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended March 31, 2014. In accordance with Rule 3-09 of Regulation S-X, only the financial statements as of March 31, 2014 and for the years ended March 31, 2014 and 2012 are required to be audited. The Rule 3-09 financial statements as of and for the year ended March 31, 2013 are unaudited. The Rule 3-09 financial statements were prepared and provided to the Company by Yahoo Japan.

This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on February 28, 2014. The Original 10-K has not been amended or updated to reflect events occurring after February 28, 2014, except as specifically set forth in this Amendment.

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:

The consolidated financial statements of the Company, as listed in Item 15 of the Original 10-K, are included in Item 8 of the Original 10-K.

2.	Financial Statement Schedules:

The financial statement schedules and supplementary financial data of the Company, as listed in Item 15 of the Original 10-K, are included in Item 8 of the Original 10-K.

The financial statements of Yahoo Japan Corporation and its consolidated subsidiaries required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 to this Amendment.

3. Exhibits:

The exhibits listed in the Exhibit Index of the Original 10-K and this Amendment are filed with, or incorporated by reference in, this report.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of September 2014.

YAHOO! INC.

By:	/s/ KEN GOLDMAN
Ken Goldman
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are included, or incorporated by reference, in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

Exhibit Number	Description
23.2*	Consent of Deloitte Touche Tohmatsu LLC, Independent Auditors of Yahoo Japan Corporation and Consolidated Subsidiaries.

31.3*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 19, 2014.

31.4*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 19, 2014.

32.2**	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 19, 2014.

99.1*	Financial Statements of Yahoo Japan Corporation and Consolidated Subsidiaries as of March 31, 2014 (audited) and March 31, 2013 (unaudited) and for the years ended March 31, 2014 and 2012 (audited) and March 31, 2013 (unaudited).

*	Filed herewith.
**	Furnished herewith.