Form 10-K/A
period 2013-12-31
YAHOO INC
filed 2014-09-26
CIK 1011006

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2014 Annual Meeting of Shareholders—Part III Items 10, 11, 12, 13, and 14.

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed on February 28, 2014 (the “Original 10-K”), of Yahoo! Inc., a Delaware corporation (“Yahoo”, the “Company”, or “we”). On September 19, 2014, we filed Amendment No. 1 to the Original 10-K (the “Prior Amendment”). We are filing this Amendment to amend Item 15 to include the separate financial statements of Alibaba Group Holding Limited and its subsidiaries (“Alibaba”) as required by Regulation S-X Rule 3-09 (the “Rule 3-09 financial statements”), which were not included in the Original 10-K because Alibaba’s fiscal year ended after the date of the filing of the Original 10-K. The Rule 3-09 financial statements include Alibaba’s consolidated balance sheets as of March 31, 2012, March 31, 2013, and March 31, 2014; and its related consolidated income statements, consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for the years ended March 31, 2012, March 31, 2013 and March 31, 2014.

This Amendment should be read in conjunction with the Original 10-K, the Prior Amendment and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on February 28, 2014. The Original 10-K has not been amended or updated to reflect events occurring after February 28, 2014, except as specifically set forth in the Prior Amendment and this Amendment.

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

The financial statements of Yahoo Japan Corporation and its consolidated subsidiaries required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 to the Prior Amendment.

The financial statements of Alibaba Group Holding Limited and its subsidiaries required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.2 to this Amendment.

3. Exhibits:

The exhibits listed in the Exhibit Index of the Original 10-K, the Prior Amendment and this Amendment are filed with, or incorporated by reference in, this report.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of September 2014.

YAHOO! INC.

By:	/s/ KEN GOLDMAN
Ken Goldman
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are included, or incorporated by reference, in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

Exhibit Number	Description

23.3*	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm of Alibaba Group Holding Limited.

31.5*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 26, 2014.

31.6*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 26, 2014.

32.3**	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 26, 2014.

99.2*	Audited Consolidated Financial Statements of Alibaba Group Holding Limited and its subsidiaries as of and for the years ended March 31, 2012, 2013 and 2014.

*	Filed herewith.
**	Furnished herewith.