Form 10-Q
period 2014-09-30
YAHOO INC
filed 2014-11-07
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, $0.001 par value	947,351,485

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31, 2013	September 30, 2014
	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$2,077,590	$10,345,285
Short-term marketable securities	1,330,304	848,558
Accounts receivable, net	979,559	831,393
Prepaid expenses and other current assets	638,404	554,271

Total current assets	5,025,857	12,579,507
Long-term marketable securities	1,589,500	1,056,992
Property and equipment, net	1,488,518	1,483,797
Goodwill	4,679,648	4,860,768
Intangible assets, net	417,808	395,662
Other long-term assets	177,281	265,812
Investment in Alibaba Group	—	34,079,787
Investments in equity interests	3,426,347	2,575,274

Total assets	$16,804,959	$57,297,599

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$138,031	$165,890
Income taxes payable related to sale of Alibaba Group ADSs	—	3,282,293
Accrued expenses and other current liabilities	907,782	514,301
Deferred revenue	294,499	415,477

Total current liabilities	1,340,312	4,377,961
Convertible notes	1,110,585	1,155,168
Long-term deferred revenue	258,904	19,196
Capital lease and other long-term liabilities	116,605	146,072
Deferred tax liabilities related to investment in Alibaba Group	—	13,796,527
Deferred and other long-term tax liabilities	847,956	1,048,290

Total liabilities	3,674,362	20,543,214
Commitments and contingencies (Note 12)	—	—
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,019,812 shares issued and 1,014,338 shares outstanding as of December 31, 2013 and 1,039,837 shares issued and 979,219 shares outstanding as of September 30, 2014	1,015	1,036
Additional paid-in capital	8,688,304	8,645,084
Treasury stock at cost, 5,474 shares as of December 31, 2013 and 60,618 shares as of September 30, 2014	(200,228)	(2,247,762)
Retained earnings	4,267,429	11,622,814
Accumulated other comprehensive income	318,389	18,692,395

Total Yahoo! Inc. stockholders’ equity	13,074,909	36,713,567
Noncontrolling interests	55,688	40,818

Total equity	13,130,597	36,754,385

Total liabilities and equity	$16,804,959	$57,297,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014
	(Unaudited, in thousands except per share amounts)
Revenue	$1,138,973	$1,148,140	$3,414,585	$3,365,061
Operating expenses:
Cost of revenue — traffic acquisition costs	58,464	54,180	188,848	143,915
Cost of revenue — other	271,763	266,820	821,032	818,812
Sales and marketing	282,562	309,618	819,319	932,281
Product development	267,444	305,624	733,222	890,915
General and administrative	151,304	147,234	419,764	411,746
Amortization of intangibles	15,253	15,322	30,702	48,826
Gains on sales of patents	—	(1,300)	(9,950)	(62,800)
Restructuring (reversals) charges, net	(576)	8,470	(4,060)	70,578

Total operating expenses	1,046,214	1,105,968	2,998,877	3,254,273

Income from operations	92,759	42,172	415,708	110,788
Other income, net	5,370	10,308,931	46,048	10,281,889

Income before income taxes and earnings in equity interests	98,129	10,351,103	461,756	10,392,677
Provision for income taxes	(31,891)	(3,973,402)	(111,894)	(3,985,762)
Earnings in equity interests	232,756	398,692	675,034	955,946

Net income	298,994	6,776,393	1,024,896	7,362,861
Net income attributable to noncontrolling interests	(2,338)	(2,291)	(6,805)	(7,474)

Net income attributable to Yahoo! Inc.	$296,656	$6,774,102	$1,018,091	$7,355,387

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.29	$6.82	$0.96	$7.35

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.28	$6.70	$0.93	$7.18

Shares used in per share calculation — basic	1,024,289	993,543	1,065,949	1,001,066

Shares used in per share calculation — diluted	1,041,698	1,007,693	1,081,495	1,017,935

Stock-based compensation expense by function:
Cost of revenue — other	$2,608	$3,194	$9,215	$29,090
Sales and marketing	$29,175	$34,284	$68,995	$120,302
Product development	$28,702	$40,783	$57,502	$94,217
General and administrative	$20,241	$27,535	$57,755	$73,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014
	(Unaudited, in thousands)
Net income	$298,994	$6,776,393	$1,024,896	$7,362,861

Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, net of taxes of ($2,390) and ($12,778,134) for the three months ended September 30, 2013 and 2014, respectively, and $598 and ($12,782,270) for the nine months ended September 30, 2013 and 2014, respectively	(2,072)	18,580,283	2,046	18,596,799
Reclassification adjustment for realized (gains) losses on available-for-sale securities included in net income, net of taxes of $187 and $1,231 for the three months ended September 30, 2013 and 2014, respectively, and $390 and $1,304 for the nine months ended September 30, 2013 and 2014, respectively	(312)	(2,044)	(651)	(2,165)

Net change in unrealized gains (losses) on available-for-sale securities, net of tax	(2,384)	18,578,239	1,395	18,594,634

Foreign currency translation adjustments (“CTA”):
Foreign CTA gains (losses), net of tax of ($8,024) and $(839) for the three months ended September 30, 2013 and 2014, respectively, and ($15,096) and $1,431 for the nine months ended September 30, 2013 and 2014, respectively	(41,838)	(48,649)	(567,197)	(131,567)
Net investment hedge CTA gains (losses), net of tax of $7,157 and ($44,951) for the three months ended September 30, 2013 and 2014 respectively, and ($154,804) and ($29,389) for the nine months ended September 30, 2013 and 2014, respectively	(15,165)	74,490	254,572	48,579
Reclassification adjustment for realized (gains) losses included in CTA, net of tax of $0 and $30,325 for the three months ended September 30, 2013 and 2014, respectively, and $0 and $30,325 for the nine months ended September 30, 2013 and 2014, respectively	—	(50,301)	—	(50,301)

Net foreign CTA gains (losses), net of tax	(57,003)	(24,460)	(312,625)	(133,289)

Cash flow hedges:
Unrealized gains (losses) on cash flow hedges, net of taxes of $249 and ($1,427) for the three months ended September 30, 2013 and 2014, respectively, and ($114) and ($996) for the nine months ended September 30, 2013 and 2014, respectively	856	2,799	867	909
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of ($65) and $661 for the three months ended September 30, 2013 and 2014, respectively, and $69 and $1,165 for the nine months ended September 30, 2013 and 2014, respectively	(106)	(854)	(83)	(1,594)

Net change in unrealized gains (losses) on cash flow hedges, net of tax	750	1,945	784	(685)

Other comprehensive income (loss)	(58,637)	18,555,724	(310,446)	18,460,660

Comprehensive income	240,357	25,332,117	714,450	25,823,521
Less: comprehensive income attributable to noncontrolling interests	(2,338)	(2,291)	(6,805)	(7,474)

Comprehensive income attributable to Yahoo! Inc.	$238,019	$25,329,826	$707,645	$25,816,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2013	September 30, 2014
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,024,896	$7,362,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	412,646	356,577
Amortization of intangible assets	68,365	96,961
Accretion of convertible notes discount	—	44,583
Stock-based compensation expense	193,467	317,422
Non-cash restructuring charges (reversals)	547	(7,031)
Losses from sales of investments, assets, and other, net	19,994	27,850
Gain on sale of Alibaba Group ADSs	—	(10,319,437)
Gains on sales of patents	(9,950)	(62,800)
Earnings in equity interests	(675,034)	(955,946)
Dividend income related to Alibaba Group Preference Shares	(35,726)	—
Tax benefits from stock-based awards	33,894	111,062
Excess tax benefits from stock-based awards	(47,193)	(114,392)
Deferred income taxes	(74,981)	397,415
Dividends received from equity investees	135,058	83,685
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	161,459	142,648
Prepaid expenses and other	(17,738)	21,058
Accounts payable	(54,343)	(310)
Accrued expenses and other liabilities	(183,706)	120,018
Income taxes payable related to sale of Alibaba Group ADSs	—	3,282,293
Deferred revenue	(114,085)	(118,850)

Net cash provided by operating activities	837,570	785,667

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(229,310)	(304,267)
Purchases of marketable securities	(2,247,302)	(1,562,588)
Proceeds from sales of marketable securities	2,642,548	1,681,735
Proceeds from maturities of marketable securities	557,565	868,956
Proceeds from sale of Alibaba Group ADSs, net of underwriting discounts, commissions, and fees	—	9,404,974
Proceeds related to the redemption of Alibaba Group Preference Shares	800,000	—
Acquisitions, net of cash acquired	(1,187,229)	(313,837)
Purchases of intangible assets	(2,290)	(2,480)
Proceeds from settlement of derivative hedge contracts	6,059	186,079
Payments for settlement of derivative hedge contracts	(11,657)	(5,218)
Payments for equity investments in privately held companies	(4,226)	(60,399)
Proceeds from sales of patents	9,950	62,800
Other investing activities, net	(1,221)	1,239

Net cash provided by investing activities	332,887	9,956,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows (continued)

	Nine Months Ended
	September 30, 2013	September 30, 2014
	(Unaudited, in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	203,417	247,568
Repurchases of common stock	(3,113,118)	(2,550,232)
Excess tax benefits from stock-based awards	47,193	114,392
Tax withholdings related to net share settlements of restricted stock units	(106,177)	(226,425)
Distributions to noncontrolling interests	—	(22,344)
Proceeds from credit facility borrowings	150,000	—
Repayment of credit facility borrowings	(150,000)	—
Other financing activities, net	(5,863)	(9,240)

Net cash used in financing activities	(2,974,548)	(2,446,281)

Effect of exchange rate changes on cash and cash equivalents	(21,259)	(28,685)
Net change in cash and cash equivalents	(1,825,350)	8,267,695
Cash and cash equivalents at beginning of period	2,667,778	2,077,590

Cash and cash equivalents at end of period	$842,428	$10,345,285

See Note 8 — “Investments in Equity Interests” regarding the fair value of the Alibaba Group Holdings Limited (“Alibaba Group”) shares and Note 15 — “Income Taxes” for information about the non-cash deferred tax liabilities recorded related to the investment in Alibaba Group.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2013 was derived from the Company’s audited financial statements for the year ended December 31, 2013, but does not include all disclosures required by U.S. GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Note 2 MARKETABLE SECURITIES AND INVESTMENTS

The following tables summarize the available-for-sale marketable securities (in thousands):

	December 31, 2013
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$538,397	$65	$(101)	$538,361
Corporate debt securities, commercial paper, and bank certificates of deposit	2,380,134	2,525	(1,216)	2,381,443
Corporate equity securities	230	153	—	383

Total available-for-sale marketable securities	$2,918,761	$2,743	$(1,317)	$2,920,187

	September 30, 2014
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$371,927	$302	$(153)	$372,076
Corporate debt securities, commercial paper, and bank certificates of deposit	1,533,388	960	(874)	1,533,474
Corporate equity securities	230	159	—	389
Alibaba Group equity securities	2,713,484	31,366,303	—	34,079,787

Total available-for-sale marketable securities	$4,619,029	$31,367,724	$(1,027)	$35,985,726

	December 31, 2013	September 30, 2014
Reported as:
Short-term marketable securities	$1,330,304	$848,558
Long-term marketable securities	1,589,500	1,056,992
Investment in Alibaba Group	—	34,079,787
Other long-term assets	383	389

Total	$2,920,187	$35,985,726

Short-term, highly liquid investments of $1.5 billion and $9.7 billion as of December 31, 2013 and September 30, 2014, respectively, included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial as the carrying value approximates fair value because of the short maturity of those instruments. Realized gains and losses from sales of available-for-sale marketable securities were not material for the three and nine months ended September 30, 2013, and 2014, excluding the pre-tax gain of $10.3 billion from the sale of Alibaba Group ADSs.

The contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31, 2013	September 30, 2014
Due within one year	$1,330,304	$848,558
Due after one year through five years	1,589,500	1,056,992

Total available-for-sale marketable debt securities	$2,919,804	$1,905,550

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$263,514	$(101)	$—	$—	$263,514	$(101)
Corporate debt securities, commercial paper, and bank certificates of deposit	696,950	(1,214)	3,833	(2)	700,783	(1,216)

Total available-for-sale marketable securities	$960,464	$(1,315)	$3,833	$(2)	$964,297	$(1,317)

	September 30, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$126,855	$(153)	$—	$—	$126,855	$(153)
Corporate debt securities, commercial paper, and bank certificates of deposit	599,352	(874)	—	—	599,352	(874)

Total available-for-sale marketable securities	$726,207	$(1,027)	$—	$—	$726,207	$(1,027)

The Company’s investment portfolio consists of Alibaba Group equity securities, liquid high-quality fixed income government, agency and corporate debt securities, money market funds, and time deposits with financial institutions. The change in the classification of the Company’s investment in Alibaba Group from an equity method investment to an available-for-sale marketable security exposes our investment portfolio to increased equity price risk. The fair value of the equity investment in Alibaba Group will vary over time and is subject to a variety of market risks including: macro-economic, regulatory, industry, company performance, and systemic risks of the equity markets overall. Consequently, the carrying value of our investment portfolio will vary over time as the value of our investment in Alibaba Group changes. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Fixed income securities may have their fair value adversely impacted due to a deterioration of the credit quality of the issuer. The longer the term of the securities, the more susceptible they are to changes in market rates. Investments are reviewed periodically to identify possible other-than-temporary impairment. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of December 31, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$936,438	$—	$936,438
Available-for-sale marketable securities:
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

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of September 30, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$9,633,272	$—	$9,633,272
Available-for-sale marketable securities:
Government and agency securities(1)	—	391,986	391,986
Commercial paper and bank certificates of deposit(1)	—	167,953	167,953
Corporate debt securities(1)	—	1,365,521	1,365,521
Time deposits(1)	—	81,538	81,538
Corporate equity securities(2)	389	—	389
Alibaba Group equity securities	34,079,787	—	34,079,787
Foreign currency derivative contracts(3)	—	132,426	132,426

Financial assets at fair value	$43,713,448	$2,139,424	$45,852,872

Liabilities
Foreign currency derivative contracts(3)	—	(10,099)	(10,099)

Total financial assets and liabilities at fair value	$43,713,448	$2,129,325	$45,842,773

(1)

The money market funds, government and agency securities, commercial paper and bank certificates of deposit, corporate debt securities, and time deposits are classified as part of either cash and cash equivalents or short or long-term marketable securities in the condensed consolidated balance sheets.

(2)	The corporate equity securities are classified as part of other long-term assets in the condensed consolidated balance sheets.
(3)

Foreign currency derivative contracts are classified as part of either current or noncurrent assets or liabilities in the condensed consolidated balance sheets. The notional amounts of the foreign currency derivative contracts were $1.8 billion, including contracts designated as net investment hedges of $1.3 billion, as of December 31, 2013, and $3.2 billion, including contracts designated as net investment hedges of $2.8 billion, as of September 30, 2014.

The amount of cash and cash equivalents as of December 31, 2013 and September 30, 2014 included $569 million and $611 million, respectively, in cash deposits.

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

Activity between Levels of the Fair Value Hierarchy

During the year ended December 31, 2013 and the nine months ended September 30, 2014, the Company did not make any transfers between Level 1 and Level 2 assets or liabilities.

Convertible Senior Notes

In 2013, the Company issued $1.4375 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2018 (the “Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate estimated fair value of the Notes as of December 31, 2013 and September 30, 2014 was $1.1 billion and $1.2 billion, respectively. The estimated fair value of the Notes was determined on the basis of quoted market prices observable in the market and is considered Level 2 in the fair value hierarchy. See Note 11 — “Convertible Notes” for additional information related to the Notes.

Investments in Privately-Held Companies

The Company holds approximately $95 million in investments in privately-held companies that are included within other long-term assets on the condensed consolidated balance sheets. Such investments are held at cost and fair value measurements are not applied. These investments are reviewed periodically for impairment.

Note 3 CONSOLIDATED FINANCIAL STATEMENT DETAILS

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31, 2013	September 30, 2014
Unrealized gains on available-for-sale securities, net of tax	$15,101	$18,609,735
Unrealized gains on cash flow hedges, net of tax	1,412	727
Foreign currency translation, net of tax	301,876	81,933

Accumulated other comprehensive income	$318,389	$18,692,395

Noncontrolling Interests

Noncontrolling interests were as follows (in thousands):

	December 31, 2013	September 30, 2014
Beginning balance of noncontrolling interests	$45,403	$55,688
Distributions to noncontrolling interests	—	(22,344)
Net income attributable to noncontrolling interests	10,285	7,474

Ending balance of noncontrolling interests	$55,688	$40,818

Other Income, Net

Other income, net was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014
Interest, dividend, and investment income	$5,362	$5,148	$53,214	$16,180
Interest expense	(2,593)	(17,292)	(7,084)	(51,461)
Gain on sale of Alibaba Group ADSs	—	10,319,437	—	10,319,437
Other income (expense), net	2,601	1,638	(82)	(2,267)

Total other income, net	$5,370	$10,308,931	$46,048	$10,281,889

Interest, dividend and investment income consists of income earned from cash in bank accounts, investments made in marketable debt securities and money market funds, and dividend income on the Alibaba Group Preference Shares.

Interest expense is related to the Notes and capital lease obligations for buildings and data centers.

The Company recorded a pre-tax gain of approximately $10.3 billion in the three and nine months ended September 30, 2014 related to the sale of Alibaba Group ADSs. See Note 8 — “Investments in Equity Interests” for additional information.

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

Reclassifications Out of Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2013 and September 30, 2014 were as follows (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2014	Affected Line Item in the Statement of Income
	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income
Realized gains on cash flow hedges, net of tax	$(106)	$(854)	Revenue
Realized gains on available-for-sale securities, net of tax	(312)	(2,044)	Other income, net
Foreign currency translation adjustments (“CTA”):
Alibaba Group equity method change related CTA reclassification, net of $30 million in tax	—	(50,301)	Other income, net

Total reclassifications for the period	$(418)	$(53,199)

Reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2013 and September 30, 2014 were as follows (in thousands):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Affected Line Item in the Statement of Income
	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income
Realized gains on cash flow hedges, net of tax	$(83)	$(1,594)	Revenue
Realized gains on available-for-sale securities, net of tax	(651)	(2,165)	Other income, net
Foreign currency translation adjustments (“CTA”):
Alibaba Group equity method change related CTA reclassification, net of $30 million in tax	—	(50,301)	Other income, net

Total reclassifications for the period	$(734)	$(54,060)

Note 4 ACQUISITIONS AND DISPOSITIONS

Transactions completed in 2013

Tumblr. On June 19, 2013, the Company completed the acquisition of Tumblr, Inc. (“Tumblr”), a blog-hosting Website that allows users to post their own content as well as follow or re-blog posts made by other users. The acquisition of Tumblr brought a community of new users to the Yahoo Network.

The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired and, as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding vested options) in Tumblr. Tumblr stockholders and vested optionholders were paid in cash, outstanding Tumblr unvested options and restricted stock units were assumed and converted into equivalent awards for Yahoo common stock, and a portion of the Tumblr shares held by its founder were exchanged for Yahoo common stock.

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

Other Acquisitions — Business Combinations. During the nine months ended September 30, 2013, the Company acquired 17 other companies, which were accounted for as business combinations. The total aggregate purchase price for these other acquisitions was $218 million. The total cash consideration of $218 million less cash acquired of $2 million resulted in a net cash outlay of $216 million. The allocation of the purchase price of the assets and liabilities assumed based on their estimated fair values was $77 million to amortizable intangible assets, $2 million to cash acquired, $42 million to other tangible assets, $28 million to assumed liabilities, and the remainder of $125 million to goodwill.

The Company’s business combinations completed during the nine months ended September 30, 2013 did not have a material impact on the Company’s condensed consolidated revenue or net income, and therefore pro forma disclosures have not been presented.

Transactions completed in 2014

Flurry. On August 25, 2014, the Company completed the acquisition of Flurry, Inc. (“Flurry”), a mobile data analytics company that optimizes mobile experiences for developers, marketers, and consumers. The combined scale of Yahoo and Flurry is expected to create more personalized and inspiring app experiences for users and enable more effective mobile advertising solutions for brands seeking to reach their audiences and gain cross-device insights.

The purchase price of $270 million exceeded the estimated fair value of the net tangible and identifiable intangible assets and liabilities acquired and, as a result, the Company recorded goodwill of $194 million in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding vested options) in Flurry and Flurry stockholders and vested option holders were paid in cash. Outstanding Flurry unvested options were assumed and converted into equivalent awards for Yahoo common stock valued at $4 million which is being recognized as stock-based compensation expense as the options vest over periods of up to four years.

The total purchase price of approximately $270 million consisted of cash consideration. The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

Cash acquired	$12,100
Other tangible assets acquired	52,260
Amortizable intangible assets:
Developed technology	7,100
Customer contracts and related relationships	47,600
Other	750
Goodwill	193,789

Total assets acquired	313,599
Liabilities assumed	(43,929)

Total	$269,670

In connection with the acquisition, the Company issued restricted stock units valued at $23 million, which is being recognized as stock-based compensation expense as the restricted stock units vest over four years.

The amortizable intangible assets have useful lives not exceeding five years and a weighted average useful life of five years. No amounts have been allocated to in-process research and development and $194 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. Of the goodwill amount, $146 million was recorded in the Americas segment, $12 million in the EMEA segment and $36 million in the Asia Pacific segment.

Other Acquisitions — Business Combinations. During the nine months ended September 30, 2014, the Company acquired 8 companies, all of which were accounted for as business combinations. The total purchase price for these acquisitions was $60 million less cash acquired of $4 million, which resulted in a net cash outlay of $56 million. The preliminary purchase price allocation of the assets acquired and liabilities assumed based on their estimated fair values was $37 million allocated to goodwill, $17 million to amortizable intangible assets, $4 million to cash acquired, $9 million to other tangible assets, and $7 million to assumed liabilities.

The Company’s business combinations completed during the nine months ended September 30, 2014 did not have a material impact on the Company’s condensed consolidated revenue or net income, and therefore pro forma disclosures have not been presented.

Patent Sale and License Agreement

During the second quarter of 2014, the Company entered into a patent sale and license agreement for total cash consideration of $460 million. The total consideration was allocated based on the estimated relative fair value of each of the elements of the agreement: $61 million was allocated to the sale of patents (“Sold Patents”), $135 million to the license to existing patents (“Existing Patents”) and $264 million to the license of patents developed or acquired in the next five years (“Capture Period Patents”). The Company recorded $60 million as a gain on the Sold Patents during the second quarter of 2014 and recognized the remaining $1 million gain on the Sold Patents during the third quarter of 2014. The Company recognized $22 million in revenue related to the Existing Patents and the Capture Period Patents during the three and nine months ended September 30, 2014. The amounts allocated to the license of the Existing Patents is recorded as revenue over the four year payment period under the license when payments are due. The amounts allocated to the Capture Period Patents is recorded as revenue over the five year capture period.

Note 5 GOODWILL

The Company’s goodwill balance was $4.7 billion as of December 31, 2013, of which $3.8 billion was recorded in the Americas segment, $0.6 billion was recorded in the EMEA segment, and $0.3 billion was recorded in the Asia Pacific segment. As of September 30, 2014, the Company’s goodwill balance was $4.9 billion, of which $4.0 billion was recorded in the Americas segment, $0.5 billion was recorded in the EMEA segment, and $0.4 billion was recorded in the Asia Pacific segment. The increase in the carrying amount of goodwill of $181 million during the nine months ended September 30, 2014 was primarily due to foreign currency translation losses of $34 million, additions to goodwill of $231 million related to acquisitions, and $16 million related to adjustments made to prior year acquisitions.

Note 6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2013	September 30, 2014
	Net	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer, affiliate, and advertiser related relationships	$205,818	$301,164	$(87,664)	$213,500
Developed technology and patents	140,499	244,910	(125,901)	119,009
Trade names, trademarks, and domain names	71,491	106,728	(43,575)	63,153

Total intangible assets, net	$417,808	$652,802	$(257,140)	$395,662

(*)

Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities increased total intangible assets by approximately $19 million as of September 30, 2014.

For the three months ended September 30, 2013 and 2014, the Company recognized amortization expense for intangible assets of $31 million and $32 million, respectively, including $16 million and $17 million in cost of revenue — other for the three months ended September 30, 2013 and 2014, respectively. For the nine months ended September 30, 2013 and 2014, the Company recognized amortization expense for intangible assets of $68 million and $97 million, respectively, including $38 million and $48 million in cost of revenue — other for the nine months ended September 30, 2013 and 2014, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2014 and each of the succeeding years is as follows: three months ending December 31, 2014: $30 million; 2015: $104 million; 2016: $78 million; 2017: $70 million; and thereafter $97 million.

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

Potentially dilutive securities representing approximately 4 million and 12 million shares of common stock for the three and nine months ended September 30, 2013, respectively, and 1 million and 3 million shares of common stock for the three and nine months ended September 30, 2014, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014
Basic:
Numerator:
Net income attributable to Yahoo! Inc.	$296,656	$6,774,102	$1,018,091	$7,355,387
Less: Net income allocated to participating securities	(6)	(61)	(24)	(66)

Net income attributable to Yahoo! Inc. common stockholders — basic	$296,650	$6,774,041	$1,018,067	$7,355,321

Denominator:
Weighted average common shares	1,024,289	993,543	1,065,949	1,001,066

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.29	$6.82	$0.96	$7.35

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$296,656	$6,774,102	$1,018,091	$7,355,387
Less: Net income allocated to participating securities	(6)	(60)	(24)	(65)
Less: Effect of dilutive securities issued by equity investees	(5,040)	(20,705)	(10,778)	(42,491)

Net income attributable to Yahoo! Inc. common stockholders — diluted	$291,610	$6,753,337	$1,007,289	$7,312,831

Denominator:
Denominator for basic calculation	1,024,289	993,543	1,065,949	1,001,066
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock units	12,689	10,638	12,085	12,388
Stock options and employee stock purchase plan	4,720	3,512	3,461	4,481

Denominator for diluted calculation	1,041,698	1,007,693	1,081,495	1,017,935

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.28	$6.70	$0.93	$7.18

Note 8 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests as of December 31, 2013 (dollars in thousands):

	December 31, 2013	Percent Ownership
Alibaba Group	1,018,126	24%
Yahoo Japan	2,399,590	35%
Other	8,631	19%

Total	$3,426,347

The following table summarizes the Company’s investments in equity interests as of September 30, 2014 (dollars in thousands):

	September 30, 2014	Percent Ownership
Yahoo Japan	2,568,134	36%
Other	7,140	21%

Total	$2,575,274

Alibaba Group.

Alibaba Group IPO. On September 24, 2014, Alibaba Group closed its initial public offering (“IPO”) of American Depositary Shares (“ADSs”). Each Alibaba Group ADS represents one ordinary share of Alibaba Group. Yahoo! Hong Kong Holdings Limited (“YHK”), a wholly owned subsidiary of the Company, sold 140,000,000 Alibaba Group ADSs in the IPO at an initial public offering price of $68.00 per ADS. The Company received $9.4 billion (net of underwriting discounts, commissions, and fees of approximately $115 million) in cash for the 140 million Alibaba Group ADSs sold. The Company recorded a pre-tax gain of $10.3 billion (including a $1.3 billion gain reflecting the Company’s proportionate share of the IPO proceeds from the IPO) for the three months ended September 30, 2014, which is included in other income, net on the condensed consolidated statements of income. The after-tax gain was approximately $6.3 billion. Following completion of the sale in the IPO, the Company retained 383,565,416 Alibaba Group ordinary shares, representing approximately 15 percent of Alibaba Group’s outstanding ordinary shares.

As a result of the IPO, the Company no longer accounts for its remaining investment in Alibaba Group using the equity method and will no longer record its proportionate share of Alibaba Group’s financial results in the condensed consolidated financial statements. The Company reflects its remaining investment in Alibaba Group as an available-for-sale equity security on the condensed consolidated balance sheet and adjusts the investment to fair value each quarterly reporting period with changes in fair value recorded within other comprehensive income (loss), net of tax. Also, in connection with the IPO, each of Yahoo and YHK entered into a lock-up agreement with the underwriters restricting the sale of its remaining ordinary shares of Alibaba Group (“Alibaba Group shares”) for a period of one year, subject to certain exceptions.

In connection with the IPO, Yahoo entered into a voting agreement with Alibaba Group, Jack Ma, Joe Tsai, SoftBank Corp. and certain other shareholders of Alibaba Group, pursuant to which Yahoo agreed to certain voting arrangements with respect to all of its Alibaba Group shares, including an agreement to vote for the director nominee of SoftBank Corp. and the director nominees of the Alibaba Partnership (a partnership comprised of members of management of Alibaba Group, one of its affiliates and/or certain companies with which Alibaba Group has a significant relationship). Yahoo also granted a proxy to Jack Ma and Joe Tsai, Alibaba Group’s executive chairman and executive vice chairman, respectively, to vote, subject to certain exceptions, 121.5 million of the Company’s Alibaba Group shares or, if less, the remaining Alibaba Group shares then owned by the Company.

See Note 2 — “Marketable Securities and Investments” for additional information.

Initial Repurchase by Alibaba Group. On September 18, 2012 (the “Repurchase Closing Date”), Alibaba Group repurchased 523 million of the 1,047 million Alibaba Group shares owned by the Company. The repurchase was made pursuant to the terms of the Share Repurchase and Preference Share Sale Agreement entered into by Yahoo! Inc., Alibaba Group and YHK, on May 20, 2012 (as amended on September 11, 2012, October 14, 2013 and July 14, 2014). Yahoo received $13.54 per Alibaba Group share, or approximately $7.1 billion in total consideration, for the 523 million Alibaba Group shares sold to Alibaba Group. Approximately $6.3 billion of the consideration was received in cash and $800 million was received in Alibaba Group Preference Shares, which Alibaba Group redeemed on May 16, 2013. During the six months ended June 30, 2013, the Company received cash dividends from Alibaba Group of $58 million related to the Alibaba Group Preference Shares. The Company recorded a pre-tax gain of approximately $4.6 billion for the year ended December 31, 2012.

Technology and Intellectual Property License Agreement (the “TIPLA”). On the Repurchase Closing Date, the Company and Alibaba Group entered into an amendment of the existing TIPLA pursuant to which Alibaba Group made an initial payment to the Company of $550 million in satisfaction of certain future royalty payments under the existing TIPLA. As a result of the IPO, the TIPLA will terminate on September 18, 2015 and Alibaba Group’s obligation to make royalty payments under the TIPLA ceased on September 24, 2014. The royalty revenue recognized was approximately $27 million and $37 million for the three months ended September 30, 2013 and 2014, respectively, and approximately $83 million and $100 million for the nine months ended September 30, 2013 and 2014, respectively. The remaining initial TIPLA deferred revenue of $268 million is now being recognized ratably over the remaining term of the TIPLA, through September 18, 2015. For the three months ended September 30, 2013 and 2014, the Company recognized approximately $34 million and $37 million, respectively, of this deferred revenue. For the nine months ended September 30, 2013 and 2014, the Company recognized approximately $103 million and $105 million, respectively, of this deferred revenue.

The following table presents Alibaba Group’s U.S. GAAP financial information, as derived from the Alibaba Group financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Operating data:
Revenue	$1,737,180	$2,560,901	$4,959,274	$7,584,932
Gross profit(*)	$1,297,608	$1,816,330	$3,694,395	$5,592,862
Income from operations(*)	$873,314	$1,111,249	$2,385,484	$3,437,766
Net income	$716,991	$2,020,076	$2,046,505	$4,309,405
Net income attributable to ordinary shareholders of Alibaba Group Holding Limited	$706,708	$2,004,836	$2,017,557	$4,260,067

	September 30, 2013	June 30, 2014
Balance sheet data:
Current assets	$7,994,731	$14,225,068
Long-term assets	$5,959,835	$11,973,248
Current liabilities	$4,838,510	$7,318,619
Long-term liabilities	$5,319,113	$8,828,663
Convertible preferred shares and other mezzanine equity	$1,688,889	$1,699,714
Noncontrolling interests	$92,127	$747,364

(*)	Certain prior period amounts have been reclassified to conform to the current period presentation with no effect on previously reported net income or stockholders’ equity.

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

The Company makes adjustments to the earnings in equity interests line in the condensed consolidated statements of income for any differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), the standards by which Yahoo Japan’s financial statements are prepared.

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $8 billion as of September 30, 2014.

During the nine months ended September 30, 2013 and 2014, the Company received cash dividends from Yahoo Japan in the amount of $77 million and $84 million, net of withholding taxes, respectively, which were recorded as reductions to the Company’s investment in Yahoo Japan.

During the nine months ended September 30, 2014, the Company sold data center assets and assigned a data center lease to Yahoo Japan for cash proceeds of $11 million and recorded a net gain of approximately $5 million within general and administrative operating expenses.

The following tables present summarized financial information derived from Yahoo Japan’s consolidated financial statements, which are prepared on the basis of IFRS. The Company has made adjustments to the Yahoo Japan financial information to address differences between IFRS and U.S. GAAP that materially impact the summarized financial information below. Due to these adjustments, the Yahoo Japan summarized financial information presented below is not materially different than such information presented on the basis of U.S. GAAP.

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
	(in thousands)
Operating data:
Revenue	$992,340	$963,796	$3,270,983	$3,050,516
Gross profit	$818,441	$761,802	$2,733,506	$2,466,986
Income from operations	$489,890	$485,164	$1,655,870	$1,452,551
Net income	$364,612	$321,534	$1,056,323	$942,675
Net income attributable to Yahoo Japan	$362,180	$318,571	$1,048,893	$934,098

	September 30, 2013	June 30, 2014
	(In thousands)
Balance sheet data:
Current assets	$6,318,156	$6,132,424
Long-term assets	$1,728,912	$1,962,092
Current liabilities	$1,992,508	$1,809,295
Long-term liabilities	$56,762	$36,138
Noncontrolling interests	$74,754	$67,538

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $65 million and $66 million for the three months ended September 30, 2013 and 2014, respectively, and approximately $199 million and $197 million for the nine months ended September 30, 2013 and 2014, respectively. As of both December 31, 2013 and September 30, 2014, the Company had net receivable balances from Yahoo Japan of approximately $42 million.

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

Designated as Hedging Instruments

Net Investment Hedges. The Company hedges, on an after-tax basis, a portion of its net investment in Yahoo Japan with forward contracts and option contracts to reduce the risk that its investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. The total of the after-tax net investment hedge was less than the Yahoo Japan investment balance as of both December 31, 2013 and September 30, 2014. As such, the net investment hedge was considered to be effective.

Cash Flow Hedges. The Company entered into foreign currency forward contracts designated as cash flow hedges of varying maturities through December 31, 2014. The cash flow hedges were considered to be effective as of December 31, 2013 and September 30, 2014. The Company expects all of the forward contracts designated as cash flow hedges to be reclassified to revenue within fiscal year 2014, as it expects to recognize the hedged forecasted revenue related to these contracts by December 31, 2014.

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

Notional amounts of the Company’s outstanding forward contracts as of December 31, 2013 and September 30, 2014 (in millions) were as follows:

	December 31, 2013	September 30, 2014
Derivatives designated as hedging instruments:
Net investment hedges	$1,341	$2,827
Cash flow hedges	$56	$84
Derivatives not designated as hedging instruments:
Balance sheet hedges	$393	$330

Foreign currency forward contracts activity for the nine months ended September 30, 2013 was as follows (in millions):

	Beginning Fair Value	Settlement	Gain (Loss) Recorded in Other Income, Net	Gain (Loss) Recorded in Other Comprehensive Income		Gain (Loss) Recorded in Revenue	Ending Fair Value
Derivatives designated as hedging instruments:
Net investment hedges	$3	$—	$—	$409	(*)	$—	$412
Cash flow hedges	—	—	—	1		—	1
Derivatives not designated as hedging instruments:
Balance sheet hedges	(5)	6	(7)	—		—	(6)

(*)

This amount does not reflect the tax impact of $154 million recorded during the nine months ended September 30, 2013. The $255 million after tax impact of the gain recorded under other comprehensive income was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets as of September 30, 2013.

Foreign currency forward contracts activity for the nine months ended September 30, 2014 was as follows (in millions):

	Beginning Fair Value	Settlement	Gain (Loss) Recorded in Other Income, Net	Gain (Loss) Recorded in Other Comprehensive Income		Gain (Loss) Recorded in Revenue	Ending Fair Value
Derivatives designated as hedging instruments:
Net investment hedges	$209	$(178)	$—	$78	(*)	$—	$109
Cash flow hedges	4	(2)	(1)	(1)		4	4
Derivatives not designated as hedging instruments:
Balance sheet hedges	—	(1)	11	—		—	10

(*)

This amount does not reflect the tax impact of $29 million recorded during the nine months ended September 30, 2014. The $49 million after tax impact of the loss recorded within other comprehensive income was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets as of September 30, 2014.

Foreign currency forward contracts balance sheet location and ending fair value was as follows (in millions):

	Balance Sheet Location	December 31, 2013	September 30, 2014
Derivatives designated as hedging instruments:
Net investment hedges	Asset	$209	$116
	Liability	$—	$(7)
Cash flow hedges	Asset	$4	$4
	Liability	$—	$—
Derivatives not designated as hedging instruments:
Balance sheet hedges	Asset	$1	$12
	Liability	$(1)	$(2)

Note 10 CREDIT AGREEMENT

The Company’s credit agreement (the “Credit Agreement”) with Citibank, N.A. was scheduled to terminate on October 9, 2014. The Credit Agreement, as amended, provides for a $750 million unsecured revolving credit facility, subject to increase of up to $250 million in accordance with its terms. As of September 30, 2014, the Company was in compliance with the financial covenants in the Credit Agreement and no amounts were outstanding. See Note 18 — “Subsequent Events” for additional information regarding an amendment to the Credit Agreement to extend its existing term.

Note 11 CONVERTIBLE NOTES

0.00% Convertible Senior Notes

As of September 30, 2014, the Company had $1.4 billion principal amount of Notes outstanding. The Notes are senior unsecured obligations of Yahoo, the Notes do not bear regular interest, and the principal amount of the Notes does not accrete. The Notes mature on December 1, 2018, unless previously purchased or converted in accordance with their terms prior to such date. The Company may not redeem Notes prior to maturity. However, holders of the Notes may convert them at certain times and upon the occurrence of certain events in the future, as outlined in the indenture governing the Notes (the “Indenture”). Holders of the Notes who convert in connection with a “make-whole fundamental change,” as defined in the Indenture, may require Yahoo to purchase for cash all or any portion of their Notes at a purchase price equal to 100 percent of the principal amount, plus accrued and unpaid special interest as defined in the Indenture, if any. The Notes are convertible, subject to certain conditions, into shares of Yahoo common stock at an initial conversion rate of 18.7161 shares per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $53.43 per share), subject to adjustment upon the occurrence of certain events. Upon conversion of the Notes, holders will receive cash, shares of Yahoo’s common stock, or a combination thereof, at Yahoo’s election. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread). As of September 30, 2014, none of the conditions allowing holders of the Notes to convert had been met.

The Notes consist of the following (in thousands):

	December 31, 2013	September 30, 2014
Liability component:
Principal	$1,437,500	$1,437,500
Less: note discount	(326,915)	(282,332)

Net carrying amount	$1,110,585	$1,155,168

Equity component(*)	$305,569	$305,569

(*)	Recorded on the condensed consolidated balance sheets within additional paid-in capital.

The following table sets forth total interest expense recognized related to the Notes for the three and nine months ended September 30, 2013 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014
Accretion of convertible note discount	$—	$15,056	$—	$44,583

The fair value of the Notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of debt instruments (the carrying value excludes the equity component of the Notes classified in equity) was as follows (in thousands):

	December 31, 2013		September 30, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$1,111,473	$1,110,585	$1,155,279	$1,155,168

Note 12 COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases office space and data centers under operating and capital lease agreements with original lease periods of up to 12 years which expire between 2014 and 2025.

A summary of gross and net lease commitments as of September 30, 2014 was as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Three months ending December 31, 2014	$38	$(3)	$35
Years ending December 31,
2015	133	(9)	124
2016	98	(2)	96
2017	67	—	67
2018	44	—	44
2019	35	—	35
Due after 5 years	98	—	98

Total gross and net lease commitments	$513	$(14)	$499

Capital Lease Commitment
Three months ending December 31, 2014	$4
Years ending December 31,
2015	12
2016	9
2017	9
2018	9
2019	4
Due after 5 years	—

Gross lease commitment	$47
Less: interest	(11)

Net lease commitment included in capital lease and other long-term liabilities	$36

Affiliate Commitments. The Company is obligated to make payments, which represent traffic acquisition costs (“TAC”), to its Affiliates. As of September 30, 2014, these commitments totaled $218 million, of which $29 million will be payable in the remainder of 2014, $138 million will be payable in 2015, $26 million will be payable in 2016, and $25 million will be payable in 2017.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $20 million through 2023.

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

As of September 30, 2014, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

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

Mexico Matters. On November 16, 2011, plaintiffs Worldwide Directories, S.A. de C.V. (“WWD”), and Ideas Interactivas, S.A. de C.V. (“Ideas”) filed an action in the 49th Civil Court of Mexico against the Company, Yahoo! de Mexico, S.A. de C.V. (“Yahoo! Mexico”), Yahoo International Subsidiary Holdings, Inc., and Yahoo Hispanic Americas LLC. The complaint alleged claims of breach of contract, breach of promise, and lost profits in connection with various commercial contracts entered into among the parties between 2002 and 2004, relating to a business listings service, and alleged total damages of approximately $2.75 billion. On December 7, 2011, Yahoo! Mexico filed a counterclaim against WWD for payments of approximately $2.6 million owed to Yahoo! Mexico for services rendered. On April 10, 2012, plaintiffs withdrew their claim filed against Yahoo International Subsidiary Holdings, Inc. and Yahoo Hispanic Americas LLC.

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

The Company believes the plaintiffs’ claims are without merit. First, the plaintiffs’ claims are based on agreements that were either terminated by agreement with releases or had expired or terminated in accordance with their terms, a non-binding letter of intent pursuant to which no definitive agreements were ever entered into by the parties, and correspondence that did not constitute agreements. Second, the loss of profits of the type claimed by plaintiffs are not awardable under Mexico law because they were not a direct and immediate consequence of a breach of contract. Of the $2.75 billion in total damages alleged by plaintiffs, more than $2.4 billion were for loss of profits. Third, the plaintiffs’ alleged damages and loss of profits were further precluded by the agreements at issue through, among other things, contractual and legal limitations of liability. Fourth, the plaintiffs’ pleadings in the complaint, as well as documentary evidence filed by the plaintiffs in support of their allegations, were generally deficient to support or establish plaintiffs’ claims. Fifth, the decision failed to consider substantially all of the defenses asserted by the Company and Yahoo! Mexico. Finally, the Company believes that the law clerk who entered the judgment lacked the requisite authority to issue the judgment. The Company has not recorded an accrual for the judgment, which was reversed, as explained above. On September 10, 2014, the plaintiffs in the Mexico litigation above filed an action in U.S. District Court for the Southern District of New York against Yahoo! Inc., Yahoo! Mexico, Baker & McKenzie, and Baker & McKenzie, S.C. Plaintiffs allege that defendants conspired to influence the Mexican courts and “illegally obtain a favorable judgment” in the above litigation (which is still pending on appeal). Plaintiffs advance claims for relief under the Racketeer Influenced and Corrupt Organizations Act of 1970 (“RICO”), which provides for treble damages in certain cases, conspiracy to violate RICO, common-law fraud, and civil conspiracy. The complaint seeks unspecified damages. The Company believes the plaintiffs’ claims in this action are also without merit.

The Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters described above. The Company has also determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to the Company’s legal proceedings, including the matters described above other than the Mexico matters, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of December 31, 2013 and September 30, 2014 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo, its subsidiaries, directors, or officers in these matters, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against these claims.

Note 13 STOCKHOLDERS’ EQUITY AND EMPLOYEE BENEFITS

Employee Stock Purchase Plan. As of September 30, 2014, there was $1 million of unamortized stock-based compensation expense related to the Company’s Employee Stock Purchase Plan, which will be recognized over a weighted average period of 0.1 years.

Stock Options. The Company’s Stock Plan, the Directors’ Plan, and stock-based awards assumed through acquisitions (including stock-based commitments related to continued service of acquired employees, such as the holdback by Yahoo of shares of Yahoo common stock issued to Tumblr’s founder in connection with the Company’s acquisition of Tumblr in June 2013) are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans for the nine months ended September 30, 2014 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013(1)	20,968	$20.43
Options granted(2)	30	$37.26
Options assumed in acquisitions	178	$11.51
Options exercised(3)	(8,194)	$21.60
Options expired	(788)	$21.80
Options cancelled/forfeited	(2,053)	$18.31

Outstanding at September 30, 2014(1)	10,141	$19.71

(1)	Includes shares subject to performance-based stock options for which performance goals had not been set as of the date shown.
(2)	Excludes tranches of previously granted performance-based stock options for which performance goals were set during the nine months ended September 30, 2014.
(3)	The Company generally issues new shares to satisfy stock option exercises.

As of September 30, 2014, there was $16 million of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 0.7 years.

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options		Purchase Plan(*)
	Three Months Ended		Three Months Ended
	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.8%	1.1%	0.1%	0.0%
Expected volatility	34.8%	32.7%	32.0%	36.3%
Expected life (in years)	3.17	3.30	0.25	0.25

	Stock Options		Purchase Plan(*)
	Nine Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.6%	1.3%	0.1%	0.1%
Expected volatility	32.4%	35.8%	30.3%	38.1%
Expected life (in years)	3.47	3.77	0.25	0.25

(*)	Assumptions for the Employee Stock Purchase Plan relate to the annual average of the enrollment periods. Enrollment is permitted in February, May, August, and November of each year.

Restricted Stock and Restricted Stock Units. Restricted stock and restricted stock unit activity under the Plans for the nine months ended September 30, 2014 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share
Awarded and unvested at December 31, 2013(1)	49,584	$24.20
Granted(2)	14,519	$37.67
Assumed in acquisitions	277	$40.85
Vested	(16,017)	$21.03
Forfeited	(5,740)	$23.71

Awarded and unvested at September 30, 2014(1)	42,623	$30.15

(1)

Includes the maximum number of shares issuable under the Company’s performance-based restricted stock unit awards (including future-year tranches for which performance goals had not been set) as of the date shown.

(2)

Includes the maximum number of shares issuable under the performance-based restricted stock unit awards granted during the nine months ended September 30, 2014 (including future-year tranches for which performance goals had not been set during the period); excludes tranches of previously granted performance-based restricted stock units for which performance goals were set during the nine months ended September 30, 2014.

As of September 30, 2014, there was $742 million of unamortized stock-based compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.6 years.

During the nine months ended September 30, 2013 and 2014, 11.8 million shares and 16.0 million shares, respectively, that were subject to previously granted restricted stock units vested. These vested restricted stock units were net share settled. During the nine months ended September 30, 2013 and 2014, the Company withheld 4.3 million shares and 6.0 million shares, respectively, based upon the Company’s closing stock price on the vesting date, to satisfy the Company’s tax withholding obligation relating to the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $106 million and $226 million, respectively, for the nine months ended September 30, 2013 and 2014, and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units and tax withholding related to the reacquisition of shares of restricted stock. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

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

Stock Repurchases. In May 2012, the Board authorized a stock repurchase program allowing the Company to repurchase up to $5 billion of its outstanding shares of common stock from time to time. That repurchase program was exhausted during the first quarter of 2014. In November 2013, the Board authorized an additional stock repurchase program with an authorized level of $5 billion. The November 2013 program, according to its terms, will expire in December 2016. The aggregate amount remaining under the November 2013 repurchase authorization was approximately $2.5 billion at September 30, 2014. Repurchases under the repurchase program may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan.

In September 2014, the Company entered into an accelerated share repurchase agreement (“ASR”) with a financial institution to repurchase shares of its common stock. Under the agreement, the Company prepaid $1.1 billion and approximately 15 million shares were initially delivered to the Company on September 30, 2014 and are included in treasury stock. Final settlement occurred on October 17, 2014, resulting in a total of approximately 23.5 million shares, inclusive of shares initially delivered, repurchased for $933 million. The Company received a return of cash for the remaining amount not settled in shares of $167 million. This ASR was entered into pursuant to the Company’s existing share repurchase program.

The Company accounted for the September 2014 ASR as two separate transactions: (i) approximately 15 million shares of common stock initially delivered to the Company, and $600 million was accounted for as a treasury stock transaction and (ii) the unsettled contract of $500 million was determined to be a forward contract indexed to the Company’s own common stock. The initial delivery of approximately 15 million shares resulted in an immediate reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share. The Company has determined that the forward contract, indexed to its common stock, met all of the applicable criteria for equity classification.

The Company recorded $600 million as treasury stock and recorded $500 million, the implied value of the forward contract, in additional paid-in capital on the condensed consolidated balance sheets as of September 30, 2014. As the remainder of the shares are delivered to the Company, in the fourth quarter of 2014, the forward contract will be reclassified from additional paid-in capital to treasury stock and the final number of shares to be repurchased will be based on Yahoo’s volume-weighted average stock price during the term of the transaction, less a discount. See Note 18 — “Subsequent Events” for additional information regarding the final settlement of this ASR.

In addition to the repurchase under this ASR, during the nine months ended September 30, 2014, the Company repurchased approximately 40 million shares of its common stock under its stock repurchase program at an average price of $36.09 per share for a total of approximately $1.5 billion.

Note 14 RESTRUCTURING (REVERSALS) CHARGES, NET

Restructuring (reversals) charges, net was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014
Employee severance pay and related costs	$24	$4,086	$6,742	$7,759
Non-cancelable lease, contract termination, and other charges	2,292	4,545	13,485	72,983
Other non-cash charges (credits), net	—	—	547	(7,031)
Changes in estimates and reversals of previous charges	(2,892)	(161)	(24,834)	(3,133)

Restructuring (reversals) charges, net	$(576)	$8,470	$(4,060)	$70,578

The Company has implemented various restructuring plans to reduce its cost structure, align resources with its product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers. For the three months ended September 30, 2013, the Company recorded expense of $2 million related to the Americas segment, and reversals of $2 million and $1 million related to the EMEA and Asia Pacific segments, respectively. For the three months ended September 30, 2014, the Company recorded expense of $4 million, $1 million, and $3 million related to Americas, EMEA, and Asia Pacific segments, respectively. For the nine months ended September 30, 2013, the Company recorded reversals of $3 million and $1 million related to the EMEA and Asia Pacific segments, respectively. For the nine months ended September 30, 2014, the Company recorded expense of $59 million, $8 million, and $4 million related to the Americas, EMEA, and Asia Pacific segments, respectively. The amounts recorded during the nine months ended September 30, 2014 were primarily related to the consolidation of a data center as the Company ceased use of that facility pursuant to a restructuring plan initiated by the Company in 2011.

The Company’s restructuring accrual activity for the nine months ended September 30, 2014 is summarized as follows (in thousands):

Accrual balance as of December 31, 2013	$30,096
Restructuring charges	70,578
Cash paid	(32,577)
Foreign currency translation and other adjustments	6,531

Accrual balance as of September 30, 2014	$74,628

The $75 million restructuring liability as of September 30, 2014 consists of $4 million for employee severance expenses, which the Company expects to pay out by the end of the fourth quarter of 2014, and $71 million related to non-cancelable lease costs, which the Company expects to pay over the terms of the related obligations through the fourth quarter of 2021, less estimated sublease income.

Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2013	September 30, 2014
Americas	$18,078	$64,330
EMEA	11,284	6,405
Asia Pacific	734	3,893

Total restructuring accruals	$30,096	$74,628

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

The effective tax rate reported for the three months ended September 30, 2014 was 38 percent compared to 32 percent for the same period in 2013. The effective tax rate reported for the nine months ended September 30, 2014 was 38 percent compared to 24 percent for the same period in 2013. The effective tax rates for the three and nine months ended September 30, 2014 included current and deferred tax expense of $4.0 billion associated with the Company’s taxable gain from the sale of 140 million Alibaba Group ADSs in the IPO in September 2014. The lower effective tax rates for the three and nine months ended September 30, 2013 were related to a reduction of tax reserves that were recorded as tax audits were favorably settled and a tax benefit from the resolution of certain tax matters associated with a one-time foreign earnings distribution made in 2012.

As of September 30, 2014, the Company does not anticipate repatriating its undistributed foreign earnings of approximately $2.9 billion. Those earnings are principally related to its equity method investment in Yahoo Japan. If those earnings were to be repatriated in the future, the Company may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

The Company’s gross amount of unrecognized tax benefits as of September 30, 2014 was $1.1 billion, of which $1.0 billion is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of September 30, 2014 increased by $360 million from the recorded balance as of December 31, 2013 primarily related to tax reserves associated with the sale of the Alibaba Group ADSs and foreign tax credits. The Company believes that it has adequately provided for any reasonably foreseeable adjustments and that any settlement will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Company is in various stages of examination and appeal in connection with its taxes both in the U.S. and in foreign jurisdictions. Those audits generally span tax years 2005 through 2012. The IRS Appeals division is currently finalizing the Company’s protest of the 2007 and 2008 audit results, while the IRS exam team is finalizing the examination of the Company’s 2009 and 2010 U.S. federal income tax returns. The Company has protested the proposed California Franchise Tax Board’s adjustments to the 2005 and 2006 returns, but no conclusions have been reached to date. The 2007 and 2008 California tax returns have been examined without any significant adjustment to the Company’s financial statement positions. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions related to multinational income tax issues are expected to be resolved in the foreseeable future. As a result, it is reasonably possible that the Company’s unrecognized tax benefits could be reduced by up to approximately $80 million in the next twelve months.

The Company accrued deferred tax liabilities of $13.8 billion associated with the Alibaba Group shares that it retained. Such deferred tax liabilities will be subject to periodic adjustments to reflect changes in the fair market value of Alibaba Group shares.

The Company may have additional tax liabilities in China related to the sale to Alibaba Group of 523 million Alibaba Group shares that took place during the year ended December 31, 2012 and related to the sale of the 140 million Alibaba Group ADSs sold in the IPO that took place during the three months ended September 30, 2014. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S. through the use of foreign tax credits with respect to the sale in 2012. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S. with respect to the sale in 2014 through the use of foreign tax credits to the extent there is sufficient foreign source income.

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

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014
Revenue by segment:
Americas	$850,935	$873,306	$2,521,667	$2,545,769
EMEA	89,156	89,058	281,367	278,475
Asia Pacific	198,882	185,776	611,551	540,817

Total Revenue	$1,138,973	$1,148,140	$3,414,585	$3,365,061

TAC by segment:
Americas	$36,435	$42,607	$111,077	$106,997
EMEA	9,929	7,980	32,837	27,385
Asia Pacific	12,100	3,593	44,934	9,533

Total TAC	$58,464	$54,180	$188,848	$143,915

Revenue ex-TAC by segment:
Americas	$814,500	$830,699	$2,410,590	$2,438,772
EMEA	79,227	81,078	248,530	251,090
Asia Pacific	186,782	182,183	566,617	531,284

Total Revenue ex-TAC	$1,080,509	$1,093,960	$3,225,737	$3,221,146

Direct costs by segment(1):
Americas	183,436	192,450	545,848	552,569
EMEA	39,594	36,796	120,052	115,062
Asia Pacific	47,312	50,955	151,698	140,538
Global operating costs(2)(3)	479,042	509,477	1,332,177	1,523,451
Depreciation and amortization	158,216	149,144	480,797	453,538
Gains on sales of patents	—	(1,300)	(9,950)	(62,800)
Stock-based compensation expense	80,726	105,796	193,467	317,422
Restructuring (reversals) charges, net	(576)	8,470	(4,060)	70,578

Income from operations	$92,759	$42,172	$415,708	$110,788

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

(3)	The net cost reimbursements from Microsoft pursuant to the Search Agreement are primarily included in global operating costs.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014
Capital expenditures, net:
Americas	$70,044	$105,437	$210,521	$269,754
EMEA	2,817	3,034	8,481	22,070
Asia Pacific	4,792	3,783	10,308	12,443

Total capital expenditures, net	$77,653	$112,254	$229,310	$304,267

	December 31, 2013	September 30, 2014
Property and equipment, net:
Americas:
U.S	$1,346,889	$1,361,936
Other	1,183	592

Total Americas	$1,348,072	$1,362,528

EMEA	44,976	46,794
Asia Pacific	95,470	74,475

Total property and equipment, net	$1,488,518	$1,483,797

See Note 14 — “Restructuring (Reversals) Charges, Net” for additional information regarding segments.

Enterprise Wide Disclosures:

The following table presents revenue for groups of similar services (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014
Display	$469,932	$446,980	$1,396,745	$1,336,257
Search	435,192	452,355	1,278,081	1,325,540
Other	233,849	248,805	739,759	703,264

Total revenue	$1,138,973	$1,148,140	$3,414,585	$3,365,061

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014
Revenue:
U.S.	$812,048	$839,080	$2,401,527	$2,444,696
International	326,925	309,060	1,013,058	920,365

Total revenue	$1,138,973	$1,148,140	$3,414,585	$3,365,061

Revenue is attributed to individual countries according to the online property that generated the revenue. No single foreign country accounted for more than 10 percent of the Company’s revenue for the three or nine months ended September 30, 2013 and 2014.

Note 17 SEARCH AGREEMENT WITH MICROSOFT CORPORATION

By the end of 2013, the Company had substantially completed the transition of paid search to the Microsoft platform. In the transitioned markets, the Company reports as revenue the 88 percent revenue share it receives from Microsoft under the Search Agreement as the Company is not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft. Approximately 31 percent and 30 percent of the Company’s revenue for the three and nine months ended September 30, 2013, respectively, and approximately 36 percent of the Company’s revenue for both the three and nine months ended September 30, 2014 was attributable to the Search Agreement.

Under the Search Agreement, Microsoft continues to be obligated to guarantee Yahoo’s revenue per search on Yahoo Properties in Taiwan and Hong Kong for 18 months after the transition of paid search services to Microsoft’s platform in those markets, which was completed during the fourth quarter of 2013.

The Company’s results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $11 million and $42 million for the three and nine months ended September 30, 2013, respectively, and nil and less than $1 million for the three and nine months ended September 30, 2014, respectively. As of December 31, 2013 and September 30, 2014, the Company had collected total amounts of $21 million and $45 million, respectively, on behalf of Microsoft and Affiliates, which was included in cash and cash equivalents with a corresponding liability in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The Company’s uncollected 88 percent share in connection with the Search Agreement was $305 million and $293 million as of December 31, 2013 and September 30, 2014, respectively, which was included in accounts receivable, net on the condensed consolidated balance sheets. The total reimbursements not yet received from Microsoft of $5 million were classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet as of December 31, 2013. There were no amounts classified as a part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet as of September 30, 2014 related to reimbursements not yet received from Microsoft.

Note 18 SUBSEQUENT EVENTS

Stock Repurchase Transactions. From October 1, 2014 through November 7, 2014, the Company repurchased approximately 13 million shares of its common stock at an average price of $42.15 per share, for a total of $544 million, excluding any shares received under the ASRs described below.

Final settlement of the September 2014 ASR occurred on October 17, 2014 and resulted in a total of approximately 23.5 million shares of Yahoo common stock, including the initial delivery under this ASR of approximately 15 million shares, being repurchased under this ASR at an average price of $39.70 per share, for a total of $933 million. The Company received $167 million in cash for the remaining amount not settled.

In October 2014, the Company entered into a second ASR with a financial institution to repurchase shares of its common stock. Under the agreement, the Company prepaid the maximum repurchase amount of $1.0 billion and received approximately 15 million shares on October 30, 2014. The total number of shares that the Company ultimately purchases under this ASR will be determined based on the average of the daily volume-weighted average share price of its common stock over the duration of the ASR, less an agreed discount, and may be subject to adjustments for certain events under the agreement. The agreement contemplates that final settlement is expected to occur in the fourth quarter of 2014. At settlement, if the actual aggregate purchase price is less than $1.0 billion the Company will receive a cash refund equal to the difference, however, the actual aggregate purchase price will not be less than $800 million. At settlement, the Company expects to receive additional shares of its common stock, however, under certain circumstances, the Company may be required, at its option, either to deliver shares or to make a cash payment to the financial institution. This ASR was entered into pursuant to the Company’s existing share repurchase program.

Amendment to Credit Agreement. On October 9, 2014, the Company entered into Amendment No. 2 to its Credit Agreement. Amendment No. 2 extends the termination date of the Credit Agreement from October 9, 2014 to October 8, 2015. The Credit Agreement, as amended, continues to provide for a $750 million unsecured revolving credit facility, subject to increase by up to $250 million in accordance with its terms. There are no borrowings currently outstanding under the Credit Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue,” the negative of such terms, or other comparable terminology. This Report includes, among others, forward-looking statements regarding our:

•	expectations about revenue, including display, search, and other revenue;

•	expectations about growth in users;

•	expectations about changes in our earnings in equity interests and net income;

•	expectations about changes in operating expenses;

•	anticipated capital expenditures;

•	expectations about our share repurchase activity;

•	expectations about the financial and operational impacts of our Search and Advertising Services and Sales Agreement with Microsoft (the “Search Agreement”);

•	impact of recent acquisitions on our business and evaluation of, and expectations for, possible acquisitions of, or investments in, businesses, products, intangible assets, and technologies;

•	expectations about the growth of, the opportunities for monetization in and revenue from, the mobile industry and mobile devices;

•	projections and estimates with respect to our restructuring activities and changes to our organizational structure;

•	expectations about the amount of unrecognized tax benefits, the outcome of tax assessment appeals, the adequacy of our existing tax reserves, future tax expenditures, and tax rates;

•	expectations about positive cash flow generation and existing cash, cash equivalents, and investments being sufficient to meet normal operating requirements; and

•

expectations regarding the future outcome of legal proceedings in which we are involved, including the outcome of our efforts to sustain the reversal of a judgment entered against us and one of our subsidiaries in a proceeding in Mexico.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(dollars in thousands)
Revenue	$1,138,973	$1,148,140	$3,414,585	$3,365,061
Revenue ex-TAC	$1,080,509	$1,093,960	$3,225,737	$3,221,146
Income from operations(*)	$92,759	$42,172	$415,708	$110,788
Adjusted EBITDA	$331,125	$305,582	$1,085,912	$952,326
Net income attributable to Yahoo! Inc.	$296,656	$6,774,102	$1,018,091	$7,355,387
Net cash provided by operating activities	$288,061	$289,192	$837,570	$785,667
Free cash flow	$239,088	$212,230	$520,395	$512,107
(*) Includes:

Stock-based compensation expense	$80,726	$105,796	$193,467	$317,422
Restructuring (reversals) charges, net	$(576)	$8,470	$(4,060)	$70,578

Revenue ex-TAC (a Non-GAAP Financial Measure)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2013	2014		2013	2014
	(dollars in thousands)
Revenue	$1,138,973	$1,148,140	1%	$3,414,585	$3,365,061	(1)%
Less: TAC	58,464	54,180	(7)%	188,848	143,915	(24)%

Revenue ex-TAC	$1,080,509	$1,093,960	1%	$3,225,737	$3,221,146	0%

For the three months ended September 30, 2014, revenue ex-TAC increased $13 million, or 1 percent, compared to the same period of 2013 due to an increase in search revenue ex-TAC and other revenue ex-TAC, partially offset by a decrease in display revenue ex-TAC. For the nine months ended September 30, 2014, revenue ex-TAC was relatively flat, compared to the same period of 2013, due to an increase in search revenue ex-TAC offset by decreases in display revenue ex-TAC and other revenue ex-TAC. The decline in TAC for both the three and nine months ended September 30, 2014 was primarily driven by the impact of the transition of search to the Microsoft platform in the Asia Pacific region, which was substantially completed by the end of 2013.

Adjusted EBITDA (a Non-GAAP Financial Measure)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2013	2014		2013	2014
	(dollars in thousands)
Net income attributable to Yahoo! Inc.	$296,656	$6,774,102	N/M	$1,018,091	$7,355,387	N/M
Depreciation and amortization	158,216	149,144	(6)%	480,797	453,538	(6)%
Stock-based compensation expense	80,726	105,796	31%	193,467	317,422	64%
Restructuring (reversals) charges, net	(576)	8,470	N/M	(4,060)	70,578	N/M
Other (expense) income, net	(5,370)	(10,308,931)	N/M	(46,048)	(10,281,889)	N/M
Provision for income taxes	31,891	3,973,402	N/M	111,894	3,985,762	N/M
Earnings in equity interests	(232,756)	(398,692)	71%	(675,034)	(955,946)	42%
Net income attributable to noncontrolling interests	2,338	2,291	(2)%	6,805	7,474	10%

Adjusted EBITDA	$331,125	$305,582	(8)%	$1,085,912	$952,326	(12)%

Percentage of revenue ex-TAC(1)(2)	31%	28%		34%	30%

N/M = Not Meaningful

(1)	Revenue ex-TAC is calculated as GAAP revenue less TAC.
(2)

Net income attributable to Yahoo! Inc. as a percentage of GAAP revenue for both the three and nine months ended September 30, 2014 was not meaningful. Net income attributable to Yahoo! Inc. as a percentage of GAAP revenue for the three and nine months ended September 30, 2013 was 26 percent and 30 percent, respectively.

For the three and nine months ended September 30, 2014, adjusted EBITDA decreased $26 million, or 8 percent, and $134 million, or 12 percent, respectively, compared to the same periods of 2013, mainly due to an increase in global operating costs. During the nine months ended September 30, 2013 and 2014, adjusted EBITDA included benefits of $10 million and $63 million, respectively, from patent sales.

Free Cash Flow (a Non-GAAP Financial Measure)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(dollars in thousands)
Net cash provided by operating activities:	$288,061	$289,192	$837,570	$785,667
Acquisition of property and equipment, net	(77,653)	(112,254)	(229,310)	(304,267)
Dividends received from equity investees	—	—	(135,058)	(83,685)
Excess tax benefits from stock-based awards	28,680	35,292	47,193	114,392

Free cash flow	$239,088	$212,230	$520,395	$512,107

For the three and nine months ended September 30, 2014, free cash flow decreased $27 million, or 11 percent, and $8 million, or 2 percent, respectively, compared to the same periods of 2013, primarily due to increases in the acquisition of property and equipment to support our growth initiatives.

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

Significant Transactions

Alibaba Group Holding Limited Initial Public Offering

On September 24, 2014, Alibaba Group Holding Limited (“Alibaba Group”) closed its initial public offering (“IPO”) of American Depositary Shares (“ADSs”). Each Alibaba Group ADS represents one ordinary share of Alibaba Group. Yahoo! Hong Kong Holdings Limited (“YHK”), a wholly owned subsidiary of the Company, sold 140,000,000 Alibaba Group ADSs in the IPO at an initial public offering price of $68.00 per ADS. The Company received $9.4 billion (net of underwriting discounts, commissions, and fees of approximately $115 million) in cash for the 140 million Alibaba Group ADSs sold. The Company recorded a pre-tax gain of $10.3 billion (including a $1.3 billion gain reflecting the Company’s proportionate share of the IPO proceeds from the IPO) for the three months ended September 30, 2014, which is included in other income, net on the condensed consolidated statements of income. The after-tax gain was approximately $6.3 billion. Following completion of the sale in the IPO, the Company retained 383,565,416 ordinary shares of Alibaba Group, representing approximately 15 percent of Alibaba Group’s outstanding ordinary shares.

As a result of the IPO, we no longer account for our remaining investment in Alibaba Group using the equity method and will no longer record our proportionate share of Alibaba Group’s financial results in the condensed consolidated financial statements. We reflect our remaining investment in Alibaba Group as an available-for-sale equity security on the condensed consolidated balance sheet and adjust the investment to fair value each quarterly reporting period with changes in fair value recorded within other comprehensive income (loss), net of tax. Also, in connection with the IPO, each of Yahoo and YHK entered into a lock-up agreement with the underwriters restricting the sale of its remaining ordinary shares of Alibaba Group (“Alibaba Group shares”) for a period of one year, subject to certain exceptions.

As a result of the IPO, the Technology and Intellectual License Agreement (“TIPLA”) with Alibaba Group will terminate on September 18, 2015, the remaining initial TIPLA deferred revenue of $268 million is now being recognized ratably over the remaining term of the TIPLA, and Alibaba Group’s obligation to make royalty payments under the TIPLA ceased on September 24, 2014.

See Note 2 — “Marketable Securities and Investments” and Note 8 — “Investments in Equity Interests” in the Notes to our condensed consolidated financial statements for additional information.

Acquisition of Flurry

On August 25, 2014, we completed the acquisition of Flurry, Inc. (“Flurry”), a mobile data analytics company that optimizes mobile experiences for developers, marketers, and consumers, for $270 million. The combined scale of Yahoo and Flurry is expected to create more personalized and inspiring app experiences for users and enable more effective mobile advertising solutions for brands seeking to reach their audiences and gain cross-device insights.

See Note 4 — “Acquisitions and Dispositions” in the Notes to our condensed consolidated financial statements for additional information.

Patent Sale and License Agreement

During the second quarter of 2014, we entered into a patent sale and license agreement for total cash consideration of $460 million. The total consideration was allocated based on the estimated relative fair value of each of the elements of the agreement: $61 million was allocated to the sale of patents (“Sold Patents”), $135 million to the license to existing patents (“Existing Patents”) and $264 million to the license of patents developed or acquired in the next five years (“Capture Period Patents”). We recorded $60 million as a gain on the Sold Patents during the second quarter of 2014. During the third quarter of 2014, we recognized the remaining $1 million gain on the Sold Patents. We recognized $22 million in revenue related to the Existing Patents and Capture Period Patents during the three and nine months ended September 30, 2014. The amounts allocated to the license of the Existing Patents will be recorded as revenue over the four year payment period under the license when payments are due. The amounts allocated to the Capture Period Patents will be recorded as revenue over the five year capture period.

See “Operating Costs and Expenses — Gains on Sales of Patents” for additional information on gains recorded for the three and nine months ended September 30, 2014.

Accelerated Share Repurchase

In September 2014, we entered into an accelerated share repurchase agreement (“ASR”) with a financial institution to repurchase shares of our common stock. Under the agreement, we prepaid $1.1 billion and approximately 15 million shares were initially delivered to us on September 30, 2014 and are included in treasury stock. Final settlement occurred on October 17, 2014, resulting in a total of approximately 23.5 million shares, inclusive of shares initially delivered, repurchased for $933 million. The Company received a return of cash for the remaining amount not settled in shares of $167 million. This ASR was entered into pursuant to the Company’s existing share repurchase program.

In October 2014, we entered into a second ASR with a financial institution to repurchase shares of our common stock. Under the agreement, we prepaid the maximum repurchase amount of $1.0 billion and received approximately 15 million shares on October 30, 2014. The total number of shares that we ultimately purchase under this ASR will be determined based on the average of the daily volume-weighted average share price of our common stock over the duration of the ASR, less an agreed discount, and may be subject to adjustments for certain events under the agreement. The agreement contemplates that final settlement is expected to occur in the fourth quarter of 2014. At settlement, if the actual aggregate purchase price is less than $1.0 billion we will receive a cash refund equal to the difference, however, the actual aggregate purchase price will not be less than $800 million. At settlement, we expect to receive additional shares of our common stock, however, under certain circumstances, we may be required, at our option, either to deliver shares or to make a cash payment to the financial institution. This ASR was entered into pursuant to our existing share repurchase program.

See Note 13 — “Stockholders’ Equity and Employee Benefits” and Note 18 — “Subsequent Events” in the Notes to our condensed consolidated financial statements for additional information.

Search Agreement with Microsoft Corporation

By the end of 2013, we had substantially completed the transition of paid search to the Microsoft Corporation (“Microsoft”) platform. For search revenue generated from Microsoft’s services on Yahoo Properties and Affiliate sites, we report as revenue our 88 percent revenue share, as we are not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft. Revenue under our Search Agreement with Microsoft represented approximately 31 percent and 30 percent of our revenue for the three and nine months ended September 30, 2013, respectively, and approximately 36 percent of our revenue for both the three and nine months ended September 30, 2014.

Our results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $11 million and $42 million for the three and nine months ended September 30, 2013, respectively, and less than $1 million for both the three and nine months ended September 30, 2014.

See Note 17 — “Search Agreement with Microsoft Corporation” in the Notes to our condensed consolidated financial statements for additional information.

Results of Operations

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2013	2014		2013	2014
	(dollars in thousands)
Revenue for groups of similar services:
Display
Yahoo Properties	$421,378	$395,317	(6)%	$1,251,781	$1,191,473	(5)%
Affiliate sites	48,554	51,663	6%	144,964	144,784	0%

Total Display revenue	469,932	446,980	(5)%	1,396,745	1,336,257	(4)%

Search
Yahoo Properties	345,428	381,835	11%	994,974	1,113,620	12%
Affiliate sites	89,764	70,520	(21)%	283,107	211,920	(25)%

Total Search revenue	435,192	452,355	4%	1,278,081	1,325,540	4%

Other	233,849	248,805	6%	739,759	703,264	(5)%

Total revenue	1,138,973	1,148,140	1%	3,414,585	3,365,061	(1)%
Cost of revenue — traffic acquisition costs	58,464	54,180	(7)%	188,848	143,915	(24)%
Cost of revenue — other	271,763	266,820	(2)%	821,032	818,812	0%
Sales and marketing	282,562	309,618	10%	819,319	932,281	14%
Product development	267,444	305,624	14%	733,222	890,915	22%
General and administrative	151,304	147,234	(3)%	419,764	411,746	(2)%
Amortization of intangibles	15,253	15,322	0%	30,702	48,826	59%
Gains on sales of patents	—	(1,300)	100%	(9,950)	(62,800)	N/M
Restructuring (reversals) charges, net	(576)	8,470	N/M	(4,060)	70,578	N/M

Total operating expenses	1,046,214	1,105,968	6%	2,998,877	3,254,273	9%

Income from operations	$92,759	$42,172	(55)%	$415,708	$110,788	(73)%

Includes:
Stock-based compensation expense	$80,726	$105,796	31%	$193,467	$317,422	64%

N/M = Not Meaningful

The following table sets forth selected information concerning our results of operations as a percentage of revenue for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue for groups of similar services:
Display:
Yahoo Properties	37%	34%	37%	35%
Affiliate sites	4%	5%	4%	5%

Total Display revenue	41%	39%	41%	40%

Search:
Yahoo Properties	30%	33%	29%	33%
Affiliate sites	8%	6%	8%	6%

Total Search revenue	38%	39%	37%	39%

Other	21%	22%	22%	21%

Total revenue	100%	100%	100%	100%
Cost of revenue — traffic acquisition costs	5%	4%	6%	4%
Cost of revenue — other	24%	23%	24%	24%
Sales and marketing	25%	27%	24%	28%
Product development	24%	27%	21%	27%
General and administrative	13%	13%	12%	12%
Amortization of intangibles	1%	1%	1%	2%
Gains on sales of patents	—	0%	—	(2)%
Restructuring (reversals) charges, net	—	1%	—	2%

Total operating expenses	92%	96%	88%	97%

Income from operations	8%	4%	12%	3%

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

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2013	September 30, 2014		September 30, 2013	September 30, 2014
	(dollars in thousands)
Revenue by segment:
Americas	$850,935	$873,306	3%	$2,521,667	$2,545,769	1%
EMEA	89,156	89,058	0%	281,367	278,475	(1)%
Asia Pacific	198,882	185,776	(7)%	611,551	540,817	(12)%

Total revenue	$1,138,973	$1,148,140	1%	$3,414,585	$3,365,061	(1)%

TAC by segment:
Americas	$36,435	$42,607	17%	$111,077	$106,997	(4)%
EMEA	9,929	7,980	(20)%	32,837	27,385	(17)%
Asia Pacific	12,100	3,593	(70)%	44,934	9,533	(79)%

Total TAC	$58,464	$54,180	(7)%	$188,848	$143,915	(24)%

Revenue ex-TAC by segment:
Americas	$814,500	$830,699	2%	$2,410,590	$2,438,772	1%
EMEA	79,227	81,078	2%	248,530	251,090	1%
Asia Pacific	186,782	182,183	(2)%	566,617	531,284	(6)%

Total revenue ex-TAC	$1,080,509	$1,093,960	1%	$3,225,737	$3,221,146	0%

Direct costs by segment(1):
Americas	183,436	192,450	5%	545,848	552,569	1%
EMEA	39,594	36,796	(7)%	120,052	115,062	(4)%
Asia Pacific	47,312	50,955	8%	151,698	140,538	(7)%
Global operating costs(2)(3)	479,042	509,477	6%	1,332,177	1,523,451	14%
Depreciation and amortization	158,216	149,144	(6)%	480,797	453,538	(6)%
Stock-based compensation expense	80,726	105,796	31%	193,467	317,422	64%
Gains on sales of patents	—	(1,300)	100%	(9,950)	(62,800)	N/M
Restructuring (reversals) charges, net	(576)	8,470	N/M	(4,060)	70,578	N/M

Income from operations	$92,759	$42,172	(55)%	$415,708	$110,788	(73)%

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

For additional information about how we generate and recognize revenue, see “Results of Operations — Revenue — Display Revenue,” “— Search Revenue,” and “— Other Revenue” included in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Mobile Revenue

With the significant platform shift to mobile devices, including smartphones and tablets, we have increased our strategic focus on mobile products and mobile ad formats. We have hired engineering and technical talent to help us accelerate our efforts in mobile development, and introduced new mobile apps and refreshed the user experience on mobile across a number of Yahoo Properties, including News, Sports (including Fantasy Sports), Mail, Finance, Weather, and Screen. We are seeing an increase in the number of our daily and monthly mobile users as a result of these product improvements. During the quarter ended September 30, 2014, we reached more than 550 million monthly mobile users (including Tumblr).

GAAP mobile revenue for the three and nine months ended September 30, 2014 was more than $200 million and more than $500 million, respectively. These GAAP mobile revenue amounts are included within Display, Search, and Other revenue we have reported.

We expect GAAP mobile revenue to be more than $700 million for the year ended December 31, 2014.

Display Revenue

Display revenue for the three and nine months ended September 30, 2014 decreased $23 million, or 5 percent, and $60 million, or 4 percent, respectively, as compared to the same periods of 2013. The decline in display revenue was attributable to a mix shift from premium ad units to lower monetizing native ad units.

The decline for the three months ended September 30, 2014 was primarily attributable to a decline in advertising revenue on Yahoo Properties in the Americas and Asia Pacific regions of $20 million and $8 million, respectively, and a decline in advertising revenue on Affiliate sites in the EMEA region of $4 million. This decline was partially offset by an increase in advertising revenue on Affiliate sites in the Americas and Asia Pacific regions of $3 million and $4 million, respectively, and an increase in advertising revenue on Yahoo Properties in the EMEA region of $2 million.

The decline for the nine months ended September 30, 2014 was primarily attributable to a decline in advertising revenue on Yahoo Properties in the Americas, EMEA, and Asia Pacific regions of $27 million, $5 million, and $29 million, respectively, and a decline in advertising revenue on Affiliate sites in the Americas and EMEA regions of $4 million and $7 million, respectively, partially offset by an increase in advertising revenue on Affiliate sites in the Asia Pacific region of $11 million.

Search Revenue

Search revenue for the three and nine months ended September 30, 2014 increased $17 million, or 4 percent, and $47 million, or 4 percent, respectively, as compared to the same periods of 2013. The growth in search revenue was primarily attributable to click yield improvements resulting from an increase in contribution of higher monetizing clicks from the Americas region and on Yahoo Properties, partially offset by the impact of the Microsoft transition in the Asia Pacific region. Additionally, for the three months ended September 30, 2014, search revenue increased due in part to growth in advertising revenue from mobile. For the three and nine months ended September 30, 2014, search revenue increased as compared to the same periods of 2013 despite the expiration of Microsoft’s guarantee of Yahoo revenue per search under the Search Agreement (the “RPS Guarantee”) in the U.S.

The increase in search revenue for the three months ended September 30, 2014 was primarily attributable to an increase in advertising revenue on Yahoo Properties in the Americas, EMEA, and Asia Pacific regions of $23 million, $9 million, and $5 million, respectively, partially offset by a decline in advertising revenue on Affiliate sites in the Asia Pacific and EMEA regions of $17 million and $2 million, respectively.

The increase in search revenue for the nine months ended September 30, 2014 was primarily attributable to an increase in advertising revenue on Yahoo Properties in the Americas, EMEA, and Asia Pacific regions of $83 million, $24 million, and $11 million, respectively, partially offset by a decline in advertising revenue on Affiliate sites in the Americas and Asia Pacific regions of $9 million and $61 million, respectively.

Other Revenue

Other revenue for the three and nine months ended September 30, 2014 increased $15 million, or 6 percent, and decreased $36 million, or 5 percent, respectively, as compared to the same periods of 2013. The increase for the three months ended September 30, 2014 was primarily due to an increase in fees revenue in the Americas and Asia Pacific regions of $27 million and $3 million, respectively, partially offset by a decline in listings-based revenue in the Americas and EMEA regions of $11 million and $4 million, respectively. The decrease for the nine months ended September 30, 2014 was primarily attributable to a decline in listings-based revenue in the Americas, EMEA and Asia Pacific regions of $41 million, $12 million, and $3 million, respectively, and a decline in fees revenue in the EMEA region of $2 million. These declines were partially offset by an increase in fees revenue in the Americas region of $22 million. The increase in fees revenue in the Americas region for the three and nine months ended September 30, 2014 was primarily attributable to royalty revenue associated with the patent sale and license agreement that we entered into in the second quarter of 2014.

As a result of the patent sale and license agreement entered into in the second quarter of 2014, beginning in the third quarter of 2014, other revenue was recognized and will continue to be recognized over four years and five years related to the Existing Patents and Capture Period Patents, respectively. We recognized $22 million of other revenue in the three and nine months ended September 30, 2014. For the remaining period, we expect to recognize approximately $126 million of other revenue related to the Existing Patents and $251 million of other revenue related to the Capture Period Patents.

Display and Search Metrics

We present information below regarding the number of “Ads Sold” and “Price-per-Ad” for display and the number of “Paid Clicks” and “Price-per-Click” for search. This information is derived from internal data.

“Ads Sold” consist of display ad impressions for paying advertisers on Yahoo Properties. “Price-per-Ad” is defined as display revenue from Yahoo Properties divided by our total number of Ads Sold. Our price and volume metrics for display are based on display revenue, which we report on a gross basis (before TAC), and include data for graphical, sponsorship, and native ad units on Yahoo Properties (including mobile). Our price and volume metrics for display exclude both the number of Ads Sold and the related revenue for certain regions and acquired companies where historical data was not retained in a manner that would support period-to-period comparison on these metrics. The countries and regions included in our display metrics are: the U.S., the United Kingdom, France, Germany, Spain, Italy, Taiwan, Hong Kong, Southeast Asia, and India. For periods prior to the third quarter of 2014, Tumblr, Inc. (“Tumblr”) data in our display metrics is limited to our new native ad units (which are included commencing with the first quarter of 2014).

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

Display Metrics

For the three and nine months ended September 30, 2014, number of Ads Sold increased 24 percent and 19 percent, respectively, and Price-per-Ad decreased 24 percent and 18 percent, respectively, as compared to the same periods of 2013. The increase in number of Ads Sold for the three and nine months ended September 30, 2014 was attributable to an increase in native ad units sold, partially offset by a decline in premium ad units sold. Native ad units represented approximately 44 percent and 36 percent of total Ads Sold for the three and nine months ended September 30, 2014, respectively. The decrease in Price-per-Ad for the three and nine months ended September 30, 2014 was due to a mix shift toward lower monetizing native ad units in the Americas region as well as a decline in pricing of native ad units compared to prior periods.

Search Metrics

For the three and nine months ended September 30, 2014, Paid Clicks was flat and increased 3 percent, respectively, and Price-per-Click increased 17 percent and 13 percent, respectively, as compared to the same periods of 2013. The increase in Paid Clicks for the nine months ended September 30, 2014 was attributable to an increase in Paid Clicks on Yahoo Properties from distribution partners primarily in the Americas region, partially offset by a decline in Paid Clicks on Affiliate sites primarily in the Asia Pacific region driven by the transition of paid search to Microsoft. The increase in Price-per-Click for the three and nine months ended September 30, 2014 was primarily due to improved traffic quality in the Asia Pacific region resulting in higher Price-per-Click. Improvements in Price-per-Click resulted in year-over-year growth in search click-driven revenue for both the three and nine months ended September 30, 2014 of 17 percent.

Revenue ex-TAC by Segment

Americas

Americas revenue ex-TAC for the three and nine months ended September 30, 2014 increased $16 million, or 2 percent, and $28 million, or 1 percent, respectively, as compared to the same periods of 2013. The increase in Americas revenue ex-TAC for the three months ended September 30, 2014 reflects increases in search revenue ex-TAC of $21 million and other revenue ex-TAC of $16 million, partially offset by a decline in display revenue ex-TAC of $21 million. The increase in Americas revenue ex-TAC for the nine months ended September 30, 2014 was attributable to an increase in search revenue ex-TAC of $75 million, partially offset by declines in other revenue ex-TAC of $24 million and display revenue ex-TAC of $23 million.

The decline in display revenue ex-TAC for the three and nine months ended September 30, 2014 was due to a decline in premium ads sold on Yahoo Properties, partially offset by an increase in native advertising.

Search revenue ex-TAC in the Americas region increased 6 percent and 8 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods of 2013, as Paid Clicks increased 9 percent and 11 percent, respectively, and Price-per-Click increased 8 percent and 5 percent, respectively, in the region. The increase in search revenue ex-TAC for the three and nine months ended September 30, 2014 was attributable to an increase in search revenue on Yahoo Properties driven by higher revenue-per-search from a change in the design of the search results page and an increase in search advertising from mobile devices. Additionally, search revenue ex-TAC increased despite the expiration of the RPS Guarantee in the U.S. For the nine months ended September 30, 2014, the search revenue ex-TAC increase on Yahoo Properties was partially offset by a decline in Affiliate search revenue in the region.

The increase in other revenue ex-TAC for the three months ended September 30, 2014 was primarily attributable to an increase in fees revenue, as a result of the patent license revenue, partially offset by a decline in listings-based revenue. The decline in other revenue ex-TAC for the nine months ended September 30, 2014 was primarily attributable to a decline in listings-based revenue, partially offset by an increase in fees revenue.

Revenue ex-TAC in the Americas segment accounted for approximately 76 percent of total revenue ex-TAC for both the three and nine months ended September 30, 2014, compared to 75 percent for both the three and nine months ended September 30, 2013.

EMEA

EMEA revenue ex-TAC for the three and nine months ended September 30, 2014 increased $2 million, or 2 percent, and $3 million, or 1 percent, respectively, as compared to the same periods of 2013. The increase in EMEA revenue ex-TAC for the three and nine months ended September 30, 2014 was primarily attributable to an increase in search revenue ex-TAC, partially offset by declines in display and other revenue ex-TAC. The increase in search revenue ex-TAC for the three and nine months ended September 30, 2014 was due to an increase in search advertising on Yahoo Properties driven by distribution deals that contributed to improved revenue-per-search. The decline in display revenue ex-TAC for the three and nine months ended September 30, 2014 was due to a decline in premium Ads Sold on Yahoo Properties, primarily Homepage. This decline was partially offset by an increase in non-premium advertising due to the launch of native advertising in the region.

Revenue ex-TAC in the EMEA segment accounted for approximately 7 percent and 8 percent of total revenue ex-TAC for both the three and nine months ended September 30, 2014, and 2013, respectively.

Asia Pacific

Asia Pacific revenue ex-TAC for the three and nine months ended September 30, 2014 decreased $5 million, or 2 percent, and $35 million, or 6 percent, respectively, as compared to the same periods of 2013. The decline for the three months ended September 30, 2014 was attributable to declines in display and search revenue ex-TAC, partially offset by an increase in other revenue ex-TAC. The decline for the nine months ended September 30, 2014 was attributable to declines in display and search revenue ex-TAC of $15 million and $17 million, respectively. The decline in display revenue ex-TAC for the three and nine months ended September 30, 2014 was primarily attributable to a decline in premium advertising on Yahoo Properties due to a decline in supply, and a decline in content match partially offset by an increase in display revenue from Affiliate sites. The decline in search revenue ex-TAC for the three and nine months ended September 30, 2014 was primarily attributable to the revenue share with Microsoft associated with the Search Agreement. Revenue ex-TAC in the Asia Pacific region was also impacted by unfavorable foreign exchange fluctuations of $1 million and $20 million for the three and nine months ended September 30, 2014, respectively.

Revenue ex-TAC in the Asia Pacific segment accounted for approximately 17 percent and 16 percent of total revenue ex-TAC for the three and nine months ended September 30, 2014, respectively, compared to 17 percent and 18 percent for the three and nine months ended September 30, 2013, respectively.

Direct Costs by Segment

Americas

For the three and nine months ended September 30, 2014, direct costs attributable to the Americas segment increased $9 million, or 5 percent, and $7 million, or 1 percent, respectively, as compared to the same periods of 2013. For the three months ended September 30, 2014, the increase in direct costs reflected increases in marketing and public relations expenses of $18 million and content and other costs of $8 million. This increase was partially offset by a decline in compensation costs of $17 million. For the nine months ended September 30, 2014, the increase in direct costs was primarily due to increases in marketing and public relations expenses of $25 million, content and other costs of $7 million, outside service provider expenses of $4 million, and bandwidth and other cost of revenue of $2 million. This increase was partially offset by a decline in compensation costs of $28 million and travel and entertainment expense of $4 million. The increase in marketing and public relations expense is primarily attributable to increased advertising for Fantasy Football, Shopping, Mail and News.

Direct costs attributable to the Americas segment represented approximately 23 percent of Americas revenue ex-TAC for both the three and nine months ended September 30, 2014 and 2013.

EMEA

For the three and nine months ended September 30, 2014, direct costs attributable to the EMEA segment decreased $3 million, or 7 percent, and $5 million, or 4 percent, respectively, compared to the same periods of 2013.

Direct costs attributable to the EMEA segment represented approximately 45 percent and 46 percent of EMEA revenue ex-TAC for the three and nine months ended September 30, 2014, respectively, compared to 50 percent and 48 percent for the three and nine months ended September 30, 2013, respectively.

Asia Pacific

For the three and nine months ended September 30, 2014, direct costs attributable to the Asia Pacific segment increased $4 million, or 8 percent, and decreased $11 million, or 7 percent, respectively, as compared to the same periods of 2013. For the nine months ended September 30, 2014, the decrease was primarily attributable to declines in compensation costs of $6 million, outside service provider expense of $3 million, and travel and entertainment expense of $1 million.

Direct costs attributable to the Asia Pacific segment represented approximately 28 percent and 26 percent of Asia Pacific revenue ex-TAC for the three and nine months ended September 30, 2014, respectively, compared to 25 percent and 27 percent for the three and nine months ended September 30, 2013, respectively.

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

TAC for the three and nine months ended September 30, 2014 decreased $4 million, or 7 percent, and $45 million, or 24 percent, respectively, as compared to the same periods of 2013. The decrease for the three months ended September 30, 2014, compared to 2013, was primarily attributable to a decline in TAC in the Asia Pacific region of $9 million primarily related to search, partially offset by an increase in TAC in the Americas region of $6 million primarily related to display. The decrease for the nine months ended September 30, 2014, compared to 2013, was primarily attributable to declines in the Asia Pacific, EMEA, and Americas regions of $35 million, $5 million and $4 million, respectively. The decline for the three and nine months ended September 30, 2014 was primarily due to the required change in revenue presentation for transitioned markets from a gross (before TAC) basis to a net (after TAC) basis in the Asia Pacific region.

TAC represented approximately 4 percent of GAAP revenue for both the three and nine months ended September 30, 2014, compared to 5 percent and 6 percent for the three and nine months ended September 30, 2013, respectively.

Cost of Revenue — Other

Cost of revenue — other consists of bandwidth costs, content costs, and other expenses associated with the production and usage of Yahoo Properties, including amortization of developed technology and patents. Cost of revenue — other also includes costs for Yahoo’s technology platforms and infrastructure, including depreciation expense and other operating costs, directly related to revenue generating activities.

Cost of revenue — other for the three and nine months ended September 30, 2014 decreased $5 million, or 2 percent, and $2 million, or less than 1 percent, respectively, as compared to the same periods of 2013. The three months ended September 30, 2014, compared to 2013, reflected a decline in depreciation and amortization of $7 million and a decline in bandwidth costs of $8 million, partially offset by an increase in content and other costs of $8 million. The nine months ended September 30, 2014, compared to 2013, reflected declines in depreciation and amortization of $30 million, maintenance contracts and other of $8 million, and facilities and equipment expense of $3 million, partially offset by increases in stock-based compensation expense of $20 million, bandwidth costs of $13 million and content costs of $9 million.

Cost of revenue — other represented approximately 23 percent and 24 percent of GAAP revenue for the three and nine months ended September 30, 2014, respectively, compared to 24 percent for both the three and nine months ended September 30, 2013.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses (including stock-based compensation expense), sales commissions, and travel costs.

Sales and marketing expenses for the three and nine months ended September 30, 2014 increased $27 million, or 10 percent, and $113 million, or 14 percent, respectively, as compared to the same periods of 2013. For the three months ended September 30, 2014, marketing and public relations and other expenses increased $20 million and stock-based compensation expense increased $5 million. For the nine months ended September 30, 2014, compensation costs increased $48 million, stock-based compensation expense increased $51 million, and marketing and public relations expense increased $16 million. The increase in marketing and public relations expense for both the three and nine months ended September 30, 2014 was primarily due to increased advertising for Fantasy Football, Shopping, Mail and News. The increase in stock-based compensation expense for both the three and nine months ended September 30, 2014 was attributable to an increase in the number of awards granted at a higher fair value. The increase in compensation costs for the nine months ended September 30, 2014 was attributable to merit-based increases in salaries, as well as increases in incentive compensation, benefits, and sales commissions.

Sales and marketing expenses represented approximately 27 percent and 28 percent of GAAP revenue for the three and nine months ended September 30, 2014, respectively, compared to 25 percent and 24 percent for the three and nine months ended September 30, 2013, respectively.

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

Product development expenses for the three and nine months ended September 30, 2014 increased $38 million, or 14 percent, and $158 million, or 22 percent, respectively, as compared to the same periods of 2013. For the three months ended September 30, 2014, the increase was primarily attributable to increases in compensation costs of $22 million, and stock-based compensation expense of $12 million, a decrease in capitalized labor projects resulting in an increase in expense of $4 million, and an increase in facilities and equipment expense of $4 million, partially offset by a decline in travel and entertainment expense of $4 million. For the nine months ended September 30, 2014, the increase was primarily attributable to increases in compensation costs of $118 million, stock-based compensation expense of $37 million, a decrease in capitalized labor projects resulting in an increase in expense of $29 million, partially offset by declines in depreciation and amortization expense of $10 million, outside service provider expense of $9 million, and travel and entertainment expense of $9 million. The increase in compensation costs for both the three and nine months ended September 30, 2014 was primarily attributable to a 5 percent increase in headcount year-over-year, including incremental headcount for mobile and search. The increase in compensation costs for the three months ended September 30, 2014 was also attributable to increases in compensation costs due to a shift in location of employees, increases in benefits, and increases in incentive compensation. The increase in compensation costs for the nine months ended September 30, 2014 was also attributable to increases in compensation costs due to merit-based increases in salaries, as well as increases in costs from a shift in location of employees, increases in benefits, and increases in incentive compensation. The increase in stock-based compensation expense for both the three and nine months ended September 30, 2014 was attributable to an increase in the number of awards granted at a higher fair value and an increase in expense related to equity assumed from acquisitions.

Product development expenses represented approximately 27 percent of GAAP revenue for both the three and nine months ended September 30, 2014, compared to 24 percent and 21 percent for the three and nine months ended September 30, 2013, respectively. The increase in this percentage for the nine months ended September 30, 2014 was primarily driven by increases in compensation costs, stock-based compensation expense, and a decline in capitalizable projects as discussed above and reflected increased investments in product development.

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses (including stock-based compensation expense) related to other corporate departments and fees for professional services.

General and administrative expenses for the three and nine months ended September 30, 2014 decreased $4 million, or 3 percent, and $8 million, or 2 percent, respectively, as compared to the same periods of 2013. For the three months ended September 30, 2014, the decline was due to a decrease in compensation costs of $5 million and a decrease in travel and entertainment, depreciation and other expenses of $5 million. This was partially offset by an increase in stock-based compensation expense of $7 million. For the nine months ended September 30, 2014, the decline was due to a decrease in outside service provider expense of $10 million, as well as benefits related to net gains on disposal of assets of $9 million and business tax refunds received of $7 million. This was partially offset by an increase in stock-based compensation expense of $16 million and facilities and equipment expense of $5 million. The decrease in compensation costs for the three months ended September 30, 2014 was primarily attributable to a 3 percent decline in headcount year-over-year, particularly in human resources, as well as decreases in discretionary recruiting expenses. The increase in stock-based compensation expense for both the three and nine months ended September 30, 2014 was attributable to an increase in the number of awards granted at a higher fair value.

General and administrative expenses represented approximately 13 percent and 12 percent of GAAP revenue for both the three and nine months ended September 30, 2014, and 2013, respectively.

Amortization of Intangibles

We have purchased, and expect to continue purchasing, assets and/or businesses, which may include the purchase of intangible assets. Intangible assets include customer, affiliate, and advertiser-related relationships and tradenames, trademarks and domain names. Amortization of developed technology and patents is included in the cost of revenue — other and not in amortization of intangibles.

Amortization of intangibles for the three months ended September 30, 2014 was flat, as compared to the same period of 2013. Amortization of intangibles for the nine months ended September 30, 2014 increased $18 million, or 59 percent, as compared to the same period of 2013, primarily driven by amortization of intangible assets related to Tumblr, which we acquired in the second quarter of 2013.

Amortization of intangibles represented approximately 1 percent and 2 percent of GAAP revenue for the three and nine months ended September 30, 2014, respectively, compared to 1 percent for both the three and nine months ended September 30, 2013.

Gains on Sales of Patents

For the three months ended September 30, 2014, we recorded gains on sales of patents of approximately $1 million. For the nine months ended September 30, 2014 and 2013, we sold certain patents and recorded gains on sales of patents of approximately $63 million and $10 million, respectively. See “Significant Transactions — Patent Sale and License Agreement” for additional information on the patents sold during the second quarter of 2014.

Restructuring (Reversals) Charges, Net

Restructuring (reversals) charges, net was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014
Employee severance pay and related costs	$24	$4,086	$6,742	$7,759
Non-cancelable lease, contract termination, and other charges	2,292	4,545	13,485	72,983
Other non-cash charges (credits), net	—	—	547	(7,031)
Changes in estimates and reversals of previous charges	(2,892)	(161)	(24,834)	(3,133)

Restructuring (reversals) charges, net	$(576)	$8,470	$(4,060)	$70,578

We have implemented various restructuring plans to reduce our cost structure, align resources with our product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers. For the three months ended September 30, 2013, we recorded expense of $2 million related to the Americas segment, and reversals of $2 million and $1 million related to the EMEA and Asia Pacific segments, respectively. For the three months ended September 30, 2014, we recorded expense of $4 million, $1 million, and $3 million related to Americas, EMEA, and Asia Pacific segments, respectively. For the nine months ended September 30, 2013, we recorded reversals of $3 million and $1 million related to the EMEA and Asia Pacific segments, respectively. For the nine months ended September 30, 2014, we recorded expense of $59 million, $8 million, and $4 million related to the Americas, EMEA, and Asia Pacific segments, respectively. The amounts recorded during the nine months ended September 30, 2014 were primarily related to the consolidation of a data center as we ceased use of that facility pursuant to a restructuring plan we initiated in 2011.

The $75 million restructuring liability as of September 30, 2014 primarily related to non-cancelable lease costs, which we expect to pay over the terms of the related obligations through the fourth quarter of 2021, less estimated sublease income.

See Note 14 — “Restructuring (Reversals) Charges, Net” in the Notes to our condensed consolidated financial statements for additional information.

Other Income, Net

Other income, net was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014
Interest, dividend, and investment income	$5,362	$5,148	$53,214	$16,180
Interest expense	(2,593)	(17,292)	(7,084)	(51,461)
Gain on sale of Alibaba Group ADSs	—	10,319,437	—	10,319,437
Other income (expense), net	2,601	1,638	(82)	(2,267)

Total other income, net	$5,370	$10,308,931	$46,048	$10,281,889

For the three months ended September 30, 2014, interest, dividend and investment income was relatively flat, compared to the same period of 2013. For the nine months ended September 30, 2014, interest, dividend and investment income decreased $37 million, compared to the same period of 2013, primarily due to dividend income on the Alibaba Group Preference Shares received during the nine months ended September 30, 2013 for which there was no similar income for the nine months ended September 30, 2014.

Interest expense increased $15 million and $44 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods of 2013, primarily due to the accreted non-cash interest expense related to the 0.00% Convertible Senior Notes due 2018 that we issued in November 2013.

We recorded a pre-tax gain of approximately $10 billion in the three months ended September 30, 2014 related to the sale of Alibaba Group ADSs. See “Significant Transactions — Alibaba Group Holding Limited Initial Public Offering” above and Note 8 — “Investments in Equity Interests” in the Notes to our condensed consolidated financial statements for additional information.

For the three and nine months ended September 30, 2014, other income (expense), net decreased $1 million and $2 million, respectively, compared to the same periods of 2013, primarily due to unrealized and realized foreign exchange currency transaction losses.

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

The effective tax rate reported for the three months ended September 30, 2014 was 38 percent compared to 32 percent for the same period in 2013. The effective tax rate reported for the nine months ended September 30, 2014 was 38 percent compared to 24 percent for the same period in 2013. The effective tax rates for the three and nine months ended September 30, 2014 included current and deferred tax expense of $4.0 billion associated with our taxable gain from the sale of 140 million Alibaba Group ADSs during the three months ended September 30, 2014. The lower effective tax rates for the three and nine months ended September 30, 2013 were related to a reduction of tax reserves that were recorded as tax audits were favorably settled and a tax benefit from the resolution of certain tax matters associated with a one-time foreign earnings distribution made in 2012.

As of September 30, 2014, we do not anticipate repatriating our undistributed foreign earnings of approximately $2.9 billion. Those earnings are principally related to our equity method investment in Yahoo Japan Corporation (“Yahoo Japan”). If those earnings were to be repatriated in the future, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Our gross amount of unrecognized tax benefits as of September 30, 2014 was $1.1 billion, of which $1.0 billion is recorded on our condensed consolidated balance sheets. The gross unrecognized tax benefits as of September 30, 2014 increased by $360 million from the recorded balance as of December 31, 2013 primarily related to tax reserves associated with the sale of the Alibaba Group ADSs and foreign tax credits. We believe that we have adequately provided for any reasonably foreseeable adjustments and that any settlement will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We are in various stages of examination and appeal in connection with our taxes both in the U.S. and in foreign jurisdictions. Those audits generally span tax years 2005 through 2012. The IRS Appeals division is currently finalizing our protest of the 2007 and 2008 audit results, while the IRS exam team is finalizing the examination of our 2009 and 2010 U.S. federal income tax returns. We have protested the proposed California Franchise Tax Board’s adjustments to the 2005 and 2006 returns, but no conclusions have been reached to date. The 2007 and 2008 California tax returns have been examined without any significant adjustment to our financial statement positions. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions related to multinational income tax issues are expected to be resolved in the foreseeable future. As a result, it is reasonably possible that our unrecognized tax benefits could be reduced by up to approximately $80 million in the next twelve months.

We estimate that we will pay approximately $3.3 billion in the three months ended March 31, 2015 related to YHK’s sale of Alibaba Group ADSs in the IPO on September 24, 2014. We also accrued deferred tax liabilities of $13.8 billion associated with the Alibaba Group shares that we retained. Such deferred tax liabilities will be subject to periodic adjustments due to changes in the fair market value of the Alibaba Group shares.

We may have additional tax liabilities in China related to the sale to Alibaba Group of 523 million Alibaba Group shares that took place during the year ended December 31, 2012 and related to the sale of the 140 million Alibaba Group ADSs sold in the IPO that took place during the three months ended September 30, 2014. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S. through the use of foreign tax credits with respect to the sale in 2012. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S. with respect to the sale in 2014 through the use of foreign tax credits to the extent there is sufficient foreign source income.

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

Earnings in Equity Interests

Earnings in equity interests for the three and nine months ended September 30, 2014 was $399 million and $956 million, respectively, compared to $233 million and $675 million, respectively, in the same periods of 2013. The increases for the three and nine months ended September 30, 2014 were due primarily to improved financial performance for Alibaba Group. We record earnings in equity interests one quarter in arrears. Beginning in the fourth quarter of 2014, we expect earnings in equity interests and net income in future periods to be materially lower as we will no longer account for our interest in Alibaba Group using the equity method. Excluding Alibaba Group earnings in equity interests for the three months ended September 30, 2014, earnings in equity interests was approximately $117 million.

See “Significant Transactions — Alibaba Group Holding Limited Initial Public Offering” above and Note 8 — “Investments in Equity Interests” in the Notes to our condensed consolidated financial statements for additional information.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our condensed consolidated financial statements.

Liquidity and Capital Resources

	December 31, 2013	September 30, 2014
	(Dollars in thousands)
Cash and cash equivalents	$2,077,590	$10,345,285
Short-term marketable securities	1,330,304	848,558
Long-term marketable securities	1,589,500	1,056,992
Investment in Alibaba Group	—	34,079,787

Total cash, cash equivalents, and marketable securities	$4,997,394	$46,330,622

Percentage of total assets	30%	81%

	Nine Months Ended September 30,
Cash Flow Highlights	2013	2014
	(In thousands)
Net cash provided by operating activities	$837,570	$785,667
Net cash provided by investing activities	$332,887	$9,956,994
Net cash used in financing activities	$(2,974,548)	$(2,446,281)

Our operating activities for the nine months ended September 30, 2014 generated adequate cash to meet our operating needs.

On September 24, 2014, Alibaba Group closed its IPO. We received cash proceeds of $9.4 billion (net of underwriting discounts, commissions, and fees of approximately $115 million) from the sale of 140 million Alibaba Group ADSs and recorded a pre-tax gain of $10.3 billion. We intend to return to our stockholders at least half of the after-tax proceeds we received from YHK’s sale of the Alibaba Group ADSs in the IPO. From the closing of the IPO to November 7, 2014, we have repurchased shares of our common stock for a total of approximately $2.6 billion as a part of our commitment to return at least half of the after-tax IPO proceeds.

As of September 30, 2014, we had cash, cash equivalents, and marketable securities totaling $46 billion compared to $5 billion at December 31, 2013. The increase was due to the net cash proceeds of $9.4 billion received from the sale of 140 million Alibaba Group ADSs in the IPO, as well as reflecting $34 billion of Alibaba Group equity securities as an available-for-sale marketable security. This was partially offset by $1.1 billion prepaid to a financial institution for the September 2014 ASR (including an initial delivery of approximately 15 million shares) described above, the repurchase of approximately 40 million shares of our outstanding common stock for approximately $1.5 billion and $314 million used for acquisitions.

Our foreign subsidiaries held $10 billion of our total $12 billion of cash and cash equivalents, and marketable securities (excluding Alibaba Group equity securities) as of September 30, 2014. The cumulative earnings remaining in our consolidated foreign subsidiaries, if repatriated to the U.S., under current law, would be subject to U.S. income taxes with an adjustment for foreign tax credits. For the earnings that are considered indefinitely reinvested outside the U.S., principally related to our equity method investment in Yahoo Japan, we do not anticipate a need to repatriate these earnings for use in our U.S. operations.

On October 9, 2014, we entered into Amendment No. 2 to the credit agreement (the “Credit Agreement”) with Citibank, N.A., which extended the termination date of the Credit Agreement from October 9, 2014 to October 8, 2015. As of September 30, 2014, we were in compliance with the financial covenants in the Credit Agreement and no amounts were outstanding. See Note 10 — “Credit Agreement” and Note 18 — “Subsequent Events” in the Notes to our condensed consolidated financial statements for additional information regarding our Credit Agreement.

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

We expect to generate positive cash flows from operations in the fourth quarter of 2014. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable securities, together with any cash generated from operations, and borrowings under the Credit Agreement, will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months, as well as additional stock repurchases we expect to make under our stock repurchase program.

Cash Flow Changes

Net cash provided by operating activities.

For the nine months ended September 30, 2014, operating activities provided $786 million in cash. Net income for the nine months ended September 30, 2014 was $7,363 million, which was adjusted for the following increases related to non-cash items: depreciation, amortization of intangibles and accretion of convertible notes discount of $498 million, stock-based compensation expense of $317 million, tax benefits from stock-based awards of $111 million, deferred income tax expense of $397 million, and losses from sales of investments, assets and other of $28 million, offset by the gain on sale of Alibaba Group ADSs of $10.3 billion and other reductions for non-cash items including: earnings in equity interests of $956 million, excess tax benefits from stock-based awards of $114 million, restructuring reversals of $7 million, and gains on sales of patents of $63 million. Additionally, we received dividends of $84 million from Yahoo Japan and working capital sources of cash of $3,566 million, which were partially offset by working capital uses of cash of $119 million.

For the nine months ended September 30, 2013, operating activities provided $838 million in cash. Net income for the nine months ended September 30, 2013 was $1,025 million, which was adjusted for the following increases related to non-cash items: depreciation and amortization of intangibles of $481 million, stock-based compensation expense of $193 million, tax benefits from stock-based awards of $34 million, and losses from sales of investments, assets and other of $22 million, offset by reductions related to the following non-cash items: earnings in equity interests of $675 million, excess tax benefits from stock-based awards of $47 million, deferred income tax benefits of $75 million, dividend income related to Alibaba Group Preference Shares of $36 million, and gains on sales of patents of $10 million. Additionally, we received dividends of $135 million from equity investees and working capital sources of cash of $161 million, which were offset by working capital uses of cash of $370 million.

Net cash provided by investing activities.

In the nine months ended September 30, 2014, the $9,957 million provided by investing activities was due to $9,405 million in cash proceeds from the sale of Alibaba Group ADSs in the IPO, net of underwriting discounts, commissions, and fees, net proceeds from sales of marketable debt securities of $988 million, $186 million in proceeds received from settlement of derivative hedge contracts and $63 million in proceeds from sales of patents, partially offset by $304 million used for capital expenditures, $314 million used for acquisitions, $60 million used for additional equity investments, $5 million used to settle derivative hedge contracts, and $2 million used for the purchase of intangibles and other activities.

In the nine months ended September 30, 2013, the $333 million provided by investing activities was due to net proceeds from sales and maturities of marketable securities of $3,200 million, $800 million received from the redemption of the Alibaba Group Preference Shares, $10 million in proceeds from sales of patents, and $6 million in proceeds received from settlement of derivative hedge contracts, offset by purchases of marketable securities of $2,247 million, $229 million used for capital expenditures, $1,187 million used for acquisitions, $12 million used to settle derivative hedge contracts, $4 million used for additional equity investments, and $4 million used for purchases of intangible assets and other activities.

Net cash used in financing activities.

In the nine months ended September 30, 2014, the $2,446 million used in financing activities was due to $2,550 million used for the repurchase of 55 million shares of common stock (including $1.1 billion prepaid in the September 2014 ASR, which included an initial delivery of approximately 15 million shares), $22 million used for distributions to noncontrolling interests, and $236 million used for tax withholding payments related to net share settlements of restricted stock units and other financing activities. This use of cash was partially offset by $248 million in cash proceeds received from employee stock option exercises and employee stock purchases made through our employee stock purchase plan, and an excess tax benefit from stock-based awards of $114 million.

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

Capital Expenditures, Net

Capital expenditures are generally comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, real estate, and capitalized software and labor. Capital expenditures, net of disposals, were $304 million for the nine months ended September 30, 2014 compared to $229 million in the same period of 2013. The increase in capital expenditures was primarily due to incremental investment in hardware to support Company initiatives, facilities expansions and improvements, partially offset by a decline in capitalizable software projects.

We expect capital expenditures to increase in the fourth quarter of 2014 from the amount recorded during the three months ended September 30, 2014, as a result of increased investment initiatives.

Stock Repurchases

During the nine months ended September 30, 2014, we repurchased approximately 40 million shares of our common stock at an average price of $36.09 per share for a total of $1.5 billion. Additionally, we prepaid $1.1 billion under an ASR in September 2014 and received an initial delivery of approximately 15 million shares. The amount prepaid in this ASR is included in the “Total repurchases in the third quarter”, below. The following table provides the remaining authorization and repurchases by program:

	May 2012 Program	November 2013 Program	Total
	(Dollars in millions)
Remaining authorization as of December 31, 2013	$93	$5,000	$5,093
Total repurchases in the first quarter	(93)	(357)	(450)
Total repurchases in the second quarter	—	(719)	(719)
Total repurchases in the third quarter	—	(1,382)	(1,382)

Remaining authorization as of September 30, 2014*	$—	$2,542	$2,542

*	Final settlement of this ASR occurred on October 17, 2014, resulting in a total of approximately 23.5 million shares, inclusive of shares initially delivered, repurchased for $933 million. The Company received return of cash for the remaining amount not settled in shares of $167 million. The $167 million will be added back to the remaining authorization amount in the fourth quarter of 2014.

See “Significant Transactions — Accelerated Share Repurchase” above, Note 13 — “Stockholders’ Equity and Employee Benefits” and Note 18 — “Subsequent Events” in the Notes to our condensed consolidated financial statements for additional information.

Contractual Obligations and Commitments

Leases. We have entered into various non-cancelable operating and capital lease agreements for office space and data centers globally for original lease periods up to 12 years, expiring between 2014 and 2025.

A summary of lease commitments as of September 30, 2014 is as follows (in millions):

	Gross Operating Lease Commitments	Capital Lease Commitment
Three months ending December 31, 2014	$38	$4
Years ending December 31,
2015	133	12
2016	98	9
2017	67	9
2018	44	9
2019	35	4
Due after 5 years	98	—

Total gross lease commitments	$513	$47

Less: interest	—	(11)

Net lease commitments	$513	$36

Affiliate Commitments. We are obligated to make payments, which represent TAC, to our Affiliates. As of September 30, 2014, these commitments totaled $218 million, of which $29 million will be payable in the remainder of 2014, $138 million will be payable in 2015, $26 million will be payable in 2016, and $25 million will be payable in 2017.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $20 million through 2023.

Income Taxes. As of September 30, 2014, unrecognized tax benefits of approximately $1.2 billion, including interest and penalties, are recorded on our condensed consolidated balance sheets. Of this amount, we currently expect approximately $20 million to be paid by us in cash in the next 12 months for settlements of tax audits. The settlement period for the remaining balance cannot be determined.

We also estimate that we will pay approximately $3.3 billion in cash taxes in the three months ended March 31, 2015 related to YHK’s sale of Alibaba Group ADSs in the IPO on September 24, 2014.

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

As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. In addition, we identified no variable interests currently held in entities for which we are the primary beneficiary. In addition, as of September 30, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Recent Accounting Pronouncements

See Note 1 — “The Company and Summary of Significant Accounting Policies” in the Notes to our condensed consolidated financial statements.

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

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in a $15 million and $11 million decrease in the fair value of our available-for-sale securities as of December 31, 2013 and September 30, 2014, respectively.

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

Net realized and unrealized foreign currency transaction gains were immaterial for the three months ended September 30, 2013. Net realized and unrealized foreign currency transaction losses were $6 million for the nine months ended September 30, 2013. Net realized and unrealized foreign currency transaction losses were $2 million and $9 million for the three and nine months ended September 30, 2014, respectively.

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

A Value-at-Risk (“VaR”) sensitivity analysis was performed on all of our foreign currency derivative positions as of September 30, 2014 and December 31, 2013 to assess the potential impact of fluctuations in exchange rates. The VaR model uses a Monte Carlo simulation to generate thousands of random price paths assuming normal market conditions. The VaR is the maximum expected one day loss in fair value, for a given statistical confidence level, to our foreign currency derivative positions due to adverse movements in rates. The VaR model is used as a risk management tool and is not intended to represent either actual or forecasted losses. Based on the results of the model using a 99 percent confidence interval, we estimate the maximum one-day loss in the net investment hedge portfolio was $16 million and $12 million at September 30, 2014 and December 31, 2013, respectively. The maximum one-day loss in the cash flow hedge portfolio was less than $1 million at both September 30, 2014 and December 31, 2013. The maximum one-day loss in the balance sheet hedge portfolio was $2 million at both September 30, 2014 and December 31, 2013. Actual future gains and losses associated with our derivative positions may differ materially from the sensitivity analysis performed as of September 30, 2014 due to the inherent limitations associated with predicting the timing and amount of changes in foreign currency exchange rates and our actual exposures and positions. In addition, the VaR sensitivity analysis may not reflect the complex market reactions that may arise from the market shifts modeled within this VaR sensitivity analysis.

Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and nine months ended September 30, 2013, revenue ex-TAC for the Americas segment for the three and nine months ended September 30, 2014 would have been higher than we reported by $1 million and $7 million, respectively; revenue ex-TAC for the EMEA segment would have been lower than we reported by $4 million and $12 million, respectively; and revenue ex-TAC for the Asia Pacific segment would have been higher than we reported by $1 million and $20 million, respectively. Using the foreign currency exchange rates from the three and nine months ended September 30, 2013, direct costs for the Americas segment for the three and nine months ended September 30, 2014 would have been higher than we reported by less than $1 million and $3 million, respectively; direct costs for the EMEA segment would have been lower than we reported by $2 million and $6 million, respectively; and direct costs for the Asia Pacific segment would have been lower than we reported by less than $1 million and higher than we reported by $5 million, respectively.

Investment Exposure

We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable securities and equity instruments of public and private companies. The change in the classification of our investment in Alibaba Group from an equity method investment to an available-for-sale marketable security exposes our investment portfolio to increased equity price risk. The fair value of the equity investment in Alibaba Group will vary over time and is subject to a variety of market risks including: macro-economic, regulatory, industry, company performance, and systemic risks of the equity markets overall.

Our cash and marketable securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of December 31, 2013 and September 30, 2014, net unrealized gains and losses on these investments were not material.

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

For the three and nine months ended September 30, 2014, 78 percent and 79 percent, respectively, of our total revenue came from display and search advertising. Our ability to retain and grow display and search revenue depends upon:

•	maintaining and growing our user base and popularity as an Internet destination site;

•

maintaining the popularity of our existing products, introducing engaging new products and making our new and existing products popular and distributable on mobile and other alternative devices and platforms;

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

Under our Search Agreement with Microsoft, Microsoft is the exclusive algorithmic and paid search services provider on Yahoo Properties and non-exclusive provider of such services on Affiliate sites for the transitioned markets. Approximately 31 percent, 36 percent and 36 percent of our revenue for 2013, the three months and nine months ended September 30, 2014, respectively, were attributable to the Search Agreement. Our business and operating results would be adversely affected by a significant decline in or loss of this revenue.

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

The number of people who access the Internet through mobile devices rather than a PC, including mobile telephones, smartphones and tablets, is increasing and will likely continue to increase dramatically. Over 550 million (including Tumblr) of our monthly users are now joining us on mobile. In addition, search queries are increasingly being undertaken through mobile devices. We expect our ability to grow advertising revenue will become increasingly dependent on our ability to generate revenue from ads displayed on mobile devices.

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

We are required under generally accepted accounting principles to test goodwill for impairment at least annually and to review our amortizable intangible assets, investments in equity interests (including investments held by our equity method investees), and our other investments, for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill, amortizable intangible assets (including goodwill or assets acquired via acquisitions) and other investments include significant adverse changes in the business climate and actual or projected operating results (affecting our company as a whole or affecting any particular reporting unit) and declines in the financial condition of our business. Factors that could lead to impairment of investments in equity interests include a prolonged period of decline in the stock price or operating performance of, or an announcement of adverse changes or events by, the companies in which we invested or the investments held by those companies. Factors that could lead to an impairment of U.S. government securities, which constitute a significant portion of our assets, include any downgrade of U.S. government debt or concern about the creditworthiness of the U.S. government. We have recorded and may be required in the future to record additional charges to earnings if our goodwill, amortizable intangible assets, investments in equity interests, including investments held by our equity investees, or other investments become impaired. Any such charge would adversely impact our financial results.

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

We use derivative instruments, such as foreign currency forward contracts, to partially offset certain exposures to fluctuations in foreign currency exchange rates. The use of such instruments may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign currency exchange rates. Any losses on these instruments that we experience may adversely impact our financial results, cash flows and financial condition. Further, we hedge a portion of our net investment in Yahoo Japan with currency forward and option contracts. If the Japanese yen appreciated at maturity beyond the forward contract execution rates, or beyond the range of the option bands, we would be required to settle the contract by making a cash payment which could be material and could adversely impact our cash flows and financial condition. See Part I, Item 3 — “Quantitative and Qualitative Disclosures About Market Risk” of this Report.

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

We are regularly involved in claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, privacy, consumer protection, information security, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, stockholder derivative actions, purported class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. See Note 12 — “Commitments and Contingencies” in the Notes to our condensed consolidated financial statements.

On May 15, 2013, the Superior Court of Justice for the Federal District of Mexico reversed a judgment of U.S. $2.75 billion that had been entered against us and our subsidiary, Yahoo! Mexico, in a lawsuit brought by plaintiffs Worldwide Directories S.A. de C.V. and Ideas Interactivas, S.A. de C.V. The plaintiffs have appealed. We believe the plaintiffs’ claims are without merit. We do not believe that it is probable the judgment will be reinstated on appeal, however we cannot predict the timing of a decision or assure the ultimate outcome of the pending or further appeals. If we are ultimately required to pay all or a significant portion of the judgment, together with any potential additional damages, interests and costs, it would have a material adverse effect on our financial condition, results of operations and cash flows. We will also be required to record an accrual for the judgment if we should determine in the future that it is probable that we will be required to pay the judgment.

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

We earn a material amount of our income from outside the U.S. As of September 30, 2014, we had undistributed foreign earnings of approximately $2.9 billion, principally related to our equity method investment in Yahoo Japan. While we do not currently anticipate repatriating these earnings, any repatriation of funds in foreign jurisdictions to the U.S. could result in higher effective tax rates for us and subject us to significant additional U.S. income tax liabilities.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended September 30, 2014, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $33.21 to $42.88 per share and the closing sale price on October 31, 2014 was $46.05 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results or announcements of technological innovations, significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; general economic conditions; and the current and anticipated future operating performance and market valuation of Alibaba Group and Yahoo Japan Corporation in which we have investments, including changes in equity valuation of our investment in Yahoo Japan Corporation due to fluctuations in foreign currency exchange rates.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

Share repurchase activity during the three months ended September 30, 2014 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share			Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s) (1)
July 1 — July 31, 2014	3,860,087		$34.68		3,860,087	$3,791,055
August 1 — August 31, 2014	414,495		$36.05		414,495	$3,776,111
September 1 — September 30, 2014	3,398,073		$39.21		3,398,073	$3,642,878
September 1 — September 30, 2014(2)	15,045,135	$	TBD	(2)	15,045,135	$2,542,878

Total	22,717,790		$36.76		22,717,790

(1)

The share repurchases in the three months ended September 30, 2014 were made under our stock repurchase program announced in November 2013, which authorizes the repurchase of up to $5 billion of our outstanding shares of common stock. This program, according to its terms, will expire in December 2016. Repurchases under this program may take place in open market or privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

(2)

Final settlement of the September 2014 ASR occurred on October 17, 2014, resulting in a total of approximately 23.5 million shares, inclusive of shares initially delivered, repurchased for $933 million. The Company received return of cash for the remaining amount not settled in shares of $167 million. The $167 million, in addition to the amount reflected in the table, is available under the program.

See “Significant Transactions” above, Note 13 — “Stockholders’ Equity and Employee Benefits” and Note 18 — “Subsequent Events” in the Notes to our condensed consolidated financial statements for additional information.

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

YAHOO! INC.

Dated: November 7, 2014	By:	/S/ MARISSA A. MAYER
Marissa A. Mayer Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2014	By:	/S/ KEN GOLDMAN
Ken Goldman Chief Financial Officer (Principal Financial Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

2.4	Third Amendment to Share Repurchase and Preference Share Sale Agreement, by and among Alibaba Group Holding Limited, Yahoo! Inc., and Yahoo! Hong Kong Holdings Limited, dated as of July 14, 2014 (previously filed as Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed July 15, 2014 and incorporated herein by reference).

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2001 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 27, 2014 and incorporated herein by reference).

10.4(A)+*	Yahoo! Inc. Directors’ Stock Plan, as amended and restated on October 16, 2014 (and effective January 1, 2015) (previously referred to as the “1996 Directors’ Stock Plan”).

10.15(D)*	Share and Asset Purchase Agreement, dated August 12, 2014, by and among the Registrant, Alibaba Group Holding Limited, Alipay.com Co., Ltd, Zhejiang Ant Small and Micro Financial Services Company, Ltd. (formerly known as Zhejiang Alibaba E-Commerce Co., Ltd.), SoftBank Corp., APN Ltd., Jack Ma Yun, Joseph Chung Tsai and certain of their affiliates.

10.20(C)	Amendment No. 2 to Credit Agreement, dated as of October 10, 2014, by and among the Registrant, the lenders named therein, and Citibank, N.A. as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2014 and incorporated herein by reference).

10.25	Underwriting Agreement, dated September 18, 2014, by and among Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs (Asia) L.L.C., J.P. Morgan Securities LLC, Morgan Stanley & Co. International plc, Citigroup Global Markets Inc., as representatives of the several underwriters named therein, Alibaba Group Holding Limited, Yahoo! Hong Kong Holdings Limited and the other selling shareholders listed therein (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 24, 2014 and incorporated herein by reference).

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014.

32**	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement.