Form 10-K
period 2014-12-31
YAHOO INC
filed 2015-02-27
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s common stock, as reported on the NASDAQ Global Select Market was $32,432,060,475. Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of February 13, 2015 was 936,120,954.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2015 Annual Meeting of Shareholders—Part III Items 10, 11, 12, 13, and 14.

YAHOO! INC.

Form 10-K

Fiscal Year Ended December 31, 2014

The trademarks and/or registered trademarks of Yahoo! Inc. and its subsidiaries referred to herein include, but are not limited to, Yahoo!, Flickr, Tumblr, Yahoo Tech, Yahoo Food, Yahoo Travel, Yahoo Beauty, Yahoo Style, Yahoo Health, Yahoo Makers, Yahoo Parenting, Yahoo Music, Yahoo Movies, Yahoo TV, Yahoo Screen, Aviate, Yahoo News, Yahoo News Digest, Yahoo Mail, Yahoo Answers, Yahoo Search, Yahoo Messenger, Yahoo Games Network, Yahoo Finance, Yahoo Weather, Yahoo Sports, Yahoo Gemini, Yahoo Premium Ads, Yahoo Ad Manager Plus, Yahoo Smart TV, Yahoo Recommends, Yahoo Groups, Flurry, BrightRoll, Rivals and their respective logos. Other names are trademarks and/or registered trademarks of their respective owners.

PART I

Item 1. Business

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo,” the “Company,” “we,” or “us”), is a guide focused on making users’ digital habits inspiring and entertaining. By creating highly personalized experiences for our users, we keep people connected to what matters most to them, across devices and around the world. This focus is driven by our commitment to creating highly personalized experiences that reach our users wherever they might be—on their mobile phone, tablet or PC.

We create value for advertisers with a streamlined, simplified advertising technology stack that leverages Yahoo’s data, reach and analytics to connect advertisers with their target audiences. For advertisers, the opportunity to be a part of users’ digital habits across products and platforms is a powerful tool to engage audiences and build brand loyalty.

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

We are proud of our storied history that has evolved with the Internet, beginning in 1994 when our founders, Jerry Yang and David Filo, then graduate students at Stanford University, created Jerry and Dave’s Guide to the World Wide Web, a simple directory of websites to help people navigate the Internet. Yahoo was incorporated in 1995 and is a Delaware corporation. We completed our initial public offering on April 12, 1996, and our stock is listed on the NASDAQ Global Select Market under the symbol “YHOO.” Yahoo is a global company headquartered in Sunnyvale, California.

Executive Leadership

The executive management team includes:

•	Marissa Mayer—President and Chief Executive Officer;

•	David Filo—Co-Founder and Chief Yahoo;

•	Ken Goldman—Chief Financial Officer;

•	Ron Bell—General Counsel and Secretary;

•	Jacqueline Reses—Chief Development Officer;

•	Kathy Savitt—Chief Marketing Officer;

•	Adam Cahan—Senior Vice President, Mobile and Emerging Products;

•	Mike Kerns—Senior Vice President, Homepage and Verticals;

•	Laurence Mann—Senior Vice President, Search Products;

•	Jeff Bonforte—Senior Vice President, Communication Products;

•	Prashant Fuloria—Senior Vice President, Advertising Products;

•	Jay Rossiter—Senior Vice President, Platforms;

•	Dawn Airey—Senior Vice President, Europe, Middle East, and Africa;

•	Rose Tsou—Senior Vice President, Asia Pacific; and

•	Lisa Utzschneider—Senior Vice President, Sales, Americas.

Our Board of Directors is composed of:

•	Marissa Mayer, our President and CEO; Maynard Webb, our Chairman of the Board; David Filo; Susan James; Max Levchin; Thomas McInerney; Charles Schwab; H. Lee Scott; and Jane Shaw, Ph.D.

2014 Business Highlights: People, Products, Traffic & Revenue

For the past two years, we have focused our attention on triggering a chain reaction of growth, which starts with hiring the best people who will build beautiful, engaging products. Those products drive increased traffic. The increased traffic generates greater advertiser interest, which ultimately results in revenue growth. Throughout 2014, we continued to invest in mobile, video, native, and social (“Mavens”). Our mobile first strategy has yielded significant results for our users and our Company and generated mobile revenue for the fourth quarter and full year of 2014 of approximately $254 million and $768 million, respectively. Our investments and energy in 2014 were dedicated to our forward-looking Mavens offerings, and we remain committed to that approach in 2015.

People:

We remain committed to hiring the best possible people and we recruited impressive talent across the Company in 2014. Our stockholders also elected several new board members in 2014.

•

We hired Lisa Utzschneider as Senior Vice President, Sales, Americas, responsible for our advertising business across the Americas. We also hired Alex Stamos as our new Chief Information Security Officer to further our efforts to protect our users’ security. Finally, we added important technical talent to the team with Mike Kail joining as Chief Information Officer and Senior Vice President, Infrastructure to lead IT and data center operations for the Company.

•

We launched ten digital magazines and hired world class editorial voices to lead each one. Yahoo Tech is led by Editor-in-Chief David Pogue; Yahoo Food is led by Editor-in-Chief Kerry Diamond; Yahoo Travel is led by Editor-in-Chief Paula Froelich; Yahoo Movies (U.S. & U.K.) is led by Executive Editor of Entertainment, Josh Wolk; Yahoo Beauty is led by Editor-in-Chief Bobbi Brown; Yahoo Style is led by Editor-in-Chief Joe Zee; Yahoo Health is led by Editor-in-Chief Michele Promaulayko; Yahoo Makers is led by Editor-in-Chief Katie Brown; Yahoo Parenting is led by Editorial Director Lindsay Powers; and Yahoo Music is led by Executive Editor of Entertainment Josh Wolk. In addition, we hired Yahoo TV Editor-in-Chief Kristen Baldwin; and announced José Mourinho as exclusive Global Football Ambassador for 2014 in the lead up to the World Cup.

Products:

In 2014, we accelerated the pace of innovation, launching more than three dozen new product experiences to strengthen and expand our core products. We also continued our investment in original content.

•	Search:

•

We entered into a five-year global partnership with Mozilla to make Yahoo the default search experience on Mozilla’s Firefox browser across mobile and PC. The agreement also provides a framework for exploring future product integrations and distribution opportunities to other markets. We announced a partnership with Yelp to showcase user reviews, business information, and star ratings; and we also made Yahoo Search more personal by introducing results for your upcoming, flights, events, packages, and more directly on the search results page when you’re logged in.

•

We launched Yahoo Aviate, an intelligent homescreen that simplifies your Android phone. We also added two Spaces - the Listening Space and Moving Space - our auto-categorization and contextual feature that surfaces information to your homescreen the moment it’s useful. Aviate is localized across nine languages and, in the U.S., we also launched Search on Aviate, connecting users to their apps, contacts and the Web.

•	Communications:

•

We launched a new version of Yahoo Mail for iPhone, iPad and Android; and added a personalized news experience plus travel and event notifications on the Yahoo Mail app. We also launched Paperless Post stationery designs for Yahoo Mail.

•

Additional launches included new navigation for Yahoo Answers; Yahoo Games Network; we added local news, commenting and other functions on the Yahoo App on Android and iOS in the U.S.; and added animated local weather conditions to Yahoo Weather on Android.

•	Digital Content:

•	We launched Yahoo News Digest for iPhone, iPad, iPod touch and Android, and rolled out international and Canadian editions. Notably, Yahoo News Digest won the Apple Design Award 2014.

•

We launched Yahoo Tech, Yahoo Food, Yahoo Health, Yahoo Style, Yahoo Travel, Yahoo Beauty, Yahoo Movies (U.S. & U.K.), Yahoo Music, Yahoo Makers, and Yahoo Parenting; and announced support for Digital Magazines for Android and iOS.

•

Yahoo was the technology provider for the Quicken Loans Billion Dollar Bracket Challenge with Yahoo Sports; launched a new version of Yahoo Sports optimized for iOS 7; we launched Fantasy Football for iOS and Android leveraging original content from both Yahoo Sports Fantasy experts and NFL writers; Yahoo Sports World Football Pick‘em launched as the World Cup 2014 kicked off; announced a partnership with Samsung Smart TV to provide viewers with the Yahoo Fantasy Football TV experience; and we launched NFL Now on Yahoo across devices including PC, iPhone and iPad.

•

We invested in the first two original comedies in our new lineup of long-form shows: “Other Space” and “Sin City Saints;” announced that Season Six of “Community” would be coming to Yahoo Screen, as well as the new Live Nation Channel on Yahoo Screen. Both Taylor Swift and Prince provided exclusive content to Yahoo in advance of their album releases. Yahoo Screen launched an integration with Roku and app for Android. Finally, along with The Weinstein Company, we announced that following a successful ten-day pre-theatrical release, the film “One Chance” would be extended on Yahoo Screen.

•	We introduced Yahoo Finance Contributors with a roster of new high-profile industry experts including the Najarian brothers; and announced the new Yahoo Finance app.

•	Flickr: We launched Flickr for iPhone, iPod Touch, iPad and Android and a new Flickr experience on Apple TV.

•

Tumblr:    Tumblr continued introducing new experiences and functionality for its users over 2014. Audience grew 14 percent year-over-year and the number of registered blogs grew 33 percent. Mobile monthly users for the mobile app grew by 32 percent. Finally, Tumblr took significant steps to increase revenue by introducing sponsored posts in 2014 and expanding its sales team.

Traffic:

We saw user growth over 2014. Today we have over one billion monthly active users, including Tumblr. Over 575 million (including Tumblr) of those monthly users come to us via mobile.

Revenue:

We made important progress over 2014 in delivering value to our advertisers and publishers through our new areas of investment: mobile, video, native and social. Our significant investments in mobile in particular paid off, as we are now seeing an increase in revenue. The Mavens offerings generated more than $380 million and $1.1 billion of revenue for the fourth quarter and full year of 2014, respectively.

•

We introduced Yahoo Advertising—a comprehensive suite of search, video, native and display ad products across Web and mobile. We also launched Yahoo Gemini, a unified marketplace for mobile search and native advertising, and Tumblr Sponsored Posts Powered by Yahoo Advertising.

•

We introduced image-rich native ads designed to be mobile-first, seamlessly integrated with content, and targeted to the right consumer to drive results. We also extended native ads globally. We also launched Yahoo Recommends, which brings Yahoo’s content personalization technology and native ads to publishers across the Web, including high-quality publisher sites CBSi, VOX Media and Hearst.

•	We closed the acquisition of Flurry, a mobile data analytics company that optimizes mobile experiences for developers, marketers, and consumers.

•	We closed the acquisition of BrightRoll, which will help us strengthen our video advertising platform.

•

We announced that U.S. advertisers with managed accounts can use Yahoo Gemini to promote their apps across the Yahoo Properties and Affiliate sites. Yahoo also expanded the cross-screen capabilities of video advertising for advertisers by integrating in-app inventory from Flurry’s Marketplace.

Our Business

User Offerings

With hundreds of Search partners, a world-class mail platform, three industry-leading verticals (News, Sports and Finance), a growing video content offering, the photo resources of Flickr and the social reach of Tumblr, we play an important role in the digital lives of our more than 1 billion monthly users on Yahoo Properties.

Our user offerings include:

Search

Yahoo Search serves as a starting point to navigate the Internet and discover information that matters to users, offering rich search results ranked and organized based on their relevance to the query. Our Search continues to evolve to help users find the right information at the right time.

Under our Search and Advertising Services and Sales Agreement (“Search Agreement”) with Microsoft Corporation (“Microsoft”), Microsoft is the exclusive algorithmic and paid search advertising services provider on Yahoo Properties on desktop computers and non-exclusive provider of such services on Affiliates sites and for mobile devices. Yahoo continues to develop and launch features around the results to enhance the search experience for our users, whether on mobile phone, tablet, or PC. These features include rich results, contextual search results, personalized results, related topic suggestions and more.

Yahoo Answers enables users to seek, discover and share knowledge and opinions across mobile phones, tablets and PC.

Yahoo Aviate is a launcher application built for Android phones that helps users organize their phone applications and access the information that is most useful to them at the moment they need it.

Communications

Yahoo Mail connects users to the people and things that are most important to them across mobile phones, tablets and PC. In addition to mail, we offer users integrated contacts, calendar and messaging products, all outfitted with one terabyte of storage and beautiful photo themes, and our mobile apps bring our users personalized news streams and updates from our other content verticals like Sports, Finance, and Weather.

Yahoo Messenger is an instant messaging service that provides an interactive and personalized way for users to connect, communicate and share experiences on a real-time basis. Similar to mail, we connect users across mobile phones, tablets and PC.

Yahoo Groups allows users to join groups based on shared interests and involvements, providing access to messages, event calendars, polls and other shared information.

Digital Content

Yahoo.com brings together current and relevant news and information—including Yahoo original content and partner content—curated by editors from across the Web. Our homepage is optimized to deliver a consistent experience across mobile phones, tablets and PC.

Visitors on the Yahoo Homepage can see a preview of their mail inbox, local weather, stock quotes, sports scores, comics, and more. Our Yahoo Properties, generate revenue from display and search advertising, as well as from fee-based services. Many of our Yahoo Properties are also available in mobile-optimized versions for display on mobile phones and tablets and as native applications across different operating platforms for iOS and Android phones and tablets.

Yahoo Sports serves one of the largest audiences of digital sports enthusiasts in the world. Yahoo Sports is anchored by Fantasy Sports, editorial reporting, real-time scores, statistics and breaking news, coverage of the biggest global sports events, and premium college sports coverage through our Rivals publisher network. With award-winning writers, a leading fantasy platform and live game tracking, Yahoo Sports delivers experiences for every fan, every day. During 2014, we delivered new enhancements to our experiences, including:

•	Fantasy Sports: Increased mobile offerings, such as push notifications and a unified app for all of our games. We maintained our status as the official fantasy game for the NBA, NHL, and MLB.

•	Mobile: Yahoo Sports app expanded into six additional countries and incorporated video highlights from our relationships with the NFL, NBA and NHL.

•	Global events: Launched dedicated mobile and PC sites to cover the Winter Olympics in Sochi and the FIFA World Cup in Brazil, featuring original and partner content, fantasy games, and live scores.

Yahoo Finance provides a comprehensive set of financial data, information, and tools that help users make informed financial decisions. Yahoo Finance features a robust content offering that is a mix of original editorial and syndicated news via relationships with several third-party providers and is available on mobile phones, tablets and PC.

Yahoo Weather provides users with real-time weather conditions and information for their favorite cities and locations and is available internationally on mobile phones, tablets, and PC. In 2014, we brought animated weather effects and daily push notifications into our mobile apps to further bring users’ weather to life.

Yahoo News, Entertainment and Lifestyles are a collection of digital magazines focused on emerging trends and subject matter that our users are most passionate about. Digital magazines available include: Yahoo Tech, Yahoo Food, Yahoo Health, Yahoo Style, Yahoo Travel, Yahoo Beauty, Yahoo Movies (U.S. & U.K.), Yahoo Music, Yahoo Makers, and Yahoo Parenting. Each magazine features content from industry leading editors, premium partners, and select user generated content. The digital magazine designs provide experiences around a specific content topic and passion area packaged together with pictures and video that capture user’s attention across all devices. Features include visually driven content streams; trusted editorial voices; social sharing capabilities; entertaining and inspiring brand content; and elegant display across all devices. The digital magazines also include engaging native ads that are part of the experience, designed to be as engaging as the editorial content. In addition to digital magazines, the Yahoo News Digest app brings users twice-daily summaries of top new stories and breaking events on iOS and Android phones.

Yahoo Screen is a video destination site and application where users can easily flip through their favorite channels to stay informed and entertained. Users are also alerted to featured live events, such as concerts and breaking news. Screen is currently available on PC, iOS and Android mobile devices, and TV-based platforms such as Apple TV and Roku. We also added new channel partners such as LiveNation (which features a live concert every day for a year), Vevo, and NFL.

Flickr

Flickr is a web and mobile photo management and sharing service that makes it easy for users to upload, store, organize, and share their photos. Flickr offers all members one terabyte of free storage. Members also have the ability to purchase printed photo merchandise.

Tumblr

Tumblr offers a web platform and mobile applications (particularly on the iOS and Android platforms) that allow users to create, share, and curate content of all kinds—including images, video, audio, and text, and to consume media around their interests and passions in the Tumblr Dashboard stream. Tumblr’s primary form of monetization is native brand advertising to users, primarily through a variety of ad products based on Tumblr Sponsored Posts (company-sponsored blogs that are reblogged and shared across Tumblr users.) In addition, Tumblr generates revenue by enabling a marketplace for the sale of third-party developed blog themes and licensing its real-time feed of user-generated content.

Advertiser Offerings

As one of the Web’s largest publishers and the owner of leading properties across multiple content categories, Yahoo provides a canvas of personalized experiences where advertisers can connect with users in a meaningful way. Yahoo is a digital publisher and advertising technology provider that enables advertisers to reach their business objectives, from high-impact branding campaigns that generate awareness among consumers to tactical campaigns that drive specific audiences to action. We provide a unified approach to digital advertising across search, native, audience, premium display, and video advertising—across platforms and devices, including mobile and PC. These products are supported by Yahoo’s technology platform, data and analytical tools, with insights into the digital habits of more than 1 billion people worldwide.

Search Advertising

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

Display Advertising

Native Advertising. Enables advertisers to engage their audience across devices and formats on Yahoo’s network of consumer products and exclusive publishing partners. Yahoo’s native advertising offerings include Yahoo Stream Ads served within content streams across our media properties and in Yahoo Mail and within Yahoo Recommends, a personalized content recommendations and native advertising experience, as well as HD-quality image-rich ads served within native image environments and slideshows; and Tumblr Sponsored Posts—all powered by Yahoo’s advertising platforms and user data. Because native ads are a seamless part of a user’s experience, they allow advertisers to connect with users in a compelling and impactful way, driving awareness and performance.

Audience Targeting. Yahoo Audience Ads allow advertisers to benefit from the deep consumer relationships Yahoo has with over 1 billion users and connect with their desired audience across display, video and mobile ads. Yahoo Audience Ads deliver the right messages to the right users across Yahoo, exclusive publishing partners, and public exchange-traded sites with the scale and targeting precision of real-time programmatic buying. Yahoo Audience Ads offer data-driven ad buying, optimized with enhanced analytics. Combining Yahoo’s proprietary user data with advertiser’s own data and third-party data enables Yahoo to leverage a comprehensive audience data set and provides a compelling audience buying solution.

Premium Advertising. Yahoo Premium Ads offer a digital advertising canvas for brand and performance advertisers on the Web. We offer high-impact advertising opportunities on the Yahoo Homepage; Yahoo’s leading vertical content properties; Yahoo Mail; program sponsorships of major events; and premium video placements—all with custom integrations, personalization and targeting that unite advertisers’ brands with consumers’ digital habits.

Video Advertising. Yahoo Video provides brands with a full set of solutions for reaching their target audience at scale with digital video ads across both Yahoo and leading ad exchanges. Anchored by Yahoo’s award-winning original programming and world-class partner content, Yahoo Video connects brands to their target audience at scale through a complete set of advertising opportunities including video channels, video programs, audience targeting, branded entertainment, and live events with ad placements that occur before, during, and after a video rolls. Additionally, Yahoo connects programmatically to all of the leading exchanges, offering advertisers additional scale and reach.

AD Platforms

Yahoo Gemini (formerly known as Yahoo Ad Manager) is a simplified powerful marketplace that gives advertisers direct, hands-on access to Yahoo’s advertising products. Yahoo mobile search ads and native ads are available through Yahoo Gemini, with a simple user interface that helps advertisers get ads online in a matter of minutes, with insights and analytics built in.

Yahoo Ad Manager Plus enables larger advertisers to plan, execute and optimize complex display ad campaigns directly, giving them greater control over the performance of their ads on Yahoo and third-party programmatic inventory. Yahoo offers managed services through Yahoo Ad Manager Plus for advertisers who want custom audience definition, richer campaign measurement and insights, access to exclusive inventory, varied pricing options, and full-service campaign optimization.

APT is an internal ad management platform that handles our owned and operated premium inventory, sold in a direct, guaranteed fashion.

BrightRoll offers a video demand side platform, ad network and publisher marketplace, enabling the buying and selling of video inventory across the digital advertising ecosystem.

Flurry offers both sell and buy side platforms, focused in native advertising and mobile application publishers.

Yahoo Ad Exchange is a platform that enables advertisers to easily target global audiences across Yahoo Properties, Affiliate sites and other publisher sites on mobile and the Web.

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

Our engineering and production teams are primarily located in our Sunnyvale, California, headquarters, Bangalore, India, and Beijing, China. Product development expenses for 2012, 2013, and 2014 totaled approximately $886 million, $1 billion, and $1.2 billion, respectively, which included stock-based compensation expense of $74 million, $83 million, and $139 million, respectively.

M&A Activity

As part of our overall strategy, we focused on acquisitions in 2014 that help us achieve three different goals. The first is to grow our technical talent base. Second, is to enhance our technology and core products offerings. Third, is to expand audience and engagement.

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

We own a majority or 100 percent of all of these international operations (except in Australia, New Zealand and Japan where we have joint ventures and/or noncontrolling interests). We support these businesses through a network of offices worldwide.

Revenue is primarily attributed to individual countries according to the international online property that generated the revenue.

Information regarding risks involving our international operations is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K and is incorporated herein by reference.

Sales

We sell our advertising services through three primary channels: field, mid-market, and reseller/small business. Our field advertising sales team sells display advertising in all markets and search advertising to premium advertisers under the Search Agreement with Microsoft. Our mid-market channel sells our advertising services to medium-sized businesses, while our reseller/small business channel allows us to sell advertising services to additional regional and small business advertisers. Our U.S. sales force is structured vertically, which allows us to offer customers integrated customer-centric solutions. We believe this approach allows us to provide the best solutions across all of our products based on a deeper understanding of our customers’ businesses.

In the U.S., we employ sales professionals in multiple locations, including Atlanta, Boston, Burbank, Chicago, Dallas, Detroit, Hillsboro, Los Angeles, Miami, New York, Omaha, San Francisco, and Sunnyvale. In international markets, we either have our own internal sales professionals or rely on our established sales agency relationships in more than 50 countries, regions, and territories.

No individual customer represented more than 10 percent of our revenue in 2012, 2013, or 2014. Revenue under the Search Agreement represented approximately 25 percent, 31 percent, and 35 percent of our revenue for the years ended December 31, 2012, 2013 and, 2014, respectively.

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

Competition

We face significant competition from online search engines, sites offering integrated internet products and services, social media and networking sites, e-commerce sites, and broadcast and print media. We also compete with advertising networks, exchanges, demand side platforms and other platforms, such as Google AdSense, DoubleClick Ad Exchange, AOL’s Ad.com and Microsoft Media Network, as well as traditional media companies for a share of advertisers’ marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns.

Our competitors include Google, Facebook, Microsoft, and AOL. Several of our competitors offer an integrated variety of Internet products, advertising services, technologies, online services and/or content in a manner similar to us that compete for the attention of our users, advertisers, developers and third-party Website publishers. We also compete with these companies to obtain agreements with third parties to promote or distribute our services. In addition, we compete with social media and networking sites which are attracting an increasing share of users, users’ online time and online advertising dollars.

In a number of international markets, especially those in Asia, Europe, the Middle East and Latin America, we face substantial competition from local Internet service providers and other entities that offer search, communications, and other commercial services and often have a competitive advantage due to dominant market share in their territories, greater local brand recognition, focus on a single market, familiarity with local tastes and preferences, or greater regulatory and operational flexibility.

Yahoo’s competitive advantage centers on the fact that we are a guide focused on making user’s digital habits inspiring and entertaining—this includes daily activities like communicating, searching, reading and sharing information. We believe our principal competitive strengths include the usefulness, accessibility, integration, and personalization of the online services that we offer; the quality, personalization, and presentation of our search results; and the overall user experience on our leading premium content properties and other Yahoo Properties. Our principal competitive strengths relating to attracting advertisers and publishers are the reach, effectiveness, and efficiency of our marketing services as well as the creativity of the marketing solutions that we offer. “Reach” is the size of the audience and/or demographic that can be accessed through the Yahoo Network. “Effectiveness” for advertisers is the achievement of marketing objectives, which we support by developing campaigns, measuring the performance of these campaigns against their objectives, and optimizing their objectives across the Yahoo Network. “Effectiveness” for publishers is the monetization of their online audiences. “Efficiency” is the simplicity and ease of use of the services we offer advertisers and publishers.

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

Employees

As of December 31, 2014, we had approximately 12,500 full-time employees and fixed term contractors. Our future success is substantially dependent on the performance of our senior management and key technical personnel, as well as our continuing ability to attract, maintain the caliber of, and retain highly qualified technical, executive, and managerial personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K and is incorporated herein by reference.

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

We face significant competition from online search engines, sites offering integrated internet products and services, social media and networking sites, e-commerce sites, and broadcast and print media. In a number of international markets, especially those in Asia, Europe, the Middle East and Latin America, we face substantial competition from local Internet service providers and other entities that offer search, communications, and other commercial services.

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

A key element of our strategy is focusing on mobile products and mobile advertising formats, as well as increasing our revenue from mobile. A number of our competitors have devoted significant resources to the development of products, services and apps for mobile devices. Several of our competitors have mobile revenue significantly greater than ours. If we are unable to develop products for mobile devices that users find engaging and that help us grow our mobile revenue, our competitive position, our financial condition and operating results could be harmed.

In addition, a number of competitors offer products, services and apps that directly compete for users with our offerings, including e-mail, search, video, social, sports, news, finance, micro-blogging, and messaging. Similarly, our competitors or other participants in the online advertising marketplace offer advertising exchanges, ad networks, demand side platforms, ad serving technologies, sponsored search offerings, and other services that directly compete for advertisers with our offerings. Additionally, as the use of programmatic advertising continues to increase, we compete with companies that have also invested in programmatic platform offerings. We also compete with traditional print and broadcast media companies to attract domestic and international advertising spending. Some of our existing competitors and possible entrants have greater brand recognition for certain products, services and apps, more expertise in particular market segments, and greater operational, strategic, technological, financial, personnel, or other resources than we do. Many of our competitors have access to considerable financial and technical resources with which to compete aggressively, including by funding future growth and expansion and investing in acquisitions, technologies, and research and development. Further, emerging start-ups may be able to innovate and provide new products, services and apps faster than we can. In addition, competitors may consolidate or collaborate with each other, and new competitors may enter the market. Some of our competitors in international markets have a substantial competitive advantage over us because they have dominant market share in their territories, have greater local brand recognition, are focused on a single market, are more familiar with local tastes and preferences, or have greater regulatory and operational flexibility due to the fact that we may be subject to both U.S. and foreign regulatory requirements.

If our competitors are more successful than we are in developing and deploying compelling products or in attracting and retaining users, advertisers, publishers, developers, or distributors, our revenue and growth rates could decline.

We generate the majority of our revenue from search and display advertising, and the reduction in spending by or loss of current or potential advertisers would cause our revenue and operating results to decline.

For the twelve months ended December 31, 2014, 79 percent of our total revenue came from search and display advertising. Our ability to retain and grow search and display revenue depends upon:

•	maintaining and growing our user base and popularity as an Internet destination site;

•

maintaining the popularity of our existing products, introducing engaging new products and making our new and existing products popular and distributable on mobile and other alternative devices and platforms;

•	maintaining and expanding our advertiser base on PCs and mobile devices;

•	achieving a better traffic mix from our Yahoo Properties and Affiliates and improving our monetization rates on such traffic;

•	broadening our relationships with advertisers to small- and medium-sized businesses;

•

successfully implementing changes and improvements to our advertising management platforms and formats and obtaining the acceptance of our advertising management platforms by advertisers, Website publishers, and online advertising networks;

•	successfully acquiring, investing in, and implementing new technologies and strategic partnerships;

•	successfully implementing changes in our sales force, sales development teams, and sales strategy;

•	continuing to innovate and improve the monetization capabilities of our display and native advertising and our mobile products;

•	effectively monetizing mobile and other search queries;

•	continuing to innovate and improve users’ search experiences;

•	maintaining and expanding our Affiliate program for search and display advertising services; and

•	deriving better demographic and other information about our users to enable us to offer better experiences to both our users and advertisers.

In most cases, our agreements with advertisers have a term of one year or less, and may be terminated at any time by the advertiser or by us. Search marketing agreements often have payments dependent upon usage or click-through levels. Accordingly, it is difficult to forecast search and display revenue accurately. In addition, our expense levels are based in part on expectations of future revenue, including any guaranteed minimum payments to our Affiliates in connection with search and/or display advertising, and in some cases, the expenses could exceed the revenue that we generate. The state of the global economy, growth rate of the online advertising market, and availability of capital impacts the advertising spending patterns of our existing and potential advertisers. Any reduction in spending by, or loss of, existing or potential advertisers would negatively impact our revenue and operating results. Further, we may be unable to adjust our expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall.

As more people access our products via mobile devices rather than PCs and mobile advertising continues to evolve, if we do not continue to grow our mobile users and revenue, our financial results will be adversely impacted.

The number of people who access the Internet through mobile devices rather than a PC, including mobile telephones, smartphones and tablets, is increasing and will likely continue to increase dramatically. Over 575 million (including Tumblr) of our monthly users are now joining us on mobile devices. In addition, search queries are increasingly being undertaken through mobile devices. As a result, our ability to grow advertising revenue is increasingly dependent on our ability to generate revenue from ads displayed on mobile devices.

A key element of our strategy is focusing on mobile devices and we expect to continue to devote significant resources to the creation and support of developing new and innovative mobile products, services and apps. However, if our new mobile products, services and apps, including new forms of Internet advertising for mobile devices, do not continue to attract and retain mobile users, advertisers and device manufacturers and to generate and grow mobile revenue, our operating and financial results will be adversely impacted. We are dependent on the interoperability of our products and services with mobile operating systems we do not control and we may not be successful in maintaining relationships with the key participants in the mobile industry that control such mobile operating systems. The manufacturer or access provider might promote a competitor’s or its own products and services, impair users’ access to our services by blocking access through their devices, make it hard for users to readily discover, install, update or access our products on their devices, or charge us for delivery of ads, or limit our ability to deliver ads or measure their effectiveness. If distributors impair access to or refuse to distribute our services or apps, or charge for or limit our ability to deliver ads or measure the effectiveness of our ads, then our user engagement and revenue could decline.

If we do not manage our operating expenses effectively, our profitability could decline.

We plan to continue to manage costs to better and more efficiently manage our business. However, our operating expenses might increase as we expand our operations in areas of desired growth, continue to develop and extend the Yahoo brand, fund product development, expand data centers, acquire additional office space, and acquire and integrate complementary businesses and technologies. If our expenses increase at a greater pace than our revenue, or if we fail to effectively manage costs, our profitability will decline.

If we are unable to provide innovative search experiences and other products and services that generate significant traffic to our Websites, our business could be harmed, causing our revenue to decline.

Internet search is characterized by rapidly changing technology, significant competition, evolving industry standards, and frequent product and service enhancements. Even though we have substantially completed the transition of paid search to Microsoft’s platform, we still need to continue to invest and innovate to improve our users’ search experience to continue to attract, retain, and expand our user base and paid search advertiser base. We also need to continue to invest in and innovate on the mobile search experience. Pursuant to the Search Agreement with Microsoft, we are also dependent on Microsoft to continue to invest and innovate to maintain and improve its algorithmic and paid search services.

We generate revenue through other online products, services and apps, and continue to innovate the products, services and apps that we offer. The research and development of new, technologically advanced products is a complex process that requires significant levels of innovation and investment, as well as accurate anticipation of technology, market and consumer trends. If we are unable to provide innovative products and services which gain user acceptance and generate significant traffic to our Websites, or if we are unable to effectively monetize the traffic from new products and services, our business could be harmed, causing our revenue to decline.

Risks associated with our Search Agreement with Microsoft may adversely affect our business and operating results.

Under our Search Agreement with Microsoft, Microsoft is the exclusive algorithmic and paid search services provider on Yahoo Properties on PCs and non-exclusive provider of such services on Affiliate sites and for mobile devices for the transitioned markets. Approximately 35 percent, 31 percent, and 25 percent of our revenue for 2014, 2013 and 2012, respectively, were attributable to the Search Agreement. Our business and operating results would be adversely affected by a significant decline in or loss of this revenue.

Implementation of our Search Agreement with Microsoft commenced on February 23, 2010. We have completed the transition of our algorithmic search platform to Microsoft’s platform and have substantially completed transition of paid search. Pursuant to the Search Agreement with Microsoft, to maintain and grow search revenue, we are dependent on Microsoft continuing to invest and innovate to maintain and improve its algorithmic and paid search services and to be competitive with other search providers. If Microsoft fails to do this, our revenue and profitability could decline and our ability to maintain and expand our relationships with Affiliates for search and paid search advertising could be negatively impacted. Further, our competitors may continue to increase revenue, profitability, and market share at a higher rate than we do.

In addition to other termination rights, as of February 23, 2015 (the fifth anniversary of the commencement date of the Search Agreement), for a period of 30 days following such date, the Company has the right to terminate the Search Agreement if the trailing 12-month average of the Company’s revenue per search in the United States (the “U.S. RPS”) on Yahoo Properties is less than a specified percentage of Google’s trailing 12-month estimated average U.S. RPS, excluding, in each case, mobile devices. Termination of the Search Agreement, or disputes with Microsoft related to a termination of the Search Agreement, could have an adverse impact on our business, revenue and operating results.

Our proposed plan to spin off all of our remaining holdings in Alibaba Group is subject to certain conditions and there can be no assurance that the spin-off will be completed or that the expected benefits from the proposed spin-off to Yahoo and its stockholders will be realized.

We have announced a plan for a spin-off of all of our remaining holdings in Alibaba Group and a current operating business of Yahoo, Yahoo Small Business, into a newly formed independent registered investment company (referred to as “SpinCo”). The stock of SpinCo will be distributed pro rata to our stockholders, resulting in SpinCo becoming a separate publicly traded registered investment company.

The completion of the spin-off is subject to certain conditions, including final approval by our Board, receipt of a favorable ruling from the Internal Revenue Service with respect to certain aspects of the transaction and a legal opinion with respect to the tax-free treatment of the transaction under U.S. federal tax laws and regulations, the effectiveness of an applicable registration statement with the Securities and Exchange Commission, and compliance with the requirements under the Investment Company Act of 1940. Possible delays or the failure in satisfying the above-described conditions or other factors, including adverse regulatory developments or determinations or adverse changes in, or interpretations of, U.S. or foreign tax laws, rules or regulations, or required third party consents, could delay or prevent completion of the proposed spin-off or cause the terms of the proposed spin-off to be materially modified. In addition, we expect that the process of completing the proposed spin-off will involve dedication of significant resources and the incurrence of significant costs and expenses. Further, there can be no assurance that the expected benefits from the proposed spin-off to Yahoo and its stockholders will be realized.

If we are unable to license or acquire compelling content and services at reasonable cost, develop or commission compelling content of our own or receive compelling content from our users, the number of users of our services may not grow as anticipated, or may decline, or users’ level of engagement with our services may decline, all of which could harm our operating results.

Our future success depends in part on our ability to aggregate compelling content and deliver that content through our online properties. We license from third parties much of the content and services on our online properties, such as news, stock quotes, weather, video, and maps. In addition, our users also contribute content to us. We believe that users will increasingly demand high-quality content and services. We may need to make substantial payments to third parties from whom we license or acquire such content or services. Our ability to maintain and build relationships with such third-party providers is critical to our success. In addition, as users increasingly access the Internet via mobile and other alternative devices, we may need to enter into amended agreements with existing third-party providers to cover the new devices. We may be unable to enter into new, or preserve existing, relationships with the third-parties whose content or services we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our third-party providers may increase the prices at which they offer their content and services to us, stop offering their content or services to us, or offer their content and services on terms that are not agreeable to us. An increase in the prices charged to us by third-party providers could harm our operating results and financial condition. Further, because many of our content and services licenses with third parties are non-exclusive, other media providers may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo from other businesses. If we are unable to license or acquire compelling content at reasonable cost, if other companies distribute content or services that are similar to or the same as that provided by us, if we do not develop or commission compelling editorial content (including personalized content), or if we do not receive compelling content from our users, the number of users of our services may not grow as anticipated, or may decline, or users’ level of engagement with our services may decline, all or any of which could harm our operating results.

Acquisitions and strategic investments could result in adverse impacts on our operations and in unanticipated liabilities.

We have acquired, and have made strategic investments in, a number of companies (including through joint ventures) in the past, and we expect to make additional acquisitions and strategic investments in the future. Such transactions may result in use of our cash resources, dilutive issuances of our equity securities, or incurrence of debt. Such transactions may also result in amortization expenses related to intangible assets. Our acquisitions and strategic investments to date were accompanied by a number of risks, including:

•	the difficulty of integrating the operations, personnel, systems, and controls of acquired companies as a result of cultural, regulatory, systems, and operational differences;

•	the potential disruption of our ongoing business and distraction of management;

•	the incurrence of additional operating losses and operating expenses of the businesses we acquired or in which we invested;

•	the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

•	the failure to successfully further develop an acquired business or technology and any resulting impairment of amounts currently capitalized as intangible assets;

•	the failure of strategic investments to perform as expected or to meet financial projections;

•	the potential for patent and trademark infringement and data privacy and security claims against the acquired companies, or companies in which we have invested;

•	litigation or other claims in connection with acquisitions, acquired companies, or companies in which we have invested;

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

We may be required to record a significant charge to earnings if our goodwill, amortizable intangible assets, investments in equity interests, or other investments become impaired.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually and to review our amortizable intangible assets, investments in equity interests (including investments held by any equity method investee), and our other investments, for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill, amortizable intangible assets (including goodwill or assets acquired via acquisitions) and other investments include significant adverse changes in the business climate and actual or projected operating results (affecting our company as a whole or affecting any particular reporting unit) and declines in the financial condition of our business. Factors that could lead to impairment of investments in equity interests include a prolonged period of decline in the stock price or operating performance of, or an announcement of adverse changes or events by, the companies in which we invested or the investments held by those companies. Factors that could lead to an impairment of U.S. government securities, which constitute a significant portion of our current assets, include any downgrade of U.S. government debt or concern about the creditworthiness of the U.S. government. We have recorded and may be required in the future to record additional charges to earnings if our goodwill, amortizable intangible assets, investments in equity interests, including investments held by any equity method investee, or other investments become impaired. Any such charge would adversely impact our financial results.

Our business depends on a strong brand, and failing to maintain or enhance the Yahoo brands in a cost-effective manner could harm our operating results.

Maintaining and enhancing our brands is an important aspect of our efforts to attract and expand our user, advertiser, and Affiliate base. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in certain portions of the Internet market. Maintaining and enhancing our brands will depend largely on our ability to provide high-quality, innovative products, and services, which we might not do successfully. We have spent and expect to spend considerable money and resources on the establishment and maintenance of our brands, as well as advertising, marketing, and other brand-building efforts to preserve and enhance consumer awareness of our brands. Our brands may be negatively impacted by a number of factors such as service outages, product malfunctions, data protection and security issues, exploitation of our trademarks by others without permission, and poor presentation or integration of our search marketing offerings by Affiliates on their sites or in their software and services.

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

On May 15, 2013, the Superior Court of Justice for the Federal District of Mexico reversed a judgment of U.S. $2.75 billion that had been entered against us and our subsidiary, Yahoo! Mexico, in a lawsuit brought by plaintiffs Worldwide Directories S.A. de C.V. and Ideas Interactivas, S.A. de C.V. On January 14, 2015, the plaintiffs’ appeal of that decision was denied. On February 16, 2015, the plaintiffs filed a petition for review by the Supreme Court of Mexico, where review is limited to constitutional questions under Mexican law. We believe there is no basis for such review in the matter; however, we cannot assure the ultimate outcome of the matter. If we are ultimately required to pay all or a significant portion of the judgment, together with any potential additional damages, interests and costs, it would have a material adverse effect on our financial condition, results of operations and cash flows. We will also be required to record an accrual for the judgment if we should determine in the future that it is probable that we will be required to pay the judgment.

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

Our products and services involve the storage and transmission of Yahoo’s users’ and customers’ personal and proprietary information in our facilities and on our equipment, networks and corporate systems. Security breaches expose us to a risk of loss of this information, litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability. Outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our users’ or customers’ data. In addition, hardware, software or applications we procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security. Security breaches or unauthorized access have resulted in and may in the future result in a combination of significant legal and financial exposure, increased remediation and other costs, damage to our reputation and a loss of confidence in the security of our products, services and networks that could have an adverse effect on our business. We take steps to prevent unauthorized access to our corporate systems, however, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a triggering event, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers.

Changes in regulations or user concerns regarding privacy and protection of user data, or any failure to comply with such laws, could adversely affect our business.

Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing and security of data that we receive from and about our users. The use of consumer data by online service providers and advertising networks is a topic of active interest among federal, state, and international regulatory bodies, and the regulatory environment is unsettled. Many states have passed laws requiring notification to users where there is a security breach for personal data, such as California’s Information Practices Act. We face similar risks in international markets where our products, services and apps are offered. Any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of user confidence, damage to the Yahoo brands, and a loss of users, advertising partners, or Affiliates, any of which could potentially have an adverse effect on our business.

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

We are subject to numerous U.S. and foreign laws and regulations covering a wide variety of subject matters. New laws and regulations, changes in existing laws and regulations or the interpretation of them, our introduction of new products or forms of advertising (such as native advertising), or an extension of our business into new areas, could increase our future compliance costs, make our products and services less attractive to our users, or cause us to change or limit our business practices. We may incur substantial expenses to comply with laws and regulations or defend against a claim that we have not complied with them. Further, any failure on our part to comply with any relevant laws or regulations may subject us to significant civil or criminal liabilities, penalties, and negative publicity.

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

Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. These laws currently impose restrictions and requirements on our business, and future federal, state or international laws and legislative efforts designed to protect children on the Internet may impose additional requirements on us.

Fluctuations in foreign currency exchange rates may adversely affect our operating results and financial condition.

Revenue generated and expenses incurred by our international subsidiaries and any equity method investee are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries and any equity method investee are translated from local currencies into U.S. dollars. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. The carrying values of our equity investments in any equity investee are also subject to fluctuations in the exchange rates of foreign currencies.

We use derivative instruments, such as foreign currency forward contracts and options, to partially offset certain exposures to fluctuations in foreign currency exchange rates. The use of such instruments may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign currency exchange rates. Any losses on these instruments that we experience may adversely impact our financial results, cash flows and financial condition. Further, we hedge a portion of our net investment in Yahoo Japan Corporation (“Yahoo Japan”) with currency forward contracts and option contracts. If the Japanese yen has appreciated at maturity beyond the contract execution rate, we would be required to settle the contract by making a cash payment which could be material and could adversely impact our cash flows and financial condition. See Part II, Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report.

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

In addition to uncertainty about our ability to continue to generate revenue from our foreign operations and expand our international market position, there are additional risks inherent in doing business internationally (including through our international joint ventures), including:

•	tariffs, trade barriers, customs classifications and changes in trade regulations;

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	stringent local labor laws and regulations;

•	longer payment cycles;

•	credit risk and higher levels of payment fraud;

•	profit repatriation restrictions and foreign currency exchange restrictions;

•	political or social unrest, economic instability, repression, or human rights issues;

•	geopolitical events, including natural disasters, acts of war and terrorism;

•	import or export regulations;

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and corrupt payments to government officials;

•	antitrust and competition regulations;

•	potentially adverse tax developments;

•	seasonal volatility in business activity and local economic conditions;

•	economic uncertainties relating to volatility in emerging markets and global economic uncertainty;

•	laws, regulations, licensing requirements, and business practices that favor local competitors or prohibit foreign ownership or investments;

•	different, uncertain or more stringent user protection, content, data protection, privacy, intellectual property and other laws; and

•	risks related to other government regulation (including the potential for actions restricting access to our products), required compliance with local laws or lack of legal precedent.

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

Distribution agreements often involve revenue sharing. Competition to enter into distribution arrangements has caused and may in the future cause our traffic acquisition costs to increase. In some cases, we guarantee distributors a minimum level of revenue and, as a result, run a risk that the distributors’ performance (in terms of ad impressions, toolbar installations, etc.) might not be sufficient to otherwise earn their minimum payments, in which case our payments could exceed the revenue that we receive. In other cases, we agree that if the distributor does not realize specified minimum revenue we will adjust the distributor’s revenue-share percentage or provide make-whole arrangements.

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

We present key metrics such as unique users, number of Ads Sold, number of Paid Clicks, Search click-driven revenue, Price-per-Click and Price-per-Ad that are calculated using internal company data. We periodically review, refine and update our methodologies for monitoring, gathering, and calculating these metrics.

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

In addition, widespread adoption of new Internet, networking or telecommunications technologies, or other technological or platform changes, could require substantial expenditures to modify or adapt our services or infrastructure. The technology architectures and platforms utilized for our services are highly complex and may not provide satisfactory security features or support in the future, as usage increases and products and services expand, change, and become more complex. In the future, we may make additional changes to our existing, or move to completely new, architectures, platforms and systems, such as the changes we have made in response to the increased use of mobile devices such as tablets and smartphones. Such changes may be technologically challenging to develop and implement, may take time to test and deploy, may cause us to incur substantial costs or data loss, and may cause changes, delays or interruptions in service. These changes, delays, or interruptions in our service may cause our users, Affiliates and other advertising platform participants to become dissatisfied with our service or to move to competing providers or seek remedial actions or compensation. Further, to the extent that demands for our services increase, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive and complex and require additional technical expertise. As we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store, and integrate data that will enable us to track each user’s preferences. Any difficulties experienced in adapting our architectures, platforms and infrastructure to accommodate increased traffic, to store user data, and track user preferences, together with the associated costs and potential loss of traffic, could harm our operating results, cash flows from operations, and financial condition.

We rely on third parties to provide the technologies necessary to deliver content, advertising, and services to our users, and any change in the licensing terms, costs, availability, or acceptance of these formats and technologies could adversely affect our business.

We rely on third parties to provide the technologies that we use to deliver the majority of the content, advertising, and services to our users. There can be no assurance that these providers will continue to license their technologies or intellectual property to us on reasonable terms, or at all. Providers may change the fees they charge users or otherwise change their business model in a manner that slows the widespread acceptance of their technologies. In order for our services to be successful, there must be a large base of users of the technologies necessary to deliver our content, advertising, and services. We have limited or no control over the availability or acceptance of those technologies, and any change in the licensing terms, costs, availability, or user acceptance of these technologies could adversely affect our business.

Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users and advertisers.

Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers may take, or have stated that they may take, measures that could degrade, disrupt, or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. Such interference could result in a loss of existing users and advertisers, and increased costs, and could impair our ability to attract new users and advertisers, thereby harming our revenues and growth. The adoption of any laws or regulations that limit access to the Internet by blocking, degrading or charging access fees to us or our users for certain services could decrease the demand for, or the usage of, our products, services and apps, increase our cost of doing business and adversely affect our operating results.

Technologies, tools, software, and applications could block our advertisements, impair our ability to deliver interest-based advertising, or shift the location in which advertising appears, which could harm our operating results.

Technologies, tools, software, and applications (including new and enhanced Web browsers) have been developed and are likely to continue to be developed that can block or allow users to opt out of display, search, and interest-based advertising and content, delete or block the cookies used to deliver such advertising, or shift the location in which advertising appears on pages so that our advertisements do not show up in the most monetizable places on our pages or are obscured. Most of our revenue is derived from fees paid by advertisers in connection with the display of graphical and non-graphical advertisements or clicks on search advertisements on Web pages. As a result, the adoption of such technologies, tools, software, and applications could reduce the number of search and display advertisements that we are able to deliver and/or our ability to deliver interest-based advertising and this, in turn, could reduce our advertising revenue and operating results.

Any failure to manage expansion and changes to our business could adversely affect our operating results.

If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth, our business may be adversely affected. As we change and expand our business, we must also expand and adapt our operational infrastructure. Our business relies on data systems, billing systems, and financial reporting and control systems, among others. All of these systems have become increasingly complex in the recent past due to the growing complexity of our business, acquisitions of new businesses with different systems, and increased regulation over controls and procedures. To manage our business in a cost-effective manner, we will need to continue to upgrade and improve our data systems, billing systems, and other operational and financial systems, procedures, and controls. In some cases, we are outsourcing administrative functions to lower-cost providers. These upgrades, improvements and outsourcing changes will require a dedication of resources and in some cases are likely to be complex. If we are unable to adapt our systems and put adequate controls in place in a timely manner, our business may be adversely affected. In particular, sustained failures of our billing systems to accommodate increasing numbers of transactions, to accurately bill users and advertisers, or to accurately compensate Affiliates could adversely affect the viability of our business model.

We have dedicated resources to provide a variety of premium enhancements to our products, services and apps, which might not prove to be successful in generating significant revenue for us.

We offer fee-based enhancements for many of our free services. The development cycles for these technologies are long and generally require investment by us. We have invested and will continue to invest in premium products, services and apps. Some of these premium products, services and apps might not generate anticipated revenue or might not meet anticipated user adoption rates. We have previously discontinued some non-profitable premium services and may discontinue others. General economic conditions as well as the rapidly evolving competitive landscape may affect users’ willingness to pay for such premium services. If we cannot generate revenue from our premium services that are greater than the cost of providing such services, our operating results could be harmed.

We may have exposure to additional tax liabilities which could negatively impact our income tax provision, net income, and cash flow.

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate or have historically operated. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. Our income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles.

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

We earn a material amount of our income from outside the U.S. As of December 31, 2014, we had undistributed foreign earnings of approximately $2.9 billion, principally related to our equity method investment in Yahoo Japan. While we do not currently anticipate repatriating these earnings, any repatriation of funds in foreign jurisdictions to the U.S. could result in higher effective tax rates for us and subject us to significant additional U.S. income tax liabilities.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the twelve months ended December 31 2014, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $32.87 to $52.37 per share and the closing sale price on February 13, 2015 was $44.42 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results or announcements of technological innovations, significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; general economic conditions; and the operating performance and market valuation of Alibaba Group and Yahoo Japan Corporation in which we have investments. The equity valuation of our investment in Yahoo Japan Corporation may be impacted due to fluctuations in foreign currency exchange rates. We present our investment in Alibaba Group on our consolidated balance sheet as an available-for-sale marketable security. Consequently, the carrying value of this investment on our consolidated balance sheet will vary over time and fluctuations in its valuation may cause our stock price to fluctuate.

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

Any adverse change in the rating of the Notes or the Company may cause their trading price to decline.

While we did not solicit a credit rating on the Company or on the Notes, one rating service has rated both the Notes and the Company. If that rating service announces its intention to put the Company or the Notes on credit watch or lowers its rating on the Company or the Notes below any rating initially assigned to the Company or the Notes, the trading price of the Notes could decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located in Sunnyvale, California and consists of owned space aggregating approximately one million square feet. We also lease office space in Argentina, Australia, Brazil, Canada, China, France, Germany, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Jordan, Mexico, New Zealand, Norway, the Philippines, Singapore, Spain, Switzerland, Taiwan, the United Arab Emirates, and the United Kingdom. In the United States, we lease offices in various locations, including Atlanta, Boston, Champaign, Chicago, Dallas, Detroit, Hillsboro, the Los Angeles Area, Miami, New York, Omaha, San Francisco, and Washington, D.C. Our data centers are operated in locations in the United States, Brazil, Europe, and Asia.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Yahoo! Inc. common stock is quoted on the NASDAQ Global Select Market under the symbol “YHOO.” The following table sets forth the range of high and low per share sales prices as reported for each period indicated:

	2013		2014
	High	Low	High	Low
First quarter	$23.88	$18.89	$41.72	$34.45
Second quarter	$27.68	$22.70	$37.30	$32.15
Third quarter	$33.85	$24.82	$44.01	$32.93
Fourth quarter	$41.05	$31.70	$52.62	$36.20

Stockholders

We had 9,383 stockholders of record as of February 13, 2015.

Dividends

We have not declared or paid any cash dividends on our common stock. We presently do not have plans to pay any cash dividends in the near future.

Issuer Repurchases of Equity Securities

Share repurchase activity during the three months ended December 31, 2014 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s)(1)
October 1—October 31, 2014: Open Market Purchases	10,349,272	$41.24		10,349,272	$2,116,111
October 1—October 31, 2014: September 2014 ASR(2)	8,449,524		(2)	8,449,524	$2,283,317
October 1—October 31, 2014: October 2014 ASR(3)	14,712,644		(3)	14,712,644	$1,283,317
November 1—November 30, 2014: Open Market Purchases	4,829,338	$47.40		4,829,338	$1,054,413
December 1—December 31, 2014: Open Market Purchases	6,478,600	$50.09		6,478,600	$729,883
December 1—December 31, 2014: October 2014 ASR(3)	1,651,834		(3)	1,651,834	$929,883

Total	46,471,212	$45.26		46,471,212

(1)

The share repurchases in the three months ended December 31, 2014 were made under our stock repurchase program announced in November 2013, which authorizes the repurchase of up to $5 billion of our outstanding shares of common stock. This program, according to its terms, will expire in December 2016. Repurchases under the program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

(2)

Final settlement of the ASR entered into in September 2014 occurred on October 17, 2014, resulting in the delivery to the Company of an additional 8.5 million shares of the Company’s common stock and a return of cash for the remaining amount not settled in shares of $167 million. In total, 23.5 million shares of common stock were repurchased under the September 2014 ASR for $933 million, including 15 million shares initially delivered to the Company in September 2014 and the 8.5 million shares included in the total number of purchased shares for the month of October 2014, resulting in an average price paid per share of $39.70 under the September 2014 ASR.

(3)

The Company entered into an ASR on October 27, 2014 under which approximately 15 million shares of common stock were initially delivered and a prepayment of $1 billion was made. Final settlement of the October 2014 ASR occurred on December 9, 2014, resulting in the delivery to the Company of an additional 1.7 million shares of the Company’s common stock and a return of cash for the remaining amount not settled in shares of $200 million. In total, approximately 16 million shares of common stock were repurchased under the October 2014 ASR for $800 million, resulting in an average price paid per share of $48.89 under the October 2014 ASR.

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

The following graph compares, for the five-year period ended December 31, 2014, the cumulative total stockholder return for Yahoo’s common stock, the NASDAQ 100 Index, the Standard & Poor’s North American Technology-Internet Index (the “S&P Internet”), and the Standard & Poor’s 500 Stock Index (the “S&P 500”). Measurement points are the last trading day of each of Yahoo’s fiscal years ended December 31, 2010, December 31, 2011, December 31, 2012, December 31, 2013, and December 31, 2014. The graph assumes that $100 was invested at the market close on December 31, 2009 in the common stock of Yahoo, the NASDAQ 100 Index, the S&P Internet, and the S&P 500 and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data and the consolidated balance sheets data for the years ended, and as of, December 31, 2010, 2011, 2012, 2013, and 2014 are derived from our audited consolidated financial statements.

Consolidated Statements of Income Data:

	Years Ended December 31,
	2010(3)	2011(4)	2012(5)	2013(6)	2014(7)
	(in thousands, except per share amounts)
Revenue	$6,324,651	$4,984,199	$4,986,566	$4,680,380	$4,618,133
Total operating expenses	$5,552,127	$4,183,858	$4,420,198	$4,090,454	$4,475,191
Income from operations(1)	$772,524	$800,341	$566,368	$589,926	$142,942
Other income, net(2)	$297,869	$27,175	$4,647,839	$43,357	$10,369,439
Provision for income taxes	$(221,523)	$(241,767)	$(1,940,043)	$(153,392)	$(4,038,102)
Earnings in equity interests	$395,758	$476,920	$676,438	$896,675	$1,057,863
Net income attributable to Yahoo! Inc.	$1,231,663	$1,048,827	$3,945,479	$1,366,281	$7,521,731

Net income attributable to Yahoo! Inc. common stockholders per share—basic	$0.91	$0.82	$3.31	$1.30	$7.61

Net income attributable to Yahoo! Inc. common stockholders per share—diluted	$0.90	$0.82	$3.28	$1.26	$7.45

Shares used in per share calculation—basic	1,354,118	1,274,240	1,192,775	1,052,705	987,819

Shares used in per share calculation—diluted	1,364,612	1,282,282	1,202,906	1,070,811	1,004,108

(1) Includes:
Stock-based compensation expense	$223,478	$203,958	$224,365	$278,220	$420,174
Restructuring charges, net	$57,957	$24,420	$236,170	$3,766	$103,450

(2) Includes:
Gain on sale of Alibaba Group shares	$—	$—	$4,603,322	$—	$—
Gain on sale of Alibaba Group ADSs	$—	$—	$—	$—	$10,319,437

(3)	Our net income attributable to Yahoo! Inc. for the year ended December 31, 2010 included a pre-tax gain of $66 million in connection with the sale of Zimbra, Inc. and a pre-tax gain on the sale of HotJobs of $186 million. In addition, in the year ended December 31, 2010, we recorded net restructuring charges of $58 million related to our cost reduction initiatives. Apart from the Search Agreement, the tax impact of the items referred to above was a $10 million benefit, and in the aggregate, these items had a net positive impact of $204 million on net income attributable to Yahoo! Inc., or $0.15 per both basic and diluted share, for the year ended December 31, 2010. In addition, in the year ended December 31, 2010, we recorded $43 million pre-tax for the reimbursement of transition costs incurred in 2009 related to the Search Agreement. See Note 19—“Search Agreement with Microsoft Corporation” in the Notes to our consolidated financial statements for additional information.

(4)

Our revenue declined in 2011 due to the Search Agreement with Microsoft, which required a change in revenue presentation and a sharing of search revenue with Microsoft in transitioned markets beginning during the fourth quarter of 2010. Our net income attributable to Yahoo! Inc. for the year ended December 31, 2011 included a non-cash gain of $25 million, net of tax, related to the dilution of our ownership interest in Alibaba Group and a non-cash loss of $33 million related to impairments of assets held by Yahoo Japan. In addition, in the year ended December 31, 2011, we recorded net restructuring charges of $24 million related to our cost reduction initiatives. Apart from the Search Agreement, the tax impact of the items referred to above was an $8 million benefit, and these items had a net negative impact of $24 million on net income attributable to Yahoo! Inc., or $0.02 per both basic and diluted share, for the year ended December 31, 2011.

(5)

Our net income attributable to Yahoo! Inc. for the year ended December 31, 2012 included a pre-tax gain of approximately $4.6 billion and an after-tax gain of $2.8 billion related to our sale to Alibaba Group Holding Limited (“Alibaba Group”) of 523 million ordinary shares of Alibaba Group (“Alibaba Group shares”). See Note 8—“Investments in Equity Interests Accounted for Using the Equity Method of Accounting” in the Notes to our consolidated financial statements for additional information. In addition, in the year ended December 31, 2012, we recorded net restructuring charges of $236 million related to our cost reduction initiatives. In the aggregate, these items had a net positive impact of $2.6 billion on net income attributable to Yahoo! Inc., or $2.15 per basic share and $2.13 per diluted share, for the year ended December 31, 2012.

(6)

Our net income attributable to Yahoo! Inc. for the year ended December 31, 2013 included pre-tax gains of approximately $80 million related to sales of patents and a goodwill impairment charge of $64 million. In the year ended December 31, 2013, we recorded net restructuring charges of $4 million related to our cost reduction initiatives. The tax impact of the items referred to above was $22 million, and in the aggregate, these items had a net negative impact of $10 million on net income attributable to Yahoo! Inc., or $0.01 per both basic and diluted share, for the year ended December 31, 2013.

(7)

Our net income attributable to Yahoo! Inc. for the year ended December 31, 2014 included a pre-tax gain of approximately $10.3 billion and an after-tax gain of $6.3 billion related to our sale of American Depositary Shares (“ADSs”) of Alibaba Group in Alibaba Group’s initial public offering (“IPO”) in September 2014. See Note 8—“Investments in Equity Interests Accounted for Using the Equity Method of Accounting” in the Notes to our consolidated financial statements for additional information. In addition, in the year ended December 31, 2014, we recorded gains of approximately $98 million related to sales of patents, a gain on the Hortonworks warrants of $98 million, a goodwill impairment charge of $88 million, and net restructuring charges of $103 million related to our cost reduction initiatives. The tax impact of the items referred to above was $3.9 billion, and in the aggregate, these items had a net positive impact of $6.0 billion on net income attributable to Yahoo! Inc., or $6.04 per basic share and $5.94 per diluted share, for the year ended December 31, 2014.

Consolidated Balance Sheets Data:

	December 31,
	2010	2011	2012(1)	2013(2)	2014(3)
	(In thousands)
Cash and cash equivalents	$1,526,427	$1,562,390	$2,667,778	$2,077,590	$2,667,916
Marketable securities	$2,102,255	$967,527	$3,354,600	$2,919,804	$7,558,304
Alibaba Group equity securities	$—	$—	$—	$—	$39,867,789
Alibaba Group Preference Shares	$—	$—	$816,261	$—	$—
Working capital	$2,719,676	$2,245,175	$4,362,481	$3,685,545	$5,170,526
Investments in equity interests	$4,011,889	$4,749,044	$2,840,157	$3,426,347	$2,489,578
Total assets	$14,928,104	$14,782,786	$17,103,253	$16,804,959	$61,960,344
Income taxes payable related to the sale of Alibaba Group ADSs	$—	$—	$—	$—	$3,282,293
Long-term deferred tax liabilities related to Alibaba Group equity securities	$—	$—	$—	$—	$16,154,906
Long-term liabilities	$705,822	$994,078	$1,207,418	$2,334,050	$2,491,265
Total Yahoo! Inc. stockholders’ equity	$12,558,129	$12,541,067	$14,560,200	$13,074,909	$38,785,592

(1)

During the year ended December 31, 2012, we received $13.54 per Share, or approximately $7.1 billion in total consideration, for the 523 million Alibaba Group shares we sold back to Alibaba Group. Approximately $6.3 billion of the consideration was received in cash and $800 million was received in Alibaba Group Preference Shares. We paid cash taxes of $2.3 billion related to the transaction. See Note 8—“Investments in Equity Interests Accounted for Using the Equity Method of Accounting” in the Notes to our consolidated financial statements for additional information.

(2)

During the year ended December 31, 2013, we received net proceeds of $1.4 billion from the issuance of the $1.4375 billion of 0.00% Convertible Notes due 2018 (the “Notes”) issued in November 2013. See Note 11—“Convertible Notes” in the Notes to our consolidated financial statements for additional information.

(3)

During the year ended December 31, 2014, we received net proceeds of $9.4 billion from the sale of Alibaba Group ADSs in Alibaba Group’s IPO. As a result of the IPO, we no longer account for Alibaba Group using the equity method of accounting, and reflect our remaining investment as an equity security rather than in investments in equity interests. See Note 3—“Consolidated Financial Statement Details” and Note 8—“Investments in Equity Interests Accounted for Using the Equity Method of Accounting” in the Notes to our consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue,” the negative of such terms, or other comparable terminology. This Annual Report on Form 10-K includes, among others, forward-looking statements regarding our:

•	expectations regarding our proposed spin-off of our remaining holdings in Alibaba Group Holding Limited (“Alibaba Group”);

•	expectations about revenue, including display, search, and other revenue;

•	expectations about growth in users;

•	expectations about changes in our earnings in equity interests and net income;

•	expectations about changes in operating expenses;

•	anticipated capital expenditures;

•	expectations about our share repurchase activity;

•	expectations about the financial and operational impacts of our Search and Advertising Services and Sales Agreement (the “Search Agreement”) with Microsoft Corporation (“Microsoft”);

•	impact of recent acquisitions on our business and evaluation of, and expectations for, possible acquisitions of, or investments in, businesses, products, intangible assets and technologies;

•	expectations about the growth of, the opportunities for monetization in and revenue from, the mobile industry and mobile devices;

•	projections and estimates with respect to our restructuring activities and changes to our organizational structure;

•	expectations about the amount of unrecognized tax benefits, the outcome of tax assessment appeals, the adequacy of our existing tax reserves, future tax expenditures, and tax rates;

•	expectations about positive cash flow generation and existing cash, cash equivalents, and investments being sufficient to meet normal operating requirements; and

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

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo,” the “Company,” “we,” or “us”), is a guide focused on making users’ digital habits inspiring and entertaining. By creating highly personalized experiences for our users, we keep people connected to what matters most to them, across devices and around the world. In turn, we create value for advertisers by connecting them with the audiences that build their businesses. For advertisers, the opportunity to be a part of users’ digital habits across products and platforms is a powerful tool to engage audiences and build brand loyalty. Advertisers can build their businesses by advertising to targeted audiences on our online properties and services (“Yahoo Properties”) or through a distribution network of third-party entities (“Affiliates”) who integrate our advertising offerings into their Websites or other offerings (“Affiliate sites”). Our revenue is generated principally from search and display advertising.

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

	Years Ended December 31,
	2012	2013	2014
	(dollars in thousands)
Revenue	$4,986,566	$4,680,380	$4,618,133
Revenue ex-TAC	$4,467,660	$4,425,938	$4,400,602
Income from operations(1)	$566,368	$589,926	$142,942
Adjusted EBITDA	$1,698,727	$1,564,245	$1,361,548
Net income attributable to Yahoo! Inc.	$3,945,479	$1,366,281	$7,521,731
Net cash provided by (used in) operating activities	$(281,554)	$1,195,247	$896,700
Free cash flow(2)	$(834,865)	$786,465	$590,450
(1) Includes:
Stock-based compensation expense	$224,365	$278,220	$420,174
Restructuring charges, net	$236,170	$3,766	$103,450

(2)

Excluding the impact of the cash taxes paid of $2.3 billion related to the initial repurchase by Alibaba Group of 523 million Alibaba Group ordinary shares (“Alibaba Group shares”) in September 2012 (the “Initial Repurchase”), free cash flow for the year ended December 31, 2012 would have been $1.4 billion.

Revenue ex-TAC (a non-GAAP financial measure)

	Years Ended December 31,			2012-2013 % Change	2013-2014 % Change
	2012	2013	2014
	(dollars in thousands)
Revenue	$4,986,566	$4,680,380	$4,618,133	(6)%	(1)%
Less: TAC	518,906	254,442	217,531	(51)%	(15)%

Revenue ex-TAC	$4,467,660	$4,425,938	$4,400,602	(1)%	(1)%

For the year ended December 31, 2014, revenue ex-TAC decreased $25 million, or 1 percent, due to a decline in display revenue ex-TAC and other revenue ex-TAC, partially offset by an increase in search revenue ex-TAC. For the year ended December 31, 2013, revenue ex-TAC decreased $42 million, or 1 percent, due to a decrease in display revenue ex-TAC partially offset by an increase in search revenue ex-TAC and other revenue ex-TAC.

The decline in TAC for the year ended December 31, 2014 was primarily driven by the impact of the transition of paid search to Microsoft’s platform. The decline in TAC for the year ended December 31, 2013 was primarily driven by the impact of the closure of our Korea business and the transition of paid search to Microsoft’s platform.

Adjusted EBITDA (a non-GAAP financial measure)

	Years Ended December 31,			2012-2013 % Change	2013-2014 % Change
	2012	2013	2014
	(dollars in thousands)
Net income attributable to Yahoo! Inc.	$3,945,479	$1,366,281	$7,521,731	(65)%	N/M
Costs associated with the Korea business and its closure	99,485	—	—	(100)%	0%
Deal-related costs related to the sale of Alibaba Group shares	6,500	—	—	(100)%	0%
Depreciation and amortization	649,267	628,778	606,568	(3)%	(4)%
Stock-based compensation expense	224,365	278,220	420,174	24%	51%
Goodwill impairment charge	—	63,555	88,414	100%	39%
Restructuring charges, net, as adjusted(1)	152,742	3,766	103,450	(98)%	N/M
Other income, net	(4,647,839)	(43,357)	(10,369,439)	N/M	N/M
Provision for income taxes	1,940,043	153,392	4,038,102	N/M	N/M
Earnings in equity interests	(676,438)	(896,675)	(1,057,863)	33%	18%
Net income attributable to noncontrolling interests	5,123	10,285	10,411	101%	1%

Adjusted EBITDA	$1,698,727	$1,564,245	$1,361,548	(8)%	(13)%

Percentage of revenue ex-TAC(2)(3)	38%	35%	31%

N/M = Not Meaningful

(1)

For the year ended December 31, 2012, this amount excludes the restructuring charges of $83 million related to the Korea business and its closure, which charges are included in costs associated with the Korea business and its closure.

(2)	Revenue ex-TAC is calculated as GAAP revenue less TAC.

(3)	Net income attributable to Yahoo! Inc. as a percentage of GAAP revenue in 2012, 2013, and 2014 was 79 percent, 29 percent, and 163 percent, respectively.

For the years ended December 31, 2014 and 2013, adjusted EBITDA decreased $203 million, or 13 percent, and $134 million, or 8 percent, compared to 2013 and 2012, respectively, mainly due to an increase in global operating costs to support our growth initiatives.

Free Cash Flow (a non-GAAP financial measure)

	Years Ended December 31,
	2012	2013	2014
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(281,554)	$1,195,247	$896,700
Acquisition of property and equipment, net	(505,507)	(338,131)	(372,147)
Dividends received from equity investees	(83,648)	(135,058)	(83,685)
Excess tax benefits from stock-based awards	35,844	64,407	149,582

Free cash flow(*)	$(834,865)	$786,465	$590,450

(*)	Excluding the impact of the cash taxes paid of $2.3 billion related to the Initial Repurchase, free cash flow for the year ended December 31, 2012 would have been $1.4 billion.

For the year ended December 31, 2014, free cash flow decreased $196 million, compared to 2013, primarily due to a decline in adjusted EBITDA and an increase in the acquisition of property and equipment to support our growth initiatives.

For the year ended December 31, 2013, free cash flow increased $1.6 billion, compared to 2012. Excluding the impact of the cash taxes paid in 2012 of $2.3 billion related to the Initial Repurchase, free cash flow decreased $645 million in 2013, compared to 2012. The decline was primarily due to an upfront payment of $550 million we received in 2012 from Alibaba Group in satisfaction of certain future royalty payments under the existing technology and intellectual property license agreement with Alibaba Group (the “TIPLA”), for which there were no similar payments in 2013. This was partially offset by a decrease in capital expenditures.

Non-GAAP Financial Measures

Revenue ex-TAC.    Revenue ex-TAC is a non-GAAP financial measure defined as GAAP revenue less TAC. TAC consists of payments made to Affiliates that have integrated our advertising offerings into their sites and payments made to companies that direct consumer and business traffic to Yahoo Properties. Based on the terms of the Search Agreement with Microsoft described in Note 19—“Search Agreement with Microsoft Corporation” in the Notes to our consolidated financial statements, Microsoft retains a revenue share of 12 percent of the net (after TAC) search revenue generated on Yahoo Properties and Affiliate sites in transitioned markets. We report the net revenue we receive under the Search Agreement as revenue and no longer present the associated TAC. Accordingly, for transitioned markets we report GAAP revenue associated with the Search Agreement on a net (after TAC) basis rather than a gross basis. For markets that had not yet transitioned, revenue continued to be recorded on a gross (before TAC) basis, and TAC is recorded as a part of operating expenses.

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

We consider free cash flow to be a liquidity measure which provides useful information to management and investors about the amount of cash generated by the business after the acquisition of property and equipment, which can then be used for strategic opportunities including, among others, investing in our business, making strategic acquisitions, strengthening the balance sheet, and repurchasing stock. A limitation of free cash flow is that it does not represent the total increase or decrease in the cash balance for the period. Free cash flow is a measure that may be unique to us, and therefore it may not enhance the comparability of our results to other companies in our industry. Management compensates for the limitation of free cash flow by also relying on the net change in cash and cash equivalents as presented in our consolidated statements of cash flows prepared in accordance with GAAP which incorporates all cash movements during the period.

Significant Transactions

Acquisition of BrightRoll

On December 12, 2014, the Company completed the acquisition of BrightRoll, Inc. (“BrightRoll”), a leading programmatic video advertising platform, for $583 million. The transaction will combine Yahoo’s premium-desktop and mobile video advertising inventory with BrightRoll’s programmatic video platform and publisher relationships to bring substantial value to advertisers on both platforms.

See Note 4—“Acquisitions and Dispositions” in the Notes to our consolidated financial statements for additional information.

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

See Note 4—“Acquisitions and Dispositions” in the Notes to our consolidated financial statements for additional information.

Alibaba Group Holding Limited Initial Public Offering

On September 24, 2014, Alibaba Group closed its initial public offering (“IPO”) of American Depositary Shares (“ADSs”). Each Alibaba Group ADS represents one ordinary share of Alibaba Group. Yahoo! Hong Kong Holdings Limited (“YHK”), our wholly owned subsidiary, sold 140,000,000 Alibaba Group ADSs in the IPO at an initial public offering price of $68.00 per ADS. We received $9.4 billion (net of underwriting discounts, commissions, and fees of approximately $115 million) in cash for the 140 million Alibaba Group ADSs sold. We recorded a pre-tax gain of $10.3 billion (including a $1.3 billion gain reflecting our proportionate share of the IPO proceeds) for the year ended December 31, 2014, which is included in other income, net on the consolidated statements of income. The after-tax gain was approximately $6.3 billion. Following completion of the sale in the IPO, we retained 383,565,416 ordinary shares of Alibaba Group, representing approximately 15 percent of Alibaba Group’s outstanding ordinary shares.

As a result of the IPO, we no longer account for our remaining investment in Alibaba Group using the equity method and no longer record our proportionate share of Alibaba Group’s financial results in the consolidated financial statements. We reflect our remaining investment in Alibaba Group as an available-for-sale equity security on the consolidated balance sheet and adjust the investment to fair value each quarterly reporting period with changes in fair value recorded within other comprehensive income (loss), net of tax. Also in connection with the IPO, each of Yahoo and YHK entered into a lock-up agreement with the underwriters restricting the sale of its remaining ordinary shares of Alibaba Group (“Alibaba Group shares”) for a period of one year, subject to certain exceptions.

As a result of the IPO, the Technology and Intellectual License Agreement (“TIPLA”) with Alibaba Group will terminate on September 18, 2015, the remaining initial TIPLA deferred revenue of $268 million is now being recognized ratably over the remaining term of the TIPLA, and Alibaba Group’s obligation to make royalty payments under the TIPLA ceased on September 24, 2014.

See Note 2—“Marketable Securities, Investments and Fair Value Disclosures,” Note 3—“Consolidated Financial Statement Details,” and Note 8—“Investments in Equity Interests Accounted for Using the Equity Method of Accounting” in the Notes to our consolidated financial statements for additional information.

Spin-Off of Remaining Holdings in Alibaba Group

On January 27, 2015, we announced a plan for a spin-off of all of our remaining holdings in Alibaba Group into a newly formed independent registered investment company (referred to as “SpinCo”). The stock of SpinCo will be distributed pro rata to our stockholders, resulting in SpinCo becoming a separate publicly traded registered investment company. Following the completion of the transaction, SpinCo will own all of Yahoo’s remaining 384 million Alibaba Group shares and Yahoo Small Business, a current operating business of Yahoo that will also be transferred to SpinCo as part of the transaction. SpinCo will not assume any debt as part of the transaction.

The completion of the transaction is expected to occur in the fourth quarter of 2015 after the expiration of our one-year lock-up agreement relating to the Alibaba Group shares entered into in connection with the Alibaba Group IPO. The transaction is subject to certain conditions, including final approval by our Board, receipt of a favorable ruling from the Internal Revenue Service with respect to certain aspects of the transaction and a legal opinion with respect to the tax-free treatment of the transaction under U.S. federal tax laws and regulations, the effectiveness of an applicable registration statement with the Securities and Exchange Commission and compliance with the requirements under the Investment Company Act of 1940, and other customary conditions.

The composition of SpinCo’s independent board of directors and management team, and other details of the transaction, including the distribution ratio, will be determined prior to the closing of the transaction.

Upon closing of the transaction, which is subject to the conditions specified above, our consolidated financial position will be materially impacted as the Alibaba Group shares and related deferred tax liabilities will be removed from our consolidated balance sheet with a corresponding reduction of our stockholders’ equity balance. We would no longer hold any Alibaba Group shares and would no longer record changes in fair value within comprehensive income (loss).

Patent Sale and License Agreement

During the second quarter of 2014, we entered into a patent sale and license agreement for total cash consideration of $460 million. The total consideration was allocated based on the estimated relative fair value of each of the elements of the agreement: $61 million was allocated to the sale of patents (“Sold Patents”), $135 million to the license to existing patents (“Existing Patents”) and $264 million to the license of patents developed or acquired in the next five years (“Capture Period Patents”). We recorded $61 million as a gain on the Sold Patents during the year ended December 31, 2014. We recognized $43 million in revenue related to the Existing Patents and Capture Period Patents during the year ended December 31, 2014. The amounts allocated to the license of the Existing Patents will be recorded as revenue over the four year payment period when payments are due. The amounts allocated to the Capture Period Patents will be recorded as revenue over the five year capture period.

See “Operating Costs and Expenses—Gains on Sales of Patents” for additional information on gains recorded for the years ended December 31, 2013 and 2014.

Search Agreement with Microsoft Corporation

The term of the Search Agreement is 10 years from its commencement date, February 23, 2010, subject to earlier termination as provided in the Search Agreement. During the first five years of the term of the Search Agreement, in the transitioned markets, we were entitled to receive 88 percent of the revenue (the “Revenue Share Rate”) generated from Microsoft’s services on Yahoo Properties and from Microsoft’s services on Affiliate sites after deduction of the Affiliate’s share of revenue and certain Microsoft costs for new Affiliates and for all Affiliates (including existing Affiliates) after the first five years. As of February 23, 2015, the Revenue Share Rate increased to 90 percent pursuant to the terms of the Search Agreement.

For search revenue generated from Microsoft’s services on Yahoo Properties and Affiliate sites, we report as revenue our revenue share, as we are not the primary obligor in the arrangement with the advertisers and publishers, and the amounts paid to Affiliates are recorded on a net basis as a reduction of revenue. The underlying search advertising services are provided by Microsoft. Revenue under the Search Agreement represented approximately 25 percent, 31 percent, and 35 percent of our revenue for the years ended December 31, 2012, 2013, and 2014, respectively.

Our results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $67 million, $49 million, and less than $1 million for the years ended December 31, 2012, 2013, and 2014, respectively.

As of February 23, 2015, for a period of 30 days following such date, in addition to other termination rights, the Company has the right to terminate the Search Agreement if the trailing 12-month average of the Company’s revenue per search in the United States (the “U.S. RPS”) on Yahoo Properties is less than a specified percentage of Google’s trailing 12-month estimated average U.S. RPS, excluding, in each case, mobile devices.

See Note 19—“Search Agreement with Microsoft Corporation” in the Notes to our consolidated financial statements for additional information.

Results of Operations

	Years Ended December 31,			2012-2013 % Change	2013-2014 % Change
	2012	2013	2014
	(dollars in thousands)
Revenue for groups of similar services:
Search
Yahoo Properties	$1,206,209	$1,371,134	$1,518,035	14%	11%
Affiliate sites	679,651	370,657	274,826	(45)%	(26)%

Total Search revenue	$1,885,860	$1,741,791	$1,792,861	(8)%	3%

Display
Yahoo Properties	$1,930,234	$1,744,130	$1,627,458	(10)%	(7)%
Affiliate sites	212,584	205,700	240,577	(3)%	17%

Total Display revenue	$2,142,818	$1,949,830	$1,868,035	(9)%	(4)%

Other	$957,888	$988,759	$957,237	3%	(3)%

Total revenue	$4,986,566	$4,680,380	$4,618,133	(6)%	(1)%
Cost of revenue—TAC	518,906	254,442	217,531	(51)%	(15)%
Cost of revenue—other	1,101,660	1,094,938	1,080,783	(1)%	(1)%
Sales and marketing	1,101,572	1,130,820	1,234,268	3%	9%
Product development	885,824	1,008,487	1,207,146	14%	20%
General and administrative	540,247	569,555	574,743	5%	1%
Amortization of intangibles	35,819	44,841	66,750	25%	49%
Gains on sales of patents	—	(79,950)	(97,894)	100%	22%
Goodwill impairment charge	—	63,555	88,414	100%	39%
Restructuring charges, net	236,170	3,766	103,450	(98)%	N/M

Total operating expenses	$4,420,198	$4,090,454	$4,475,191	(7)%	9%

Income from operations	$566,368	$589,926	$142,942	4%	(76)%

Includes:
Stock-based compensation expense	$224,365	$278,220	$420,174	24%	51%
Costs associated with the Korea business and its closure	$99,485	$—	$—	(100)%	0%

N/M = Not Meaningful

The following table sets forth selected information concerning our results of operations as a percentage of revenue for the period indicated:

	Years Ended December 31,
	2012	2013	2014
	(dollars in thousands)
Revenue for groups of similar services:
Search
Yahoo Properties	24%	29%	33%
Affiliate sites	14%	8%	6%

Total Search revenue	38%	37%	39%

Display
Yahoo Properties	39%	37%	35%
Affiliate sites	4%	5%	5%

Total Display revenue	43%	42%	40%

Other	19%	21%	21%

Total revenue	100%	100%	100%
Cost of revenue—TAC	10%	6%	5%
Cost of revenue—other	22%	23%	23%
Sales and marketing	22%	24%	27%
Product development	18%	22%	26%
General and administrative	11%	12%	12%
Amortization of intangibles	1%	1%	2%
Gains on sales of patents	—	(2)%	(2)%
Goodwill impairment charge	—	1%	2%
Restructuring charges, net	5%	—	2%

Total operating expenses	89%	87%	97%

Income from operations	11%	13%	3%

Includes:
Stock-based compensation expense	4%	6%	9%
Costs associated with the Korea business and its closure	2%	—	—

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

	Years Ended December 31,			2012-2013 % Change	2013-2014 % Change
	2012	2013	2014
	(dollars in thousands)
Revenue by segment:
Americas	$3,461,633	$3,481,502	$3,517,861	1%	1%
EMEA	472,061	385,186	374,833	(18)%	(3)%
Asia Pacific	1,052,872	813,692	725,439	(23)%	(11)%

Total revenue	$4,986,566	$4,680,380	$4,618,133	(6)%	(1)%
TAC by segment:
Americas	$182,511	$158,974	$166,545	(13)%	5%
EMEA	114,230	42,915	36,867	(62)%	(14)%
Asia Pacific	222,165	52,553	14,119	(76)%	(73)%

Total TAC	$518,906	$254,442	$217,531	(51)%	(15)%
Revenue ex-TAC by segment:
Americas	$3,279,122	$3,322,528	$3,351,316	1%	1%
EMEA	357,831	342,271	337,966	(4)%	(1)%
Asia Pacific	830,707	761,139	711,320	(8)%	(7)%

Total revenue ex-TAC	$4,467,660	$4,425,938	$4,400,602	(1)%	(1)%
Direct costs by segment(1):
Americas	300,004	194,394	199,612	(35)%	3%
EMEA	95,632	88,534	86,225	(7)%	(3)%
Asia Pacific	181,632	196,832	198,806	8%	1%
Global operating costs(2)(3)	2,214,222	2,461,883	2,652,305	11%	8%
Depreciation and amortization	649,267	628,778	606,568	(3)%	(4)%
Stock-based compensation expense	224,365	278,220	420,174	24%	51%
Gains on sales of patents	—	(79,950)	(97,894)	100%	22%
Goodwill impairment charge	—	63,555	88,414	100%	39%
Restructuring charges, net	236,170	3,766	103,450	(98)%	N/M

Income from operations	$566,368	$589,926	$142,942	4%	(76)%

N/M = Not Meaningful

(1)

Direct costs for each segment include certain cost of revenue-other and costs associated with the local sales teams. Prior to the fourth quarter of 2014, marketing, media, costs associated with Yahoo Properties and ad operation costs were managed locally and included as direct costs for each segment. Prior period amounts have been revised to conform to the current presentation.

(2)

Global operating costs include product development, marketing, real estate workplace, general and administrative, and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment. Beginning in the fourth quarter of 2014, marketing, media, costs associated with Yahoo Properties and other ad operation costs are managed globally and included as global costs. Prior period amounts have been revised to conform to the current presentation.

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

Revenue

We generate revenue principally from search and display advertising on Yahoo Properties and Affiliate sites, with the majority of our revenue coming from advertising on Yahoo Properties. Our margins on revenue from advertising on Yahoo Properties are higher than our margins on revenue from advertising on Affiliate sites as we pay TAC to our Affiliates. Additionally, we generate revenue from other sources including listings-based services, facilitating commercial transactions, royalties, and consumer and business fee-based services.

Mobile Revenue

With the significant platform shift to mobile devices, including smartphones and tablets, we have increased our strategic focus on mobile products and mobile ad formats. We have hired engineering and technical talent to help us accelerate our efforts in mobile development, and introduced new mobile apps and refreshed the user experience on mobile across a number of Yahoo Properties, including News, Sports (including Fantasy Sports), Mail, Finance, Weather, and Screen. We are seeing an increase in the number of our daily and monthly mobile users as a result of these product improvements. During the year ended December 31, 2014, we reached more than 575 million monthly mobile users (including Tumblr).

Mobile revenue is generated in connection with user activity on mobile devices, including smartphones and tablets (a “device-based” approach), regardless of whether the device is accessing a mobile-optimized service. Mobile revenue is primarily generated by search and display advertising. Mobile search revenue is generated from clicks on text-based links to advertisers’ Websites that appear primarily on search results pages. Search revenue is recognized based on Paid Clicks. A Paid Click occurs when an end-user clicks on a sponsored listing on Yahoo Properties or Affiliate sites for which an advertiser pays on a per click basis. Mobile display revenue is generated from the display of graphical and non-graphical advertisements on mobile. The Company recognizes revenue from display advertising on Yahoo Properties and Affiliate sites as impressions of or clicks on display advertisements are delivered. Impressions are delivered when a sold advertisement appears in pages viewed by users. Clicks are delivered when a user clicks on a native advertisement.

Mobile revenue for the year ended December 31, 2014 was $768 million. Mobile revenue is included within Search, Display, and Other revenue that we have reported. In the latter half of 2014, we saw a significant increase in the contribution of mobile revenue to our total revenue. We expect this trend to continue in 2015.

Search Revenue

Search revenue is generated from mobile and PC clicks on text-based links to advertisers’ Websites that appear primarily on search results pages (“search advertising”). We recognize revenue from search advertising on Yahoo Properties and Affiliate sites. Search revenue is recognized based on Paid Clicks. A Paid Click occurs when an end-user clicks on a sponsored listing on Yahoo Properties or Affiliate sites for which an advertiser pays on a per click basis. Under the Search Agreement with Microsoft, in transitioned markets we report as revenue our 88 percent revenue share as we are not the primary obligor in the arrangement with the advertisers and publishers, and the amounts paid to Affiliates are recorded as a reduction of revenue. Prior to transition, we paid Affiliates TAC for the revenue generated from the search advertisements on Affiliate sites. The revenue derived from these arrangements is reported on a gross basis (before deducting the TAC paid to Affiliates as cost of revenue—TAC), as we were the primary obligor to the advertisers in non-transitioned markets. The search revenue generated from mobile ads served through Yahoo Gemini that involve traffic supplied by Affiliates is reported gross of the TAC paid to Affiliates (reported as cost of revenue – TAC) as the Company performs the search service. Accordingly, the Company is considered the primary obligor to the advertisers who are the customers of the search advertising service. We also generate search revenue from a revenue sharing arrangement with Yahoo Japan for search technology and services as reported.

Search revenue for the year ended December 31, 2014 increased by 3 percent, compared to the same period of 2013, driven by revenue-per-search in the Americas region on Yahoo Properties and growth in advertising revenue from mobile, partially offset by the impact of the Microsoft transition in the Asia Pacific region. Search revenue increased for the year ended December 31, 2014, as compared to 2013, despite the expiration in March 2014 of Microsoft’s guarantee of Yahoo revenue-per-search under the Search Agreement (the “RPS Guarantee”) in the U.S. The increase in search revenue for the year ended December 31, 2014 was primarily attributable to an increase in advertising revenue on Yahoo Properties in the Americas, EMEA, and Asia Pacific regions of $94 million, $38 million, and $15 million, respectively, partially offset by a decline in advertising revenue on Affiliate sites in the Americas, EMEA, and Asia Pacific regions of $12 million, $8 million and $76 million, respectively. The decline in Affiliate search revenue in the Asia Pacific region was due to the required change in revenue presentation for transitioned markets from a gross (before TAC) to a net (after TAC) basis.

Search revenue for the year ended December 31, 2013 decreased by 8 percent, compared to 2012. Search revenue decreased primarily due to declines in Affiliate revenue in the Asia Pacific region resulting from the closure of our Korea business, and declines in Affiliate revenue in the EMEA region due to the required change in revenue presentation for transitioned markets from a gross (before TAC) to a net (after TAC) basis. This was partially offset by increased search revenue in the Americas region, which resulted from an increase in sponsored searches on Yahoo Properties and higher revenue per search due to improved ad formats.

Display Revenue

Display revenue is generated from the display of graphical and non-graphical advertisements (“display advertising”). We earn revenue from guaranteed or “premium” display advertising by delivering advertisements according to advertisers’ specified criteria, such as number of impressions during a fixed period on a specific placement. Also, we earn revenue from non-guaranteed or “non-premium” display advertising by delivering advertisements on a preemptible basis. Non-premium advertising also includes native advertising for which we recognize revenue when a user clicks on a native advertisement.

We recognize revenue from display advertising on Yahoo Properties and Affiliate sites as impressions of or clicks on display advertisements are delivered. Impressions are delivered when a sold advertisement appears in pages viewed by users. Clicks are delivered when a user clicks on a native advertisement. Arrangements for these services generally have terms of up to one year. For display advertising on Affiliate sites, we pay TAC to Affiliates for the revenue generated from the display of these advertisements on the Affiliate sites. The display revenue derived from these arrangements that involve traffic supplied by Affiliates is reported on a gross basis (before deducting the TAC paid to Affiliates as cost of revenue—TAC) as we are the primary obligor to the advertisers who are the customers of the display advertising service.

Display revenue for the year ended December 31, 2014 decreased by 4 percent, compared to 2013, primarily due to a mix shift from premium ad units to lower monetizing native ad units. The decline for the year ended December 31, 2014 was primarily attributable to a decline in advertising revenue on Yahoo Properties in the Americas, EMEA, and Asia Pacific regions of $64 million, $15 million, and $38 million, respectively, and a decline in advertising revenue on Affiliate sites in the EMEA region of $8 million, partially offset by an increase in advertising revenue on Affiliate sites in the Americas and Asia Pacific regions of $29 million and $15 million, respectively. The growth in Affiliate revenue in the Americas region was primarily attributable to incremental revenue from acquisitions made during 2014.

Display revenue for the year ended December 31, 2013 decreased by 9 percent, compared to 2012. This decrease was primarily attributable to a decline in number of ads that we sold on a premium basis on Yahoo Properties in the Americas region.

Other Revenue

Other revenue includes listings-based services revenue, transaction revenue, royalties, and fees revenue. Listings-based services revenue is generated from a variety of consumer and business listings-based services, including classified advertising, such as Yahoo Local and other services. We recognize listings-based services revenue when the services are performed. Transaction revenue is generated from facilitating commercial transactions through Yahoo Properties, principally from Yahoo Small Business, Yahoo Travel, and Yahoo Shopping. We recognize transaction revenue when there is evidence that qualifying transactions have occurred. We also receive royalties from Yahoo Japan and Alibaba Group that are recognized when earned. See Note 8—“Investments in Equity Interests Accounted for Using the Equity Method of Accounting” in the Notes to our consolidated financial statements for additional information on revenue earned from Yahoo Japan and Alibaba Group. Fees revenue consists of revenue generated from a variety of consumer and business fee-based services as well as services for small businesses. We recognize fees revenue when the services are performed.

Other revenue for the year ended December 31, 2014 decreased by 3 percent, compared to 2013. The decrease for the year ended December 31, 2014 was primarily attributable to a decline in listings-based revenue in the Americas, EMEA and Asia Pacific regions of $47 million, $15 million, and $6 million, respectively, partially offset by an increase in fees revenue in the Americas region of $37 million. The increase in fees revenue in the Americas region for the year ended December 31, 2014 was primarily attributable to royalty revenue associated with the patent sale and license agreement that we entered into in the second quarter of 2014. See “Significant Transactions—Patent Sale and License Agreement” for additional information.

Other revenue for the year ended December 31, 2013 increased by 3 percent, compared to 2012. The increase was primarily due to increased royalty revenue resulting from the amended TIPLA agreement with Alibaba Group. This was partially offset by a decrease in listings-based revenue in the Americas region.

Search and Display Metrics

We present information below regarding the number of “Paid Clicks” and “Price-per-Click” for search and the number of “Ads Sold” and “Price-per-Ad” for display. This information is derived from internal data.

“Paid Clicks” are defined as clicks by end-users on sponsored search listings (excluding native ad units) on Yahoo Properties and Affiliate sites. Advertisers generally pay for sponsored search listings on a per-click basis. “Search click-driven revenue” is gross search revenue (GAAP search revenue plus the related revenue share with third parties), excluding the Microsoft RPS Guarantee and search revenue from Yahoo Japan. “Price-per-Click” is defined as search click-driven revenue divided by our total number of Paid Clicks.

“Ads Sold” consist of display ad impressions for paying advertisers on Yahoo Properties. “Price-per-Ad” is defined as display revenue from Yahoo Properties divided by our total number of Ads Sold. Our price and volume metrics for display are based on display revenue which we report on a gross basis (before TAC), and include data for graphical, sponsorship, and native ad units on Yahoo Properties (including mobile). Our price and volume metrics for display exclude both the number of Ads Sold and the related revenue for certain regions and acquired companies where historical data was not retained in a manner that would support period-to-period comparison on these metrics. The countries and regions included in our display metrics are: the U.S., the United Kingdom, France, Germany, Spain, Italy, Taiwan, Hong Kong, Southeast Asia, and India.

We periodically review, refine and update our methodologies for monitoring, gathering, and counting number of Paid Clicks and Ads Sold and for calculating search click-driven revenue, Price-per-Click, and Price-per-Ad.

Tumblr, Inc. (“Tumblr”) data is included in our display metrics beginning in the first quarter of 2014. The Tumblr data that we included for the first and second quarter of 2014 consisted solely of native ad units. Also, commencing in the third quarter of 2013, we made three other updates to our methodologies. First, we have included the impressions and revenue associated with our native ad units, which are display ads that appear in the content streams viewed by users, in our display price and volume metrics (Ads Sold and Price-per-Ad). Second, to provide metrics that are more consistent with our historical revenue trends, the revenue and volume associated with other display advertisements sold on a price-per-click basis have been excluded from our search price and volume metrics (Paid Clicks and Price-per-Click) and they will continue to be excluded from our display price and volume metrics. Finally, the Microsoft RPS Guarantee has been excluded from the calculation of Price-per-Click. Due to the closure of the Korea business in the fourth quarter of 2012, “Ads Sold,” “Paid Clicks,” “Price-per-Ad,” and “Price-per-Click,” as presented below, exclude the Korea market for all periods presented. Prior period amounts have been updated to conform to the current presentation.

Search Metrics

For the year ended December 31, 2014, Paid Clicks increased 5 percent and Price-per-Click increased 11 percent, compared to 2013. The increase in Paid Clicks for the year ended December 31, 2014 was attributable to an increase in Paid Clicks on Yahoo Properties from distribution partners primarily in the Americas region, partially offset by a decline in Paid Clicks on Affiliate sites related to traffic quality initiatives across the regions. The increase in Price-per-Click for the year ended December 31, 2014 was primarily driven by a higher mix of traffic from the Americas region, which is higher monetizing as compared to other geographic regions, and improved Affiliate traffic quality across all regions resulting in higher Price-per-Click. Improvements in Price-per-Click resulted in year-over-year growth in search click-driven revenue for the year ended December 31, 2014 of 17 percent.

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

Display Metrics

For the year ended December 31, 2014, number of Ads Sold increased 17 percent and Price-per-Ad decreased 18 percent, compared to 2013. The increase in number of Ads Sold for the year ended December 31, 2014 was attributable to an increase in native ad units sold, partially offset by a decline in premium Ads Sold. Native ad units were launched late in the second quarter of 2013. Native ad units represented approximately 37 percent of total Ads Sold for the year ended December 31, 2014, as compared to 7 percent of total Ads Sold for the year ended December 31, 2013. The decrease in Price-per-Ad for the year ended December 31, 2014 was due to a shift in the mix of Ads Sold toward lower monetizing native ad units.

For the year ended December 31, 2013, number of Ads Sold decreased 1 percent and Price-per-Ad decreased 5 percent, compared to 2012. The decrease in number of Ads Sold year-over-year was attributable to a decline in premium Ads Sold, which was partially offset by growth in non-premium advertising as a result of native ad units. The decrease in Price-per-Ad year-over-year was due to a shift in the mix of Ads Sold towards lower monetizing native ad units.

Revenue ex-TAC by Segment

Americas

Americas revenue ex-TAC for the year ended December 31, 2014 increased $29 million, or 1 percent, compared to 2013. The increase in Americas revenue ex-TAC for the year ended December 31, 2014 was attributable to an increase in search revenue ex-TAC of $78 million, partially offset by declines in display revenue ex-TAC and other revenue ex-TAC of $35 million and $14 million, respectively. Search revenue ex-TAC in the Americas region increased 6 percent for the year ended December 31, 2014, as compared to the same period of 2013, as Paid Clicks increased 14 percent and Price-per-Click increased 3 percent in the region. The increase in search revenue ex-TAC for the year ended December 31, 2014 was attributable to an increase in search revenue on Yahoo Properties driven by higher revenue-per-search from a change in the design of the search results page and an increase in search advertising from mobile devices. Search revenue ex-TAC increased despite the expiration of the RPS Guarantee in the U.S in March 2014. The increase in search revenue ex-TAC on Yahoo Properties was partially offset by a decline in Affiliate search revenue in the region. The decline in display revenue ex-TAC for the year ended December 31, 2014 was due to a decline in premium ads sold on Yahoo Properties, partially offset by an increase in native advertising and advertising on Affiliate sites. The decline in other revenue ex-TAC for the year ended December 31, 2014 was primarily attributable to a decline in listings-based revenue, partially offset by an increase in fees revenue, as a result of the patent license revenue.

Americas revenue ex-TAC for the year ended December 31, 2013 increased $43 million, or 1 percent, compared to 2012. The increase in Americas revenue ex-TAC was primarily attributable to an increase in search revenue ex-TAC of $148 million and fees revenue of $87 million. The increase in search revenue ex-TAC was attributable to an increase in sponsored searches on Yahoo Properties and higher revenue per search due to improved ad formats. The increase in fees revenue was primarily due to increased royalty revenue resulting from the amended TIPLA agreement with Alibaba Group. These increases were partially offset by a decline in display revenue ex-TAC of $142 million due to declines in the number of Ads Sold on a premium basis on Yahoo Properties, and a decline in listings-based revenue of $50 million.

Revenue ex-TAC in the Americas accounted for approximately 76 percent of total revenue ex-TAC for the year ended December 31, 2014, compared to 75 percent in 2013 and 73 percent in 2012.

EMEA

EMEA revenue ex-TAC for the year ended December 31, 2014 decreased $4 million, or 1 percent, compared to 2013. The decrease in EMEA revenue ex-TAC for the year ended December 31, 2014 was primarily attributable to declines in both display and other revenue ex-TAC of $17 million each, partially offset by an increase in search revenue ex-TAC of $30 million. Search revenue ex-TAC in the EMEA region increased 31 percent for the year ended December 31, 2014, as compared to the same period of 2013. The increase in search revenue ex-TAC for year ended December 31, 2014 was due to an increase in search advertising on Yahoo Properties driven by distribution deals that contributed to improved revenue-per-search. The decline in display revenue ex-TAC for the year ended December 31, 2014 was due to a decline in premium ads sold on Yahoo Properties, primarily Homepage, partially offset by an increase in non-premium advertising on Yahoo Properties, due to the launch of native advertising in the region in 2014. The decline in other revenue ex-TAC was primarily due to a decline in listings-based revenue.

EMEA revenue ex-TAC for the year ended December 31, 2013 decreased $16 million, or 4 percent, compared to 2012, due to declines in display revenue ex-TAC on Yahoo Properties driven by a decrease in premium advertising primarily related to Yahoo Mail.

Revenue ex-TAC in EMEA accounted for approximately 8 percent of total revenue ex-TAC for the years ended December 31, 2014, 2013, and 2012.

Asia Pacific

Asia Pacific revenue ex-TAC for the year ended December 31, 2014 decreased $50 million, or 7 percent, compared to 2013. The decline for the year ended December 31, 2014 was primarily attributable to declines in search and display revenue ex-TAC of $23 million and $22 million, respectively. The decline in search revenue ex-TAC for the year ended December 31, 2014 was primarily attributable to the revenue share with Microsoft associated with the Search Agreement. The decline in display revenue ex-TAC for the year ended December 31, 2014 was primarily attributable to a decline in premium advertising on Yahoo Properties due to a decline in supply. This decline was partially offset by an increase in non-premium advertising on Yahoo Properties due to the launch of native advertising in the region as well as an increase in display revenue from Affiliate sites. Revenue ex-TAC in the Asia Pacific region was also impacted by unfavorable foreign exchange fluctuations of $27 million for the year ended December 31, 2014.

Asia Pacific revenue ex-TAC for the year ended December 31, 2013 decreased $70 million, or 8 percent compared to 2012. The decline was primarily attributable to a decrease in revenue ex-TAC related to the closure of our Korea business of $63 million and unfavorable foreign exchange rate fluctuations.

Revenue ex-TAC in Asia Pacific accounted for approximately 16 percent of total revenue ex-TAC for the year ended December 31, 2014, compared to 17 percent in 2013 and 19 percent in 2012.

Direct Costs by Segment

Starting in the fourth quarter of 2014, we adopted a revised methodology for allocating costs between our regions and global operations. The change reflects how management views our business today. The revised methodology reflects the following costs in global operations: marketing, media, costs associated with Yahoo Properties, and ad operations. These costs historically were managed by each segment and are now managed globally. Prior period amounts and commentary related to our direct costs have been revised to conform to the current presentation.

Americas

For the year ended December 31, 2014, direct costs attributable to the Americas segment increased $5 million, or 3 percent, compared to 2013. For the year ended December 31, 2014, the increase in direct costs was primarily due to increases in content and other costs of $9 million, partially offset by a decline in travel and entertainment expense and facilities and equipment expense of $4 million.

For the year ended December 31, 2013, direct costs attributable to the Americas segment decreased $106 million, or 35 percent, compared to 2012. The decrease in direct costs was primarily due to declines in compensation costs of $83 million, bandwidth and other cost of revenue of $7 million, content costs of $6 million, travel and entertainment expense of $5 million, and facilities and equipment and outside service provider expenses of $4 million.

Direct costs attributable to the Americas segment represented approximately 6 percent of Americas revenue ex-TAC for the year ended December 31, 2014, compared to 6 percent in 2013 and 9 percent in 2012.

EMEA

For the years ended December 31, 2014 and 2013, direct costs attributable to the EMEA segment decreased $2 million, or 3 percent, and $7 million, or 7 percent, compared to 2013 and 2012, respectively, primarily due to a decline in compensation costs, bandwidth and other cost of revenue, and content costs, partially offset by a decline in outside service provider expense.

Direct costs attributable to the EMEA segment represented approximately 26 percent of EMEA revenue ex-TAC for the year ended December 31, 2014, compared to 26 percent and 27 percent in 2013 and 2012, respectively.

Asia Pacific

For the year ended December 31, 2014, direct costs attributable to the Asia Pacific segment increased $2 million, or 1 percent, compared to 2013, primarily due to an increase in compensation costs.

For the year ended December 31, 2013, direct costs attributable to the Asia Pacific segment increased $15 million, or 8 percent, compared to 2012. The increase was primarily attributable to increases in bandwidth and other cost of revenue of $9 million, content costs of $8 million, and marketing and public relations expense of $5 million, partially offset by a decline in compensation costs, travel and entertainment expense and other costs of $7 million.

Direct costs attributable to the Asia Pacific segment represented approximately 28 percent of Asia Pacific revenue ex-TAC for the year ended December 31, 2014, compared to 26 percent in 2013 and 22 percent in 2012.

Operating Costs and Expenses

Cost of Revenue—TAC

TAC consists of payments made to third-party entities that have integrated our advertising offerings into their Websites or other offerings and payments made to companies that direct consumer and business traffic to Yahoo Properties. We enter into agreements of varying duration that involve TAC. There are generally two economic structures of the Affiliate agreements: fixed payments with or without a guaranteed minimum amount of traffic delivered or variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or paid clicks. We expense TAC under two different methods. Agreements with fixed payments are expensed ratably over the term the fixed payment covers or as traffic is delivered. Agreements based on a percentage of revenue, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

TAC for the year ended December 31, 2014 decreased $37 million, or 15 percent, compared to 2013. The decrease for the year ended December 31, 2014, compared to 2013, was primarily attributable to declines in TAC in the Asia Pacific and EMEA regions of $38 million and $6 million, respectively, partially offset by an increase in TAC in the Americas region of $8 million related to an increase in search and listings-based TAC. The decline in the Asia Pacific region was primarily attributable to the required change in revenue presentation for transitioned markets from a gross (before TAC) basis to a net (after TAC).

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

TAC represented approximately 5 percent of GAAP revenue for the year ended December 31, 2014, compared to 6 percent and 10 percent in 2013 and 2012, respectively.

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

Cost of revenue—other decreased $14 million, or 1 percent, for the year ended December 31, 2014, compared to 2013, due to declines in depreciation and amortization expense of $23 million, compensation costs of $10 million, and facilities and equipment expense of $4 million partially offset by increases in stock-based compensation expense of $18 million and credit card fees of $5 million.

Cost of revenue—other decreased $7 million, or 1 percent, for the year ended December 31, 2013, compared to 2012. The decrease for the year ended December 31, 2013, compared to 2012, was primarily due to a decline in amortization of developed technology and patents of $18 million partially offset by an increase in content costs of $11 million.

Cost of revenue—other represented approximately 23 percent of GAAP revenue for the year ended December 31, 2014, compared to 23 percent and 22 percent in 2013 and 2012, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses (including stock-based compensation expense), sales commissions, and travel costs.

Sales and marketing expenses for the year ended December 31, 2014 increased $103 million, or 9 percent, as compared to 2013. For the year ended December 31, 2014, compensation costs increased $40 million, stock-based compensation expense increased $53 million, marketing and public relations expense increased $14 million, and facilities expense increased $14 million. These increases were partially offset by declines in travel and entertainment expense of $9 million and outside service provider expenses of $9 million. The increase in compensation costs for the year ended December 31, 2014 was attributable to increases in sales commissions and merit-based increases in salaries, as well as increases in benefits and incentive compensation. The increase in stock-based compensation expense for the year ended December 31, 2014 was attributable to an increase in the number of awards being expensed at a higher fair value. The increase in marketing and public relations expense for the year ended December 31, 2014 was primarily due to increased media advertising and spend on promotional event management.

Sales and marketing expenses for the year ended December 31, 2013 increased $29 million, or 3 percent, as compared to 2012. The year-over-year increase was primarily due to an increase in marketing expenses of $31 million and stock-based compensation expenses of $20 million. This was offset by a decline in other compensation costs of $25 million. The increase in marketing expenses was primarily due to advertising campaigns to generate additional traffic on Yahoo Shopping, Mail, Autos and Screen, as well as our On the Road with Yahoo marketing campaign and our Fantasy Football television advertising campaign, for which there were no similar campaigns in 2012. The increase in stock based compensation in the sales and marketing function was due to an increase in the number of awards granted at a higher fair value, including performance-based awards. The decline in other compensation costs in the sales and marketing function was primarily due to a decline in average headcount in the function year-over-year.

Sales and marketing expenses represented approximately 27 percent of GAAP revenue for the year ended December 31, 2014, compared to 24 percent and 22 percent in 2013 and 2012, respectively.

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

Product development expenses for the year ended December 31, 2014 increased $199 million, or 20 percent, as compared to 2013. For the year ended December 31, 2014, the increase was primarily attributable to increases in compensation costs of $131 million, stock-based compensation expense of $56 million, and a decline in capitalizable projects of $38 million, partially offset by declines in depreciation and amortization expense of $12 million, and outside service provider expense of $14 million. The increase in compensation costs for the year ended December 31, 2014 was primarily attributable to a 6 percent increase in headcount year-over-year, including incremental headcount for mobile and search as well as merit-based increases in salaries, increases in costs from a shift in location of employees, increases in benefits, increased headcount from acquisitions, and increases in incentive compensation. The increase in stock-based compensation expense for the year ended December 31, 2014 was attributable to an increase in the number of awards being expensed at a higher fair value and an increase in expense related to equity assumed and granted related to acquisitions.

Product development expenses for the year ended December 31, 2013 increased $123 million, or 14 percent, as compared to 2012. For the year ended December 31, 2013, the increase was primarily attributable to a decline in capitalizable projects of $65 million, as well as an increase in facilities and equipment expense of $24 million, stock based compensation expense of $9 million, compensation costs of $11 million due to an increase in headcount in the function, and travel and entertainment expense of $6 million. The increase in stock based compensation in the product development function was due to an increase in the number of awards granted at a higher fair value.

Product development expenses represented approximately 26 percent of GAAP revenue for the year ended December 31, 2014, compared to 22 percent and 18 percent in 2013 and 2012, respectively.

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses (including stock-based compensation expense) related to other corporate departments and fees for professional services.

General and administrative expenses for the year ended December 31, 2014 increased $5 million, or 1 percent, as compared to 2013, due to increases in stock-based compensation expense of $16 million, outside service provider expense of $3 million, facilities and equipment expense of $3 million, and compensation costs of $2 million. These increases were partially offset by a decline in depreciation and amortization expense of $4 million, benefits related to net gains on disposal of assets of $9 million and business tax refunds received of $6 million. The increase in stock-based compensation expense for the year ended December 31, 2014 was attributable to an increase in the number of awards being expensed at a higher fair value.

General and administrative expenses for the year ended December 31, 2013 increased $29 million, or 5 percent, as compared to 2012. The increase in expenses in the general and administrative function was due to increases in facilities and equipment expense of $20 million due to investments in office space and our global employee experience, compensation costs of $13 million due to an increase in headcount in the function, and stock-based compensation expense of $20 million due to an increase in the number of awards granted at a higher fair value, including performance-based awards. This was partially offset by a decline of $20 million in legal costs.

General and administrative expenses represented approximately 12 percent of GAAP revenue for the year ended December 31, 2014, compared to 12 percent and 11 percent in 2013 and 2012, respectively.

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

Amortization of intangibles for the year ended December 31, 2014 increased $22 million, or 49 percent, as compared to 2013, primarily driven by amortization of intangible assets related to Tumblr, which we acquired in the second quarter of 2013.

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

Amortization of intangibles represented approximately 2 percent of GAAP revenue for the year ended December 31, 2014, compared to 1 percent in both 2013 and 2012.

Gains on Sales of Patents

For the year ended December 31, 2014, we sold certain patents and recorded gains on sales of patents of approximately $98 million. These gains on sales of patents include patents sold to a wholly-owned affiliate of Alibaba Group for a gain on sale of $24 million and patents sold to Yahoo Japan for a gain on sale of $12 million. See “Significant Transactions—Patent Sale and License Agreement” for additional information on significant patents sold during 2014.

For the year ended December 31, 2013, we sold certain patents and recorded gains on sales of patents of approximately $80 million. The gains on sales of patents were primarily related to a patent sale agreement with a wholly-owned affiliate of Alibaba Group entered into during 2013 for $70 million.

See Note 4—“Acquisitions and Dispositions” in the Notes to our consolidated financial statements for additional information.

Goodwill Impairment Charge

We conducted our annual goodwill impairment test as of October 31, 2014 and determined that the fair values of our reporting units, with the exception of (1) the Middle East and (2) India & Southeast Asia reporting units, exceeded their carrying values and therefore goodwill in those reporting units was not impaired. We concluded that the carrying value of each of the Middle East and India & Southeast Asia reporting units exceeded its fair value and recorded a goodwill impairment charge of approximately $79 million and $9 million, respectively. During 2013, we recorded a $64 million goodwill impairment charge for the Middle East reporting unit.

For the Europe reporting unit, the percentage by which the estimated fair value exceeded the carrying value as of October 31, 2014 was 12 percent and the amount of goodwill allocated to the Europe reporting unit was $465 million. The key assumptions used for the 2014 goodwill impairment test for Europe were 1) revenue ex-TAC cumulative average growth rate of approximately 5 percent over the next 5 year period, 2) adjusted EBITDA growth rate of 15 percent over the next five years, 3) discount rate of 11 percent, and 4) terminal value growth rate of 3 percent. Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions. It is reasonably possible that changes in judgments, assumptions and estimates we made in assessing the fair value of goodwill could cause us to consider some portion or all of the remaining goodwill of the Europe reporting unit to become impaired. In addition, a future decline in the overall European market conditions and/or changes in our market share in the European market could negatively impact the market comparables, estimated future cash flows and discount rates used in the market and income approaches to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

See Note 5—“Goodwill” in the Notes to our consolidated financial statements for additional information.

Restructuring Charges, Net

For the years ended December 31, 2012, 2013, and 2014, restructuring charges, net was comprised of the following (dollars in thousands):

	Year Ended December 31,
	2012	2013	2014
Employee severance pay and related costs	$139,623	$12,337	$30,749
Non-cancelable lease, contract termination, and other charges	27,785	15,822	79,317
Non-cash reversals of stock-based compensation expense	(3,429)	—	—
Other non-cash charges (credits), net	109,896	547	(3,394)
Changes in estimates and reversals of previous charges	(37,705)	(24,940)	(3,222)

Restructuring charges, net	$236,170	$3,766	$103,450

We have implemented various restructuring plans to reduce our cost structure, align resources with our product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers. During the year ended December 31, 2012, we recorded expense of $103 million, $45 million, and $88 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the year ended December 31, 2013, we recorded expense of $1 million, $3 million, and less than $1 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the year ended December 31, 2014, we recorded expense of $76 million, $25 million, and $2 million related to the Americas, EMEA, and Asia Pacific segments, respectively. The amounts recorded during the year ended December 31, 2014 were primarily related to the consolidation of a data center as we ceased use of that facility pursuant to a restructuring plan we initiated in 2011 and severance charges related to restructuring plans that we initiated in 2014 as part of our location strategy and to align resources.

The $84 million restructuring liability as of December 31, 2014 consists of $16 million for employee severance expenses, which we expect to pay out by the end of the third quarter of 2015, and $68 million related to non-cancelable lease costs, which we expect to pay over the terms of the related obligations through the fourth quarter of 2021, less estimated sublease income.

See Note 15—“Restructuring charges, net” in the Notes to our consolidated financial statements for additional information.

Other Income, Net

Other income, net was as follows (dollars in thousands):

	Years Ended December 31,			2012-2013 Dollar Change	2013-2014 Dollar Change
	2012	2013	2014
Interest, dividend, and investment income	$41,673	$57,544	$26,309	$15,871	$(31,235)
Interest expense	(9,297)	(14,319)	(68,851)	(5,022)	(54,532)
Gain related to the sale of Alibaba Group shares	4,603,322	—	—	(4,603,322)	—
Gain on sale of Alibaba Group ADSs	—	—	10,319,437	—	10,319,437
Gain on Hortonworks warrants	—	—	98,062	—	98,062
Other income (expense), net	12,141	132	(5,518)	(12,009)	(5,650)

Total other income, net	$4,647,839	$43,357	$10,369,439	$(4,604,482)	$10,326,082

Interest, dividend, and investment income consists of income earned from cash in bank accounts, investments made in marketable securities and money market funds, and dividend income on the Alibaba Group Preference Shares prior to the redemption of such shares in May 2013. Interest, dividend, and investment income increased $16 million and decreased $31 million for the years ended December 31, 2013 and 2014, respectively, compared to 2012 and 2013, respectively, primarily due to dividend income on the Alibaba Group Preference Shares received during the years ended December 31, 2012 and 2013, for which there was no similar income for the year ended December 31, 2014.

Interest expense is related to the $1.4375 billion of 0.00% Convertible Notes due 2018 (the “Notes”) we issued in November 2013, interest expense on notes payable related to building obligations and capital lease obligations for data centers. Interest expense increased $5 million and $54 million for the years ended December 31, 2013 and 2014, respectively, compared to 2012 and 2013, respectively, primarily due to the accreted non-cash interest expense related to the Notes.

For the year ended December 31, 2012, we recorded a pre-tax gain of approximately $4.6 billion related to the sale to Alibaba Group of the Alibaba Group shares. See Note 8—“Investments in Equity Interests Accounted for Using the Equity Method of Accounting” in the Notes to our consolidated financial statements for additional information.

For the year ended December 31, 2014, we recorded a pre-tax gain of approximately $10 billion related to the sale of Alibaba Group ADSs. See “Significant Transactions—Alibaba Group Holding Limited Initial Public Offering” above and Note 8—“Investments in Equity Interests Accounted for Using the Equity Method of Accounting” in the Notes to our consolidated financial statements for additional information.

We hold warrants that vested upon the December 12, 2014 initial public offering of Hortonworks Inc. (“Hortonworks”), which entitle us to purchase an aggregate of 3.7 million shares of Hortonworks common stock upon exercise of the warrants. We hold 6.5 million preferred warrants that are exercisable for 3.25 million shares of common stock at an exercise price of $0.01 per share, as well as 0.5 million common warrants that are exercisable for 0.5 million shares of common stock at an exercise price of $8.46 per share. We determined the estimated fair value of the warrants using the Black-Scholes model. During the year ended December 31, 2014, we recorded a gain of $57 million upon the initial public offering of Hortonworks and a $41 million gain related to the mark to market of the warrants held as of December 31, 2014, which were included within other income, net on the consolidated statements of income. Changes in the estimated fair value of the Hortonworks warrants will be recorded through other income, net in our consolidated statements of income.

Other income (expense), net consists of gains and losses from sales or impairments of marketable securities and/or investments in privately-held companies, foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, and unrealized and realized foreign currency transaction gains and losses, including gains and losses related to balance sheet hedges. Other income (expense), net decreased $12 million and $6 million for the years ended December 31, 2013 and 2014, respectively, compared to 2012 and 2013, respectively. The decline from 2012 to 2013 was primarily due to an investment sale in 2012, for which there were no similar transactions in 2013. The increase in expense from 2013 to 2014 was primarily due to foreign exchange losses.

Other income, net may fluctuate in future periods due to changes in our average investment balances, changes in interest and foreign exchange rates, changes in the fair value of foreign currency forward contracts, realized gains and losses on investments, and impairments of investments.

Income Taxes

The provision for income taxes for the year ended December 31, 2014 differs from the amount computed by applying the federal statutory income tax rate to income before provision for income taxes and earnings in equity interests as follows (dollars in thousands):

	Years Ended December 31,
	2012	(*)	2013	(*)	2014	(*)
Income tax at the U.S. federal statutory rate of 35 percent	$1,824,973	35%	$221,648	35%	$3,679,333	35%
State income taxes, net of federal benefit	237,637	5%	23,000	4%	400,824	4%
Stock-based compensation expense	19,946	—	16,015	3%	8,132	—
Research tax credits	—	—	(18,036)	(3)%	(23,775)	—
Effect of non-U.S. operations	(138,078)	(3)%	(47,968)	(8)%	(53,079)	(1)%
Settlement with tax authorities	(4,711)	—	(46,943)	(7)%	(24,870)	—
Remeasurement of prior year tax positions	—	—	(24,246)	(4)%	—	—
Acquisition related non-deductible expenses	1,894	—	9,296	1%	16,881	—
Goodwill impairment charge	—	—	22,244	3%	30,945	—
Other	(1,618)	—	(1,618)	—	3,711	—

Provision for income taxes	$1,940,043	37%	$153,392	24%	$4,038,102	38%

(*)	Percent of income before income taxes and earnings in equity interests.

Significant variances year-over-year as shown above are further explained as follows:

•

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law retroactively extending the federal research and development credit for amounts paid or incurred after December 31, 2011 and before January 1, 2014. As such, the provision for income taxes for the year ended December 31, 2013 reflects the benefit of both the 2012 and 2013 federal research and development tax credits. On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law, extending this 2014 federal research and development credit. As such, the provision for income taxes for the year ended December 31, 2014 reflects the benefit of the 2014 federal research and development tax credit.

•

In 2012, in connection with a review of our cash position and anticipated cash needs for investment in our core business, including potential acquisitions, capital expenditures and stock repurchases, we made a one-time distribution of cash from certain of our consolidated foreign subsidiaries resulting in an overall net benefit for the year ended December 31, 2012 of approximately $117 million. The benefit is primarily due to excess foreign tax credits. Of the $117 million, $102 million is included above within “effect of non-U.S. operations.” In 2013, “effect of non-U.S. operations” includes an additional benefit of $36 million due to more excess foreign tax credits becoming available as certain tax matters were resolved with various tax authorities during the year. In 2014, a detriment of $8 million was included in “effect of non-U.S. operations” to account for the corresponding adjustments from the IRS on foreign earnings available at the time of 2012 repatriation.

•

In 2013, we settled the IRS income tax examination for the 2005 and 2006 returns resulting in a benefit of approximately $54 million. In 2014, we settled the IRS income tax examination for the 2007 through 2010 returns resulting in a benefit of approximately $25 million.

•	In 2014, YHK sold 140 million Alibaba Group ADSs in the IPO at an initial public offering price of $68.00 per ADS, which resulted in an increase in our provision for income taxes for 2014.

As of December 31, 2014, we do not anticipate repatriating our undistributed foreign earnings of approximately $2.9 billion. Those earnings are principally related to our equity investment in Yahoo Japan Corporation (“Yahoo Japan”). If those earnings were to be repatriated in the future, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Our gross amount of unrecognized tax benefits as of December 31, 2014 was $1,024 million, of which $970 million is recorded on our consolidated balance sheets. The gross unrecognized tax benefits as of December 31, 2014 increased by $328 million from the recorded balance as of December 31, 2013 primarily related to tax reserves associated with the sale of the Alibaba Group ADSs and foreign tax credits.

We are in various stages of examination and appeal in connection with our taxes both in the U.S. and in foreign jurisdictions. Those audits generally span tax years 2005 through 2012. As of December 31, 2014, the IRS Appeals division has finalized our protest of the 2007 and 2008 audit results, and the IRS exam team has finalized the examination of our 2009 and 2010 U.S. federal income tax returns. We do not plan to appeal the results of the IRS examination of our 2009 and 2010 U.S. federal income tax returns. We have protested the proposed California Franchise Tax Board’s adjustments to the 2005 through 2008 returns, but no conclusions have been reached to date. While it is difficult to determine when the examinations will be settled or their final outcomes, we believe that we have adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We estimate that we will pay taxes of approximately $3.3 billion in the three months ended March 31, 2015 related to YHK’s sale of Alibaba Group ADSs in the IPO on September 24, 2014. As of December 31, 2014, we accrued deferred tax liabilities of $16.2 billion associated with the Alibaba Group shares that we retained. Such deferred tax liabilities will be subject to periodic adjustments due to changes in the fair value of the Alibaba Group shares.

We may have additional tax liabilities in China related to the sale to Alibaba Group of 523 million Alibaba Group shares that took place during the year ended December 31, 2012 and related to the sale of 140 million Alibaba Group ADSs sold in the IPO that took place during the year ended December 31, 2014. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S. through the use of foreign tax credits with respect to the sale in 2012. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S. with respect to the sale in 2014 through the use of foreign tax credits to the extent there is sufficient foreign source income.

Tax authorities from the Brazilian State of Sao Paulo have assessed certain indirect taxes against our Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment totaling approximately $120 million is for calendar years 2008 through 2011. We currently believe the assessment is without merit. We believe the risk of loss is remote and have not recorded an accrual for the assessment.

Earnings in Equity Interests

We record our share of the results of earnings in equity interests, including tax impacts, one quarter in arrears, within earnings in equity interests in the consolidated statements of income. Earnings in equity interests for the year ended December 31, 2014 were approximately $1,058 million, compared to $897 million and $676 million for 2013 and 2012, respectively. Earnings in equity interests increased during the years ended December 31, 2013 and 2014, compared to each of 2012 and 2013, respectively, primarily due to continued improved financial performance for Alibaba Group. For 2014, this increase was offset in part by a significant decline in earnings in equity interests during the fourth quarter of 2014 because, following Alibaba Group’s IPO in September 2014, we no longer account for our interest in Alibaba Group using the equity method. Since we no longer use the equity method to account for our interest in Alibaba Group, our earnings in equity interests and net income will also be materially lower in future periods.

See “Significant Transactions—Alibaba Group Holding Limited Initial Public Offering” above and Note 8—“Investments in Equity Interests Accounted for Using the Equity Method of Accounting” in the Notes to our consolidated financial statements for additional information.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our consolidated financial statements. Noncontrolling interests were approximately $10 million in 2014, compared to $10 million in 2013 and $5 million in 2012. Noncontrolling interests recorded in 2014, 2013, and 2012 were related to the Yahoo!7 venture in Australia and New Zealand.

Liquidity and Capital Resources

As of and for each of the years ended December 31 (dollars in thousands):

	2013	2014
Cash and cash equivalents	$2,077,590	$2,667,916
Short-term marketable securities	1,330,304	5,327,412
Long-term marketable securities	1,589,500	2,230,892

Total cash, cash equivalents, and marketable securities	$4,997,394	$10,226,220

Percentage of total assets	30%	17%

Cash Flow Highlights	2012	2013	2014
Net cash (used in) provided by operating activities	$(281,554)	$1,195,247	$896,700
Net cash provided by (used in) investing activities	$3,362,044	$(23,221)	$3,761,969
Net cash used in financing activities	$(1,979,457)	$(1,743,884)	$(4,022,466)

Our operating activities for 2012, 2013, and 2014 have generated adequate cash to meet our operating needs.

On September 24, 2014, Alibaba Group closed its IPO. We received cash proceeds of $9.4 billion (net of underwriting discounts, commissions, and fees of approximately $115 million) from YHK’s sale of 140 million Alibaba Group ADSs. As of February 26, 2015, we have substantially completed our commitment to return to our stockholders at least half of the after-tax proceeds (approximately $3.1 billion) we received from YHK’s sale of the Alibaba Group ADSs in the IPO. We estimate that we will pay taxes of approximately $3.3 billion in the three months ended March 31, 2015 related to YHK’s sale of Alibaba Group ADSs in the IPO.

As of December 31, 2014, we had cash, cash equivalents, and marketable securities (excluding Alibaba Group and Hortonworks equity securities) totaling $10.2 billion compared to $5.0 billion at December 31, 2013. The increase was due to the net cash proceeds of $9.4 billion received from the sale of 140 million Alibaba Group ADSs in the IPO. This was partially offset by the repurchase of approximately 102 million shares of our outstanding common stock for approximately $4.2 billion and $859 million used for acquisitions.

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

Our foreign subsidiaries held $524 million of our total $10 billion of cash and cash equivalents and marketable securities (excluding Alibaba Group and Hortonworks equity securities) as of December 31, 2014. The cumulative earnings remaining in our consolidated foreign subsidiaries, if repatriated to the U.S., under current law, would be subject to U.S. income taxes with an adjustment for foreign tax credits. For the earnings that are considered indefinitely reinvested outside the U.S., principally related to our equity method investment in Yahoo Japan, we do not anticipate a need to repatriate these earnings for use in our U.S. operations.

We have a credit agreement with Citibank, N.A., as Administrative Agent (as amended, the “Credit Agreement”) that provides for a $750 million unsecured revolving credit facility, subject to increase by up to $250 million in accordance with its terms. The Credit Agreement terminates on October 8, 2015, unless extended by the parties. As of December 31, 2014, we were in compliance with the financial covenants in the Credit Agreement and no amounts were outstanding.

We invest excess cash predominantly in marketable securities, money market funds, and time deposits that are liquid, highly rated, and our investment portfolio has an effective maturity of less than one year. Our marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The fair value for securities is determined based on quoted market prices of the historical underlying security or from readily available pricing sources for the identical underlying securities that may not be actively traded as of the valuation date. As of December 31, 2014, certain of our marketable securities had a fair value below cost due primarily to the changes in market rates of interest and yields on these securities. We evaluate these investments periodically for possible other-than-temporary impairment. We have no current requirement or intent to sell these securities. We expect to recover up to (or beyond) the initial cost of the investment.

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

We expect to generate positive cash flows from operations in 2015. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable securities, together with any cash generated from operations, and borrowings under the Credit Agreement, will be sufficient to meet normal operating requirements and capital expenditures for the next twelve months.

See Note 2—“Marketable Securities, Investments and Fair Value Disclosures” in the Notes to our consolidated financial statements for additional information.

Cash Flow Changes

Net cash provided by operating activities.

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, working capital changes and dividends received from equity investees. Non-cash adjustments include depreciation, amortization of intangible assets, accretion of convertible notes discount, stock-based compensation expense, non-cash restructuring charges, non-cash goodwill impairment charges, tax benefits from stock-based awards, excess tax benefits from stock-based awards, deferred income taxes, earnings in equity interests, and gains from sales of patents.

For the year ended December 31, 2014, operating activities provided $897 million in cash. Net income for the year ended December 31, 2014 was $7.5 billion, which was adjusted for the following increases related to non-cash items: depreciation, amortization of intangibles and accretion of Notes discount of $666 million, stock-based compensation expense of $420 million, tax benefits from stock-based awards of $146 million, deferred income tax expense of $466 million, goodwill impairment charge of $88 million and losses from sales of investments, assets and other of $35 million, offset by the gain on sale of Alibaba Group ADSs of $10.3 billion and other reductions for non-cash items including: earnings in equity interests of $1.1 billion, excess tax benefits from stock-based awards of $150 million, gains on sales of patents of $98 million, gain on Hortonworks warrants of $98 million, and restructuring reversals of $3 million. Additionally, we received dividends of $84 million from Yahoo Japan and working capital sources of cash of $3.5 billion, which were partially offset by working capital uses of cash of $274 million.

For the year ended December 31, 2013, operating activities provided $1.2 billion in cash. Net income for the year ended December 31, 2013 was $1.4 billion, which was adjusted for the following increases related to non-cash items: depreciation, amortization of intangibles and accretion of Notes discount of $634 million, stock-based compensation expense of $278 million, goodwill impairment charge of $64 million, tax benefits from stock-based awards of $49 million, and losses from sales of investments, assets and other of $22 million, offset by the following reductions for non-cash items including: earnings in equity interests of $897 million, excess tax benefits from stock-based awards of $64 million, deferred income tax benefit of $84 million, dividend income related to Alibaba Group Preference Shares of $36 million, and gains on sales of patents of $80 million. Additionally, we received dividends of $135 million from equity investees and working capital sources of cash of $54 million, which were offset by working capital uses of cash of $257 million.

For the year ended December 31, 2012, operating activities resulted in a net use of cash of $282 million. Net income for the year ended December 31, 2012 was $4 billion, which was adjusted for the following increases related to non-cash items: depreciation and amortization of intangibles of $655 million, stock-based compensation expense of $221 million, and restructuring charges of $110 million, offset by the gain on our sale of Alibaba Group shares in the Initial Repurchase of $4.6 billion and other reductions for non-cash items including: earnings in equity interests of $676 million, excess tax benefits from stock-based awards of $36 million, deferred income tax benefit of $769 million, dividend income related to Alibaba Group Preference Shares of $20 million, tax detriments from stock-based awards of $31 million, and gains from sales of investments, assets and other of $12 million. Additionally, we received dividends of $84 million from Yahoo Japan and working capital sources of cash of $847 million.

Net cash provided by (used in) investing activities.

Cash provided by (used in) investing activities is primarily attributable to sales and maturities of marketable securities, sales of our strategic investments or settlement of derivative hedge contracts, acquisitions, purchases of marketable securities, capital expenditures, and purchases of intangible assets.

During the year ended December 31, 2014, the $3.8 billion provided by investing activities was due to $9.4 billion in cash proceeds from the sale of Alibaba Group ADSs, net of underwriting discounts, fees and commissions, proceeds from sales and maturities of marketable securities of $3.2 billion, $254 million in proceeds received from settlement of derivative hedge contracts, and $86 million in proceeds from sales of patents, partially offset by $7.9 billion in purchases of marketable securities, $372 million used for capital expenditures, $859 million used for acquisitions, and $74 million used for additional equity investments.

During the year ended December 31, 2013, the $23 million used in investing activities was due to purchases of marketable securities of $3.2 billion, $338 million used for capital expenditures, and $1.2 billion used for acquisitions, offset by net proceeds from sales and maturities of marketable securities of $3.6 billion, $800 million received from the redemption of the Alibaba Group Preference Shares, $80 million from sales of patents, and $290 million from the settlement of foreign exchange contracts (including the settlement of certain foreign exchange forward contracts designated as net investment hedges).

During the year ended December 31, 2012, the $3.4 billion provided by investing activities was due to cash proceeds, net of fees, of $6.2 billion received in connection with the Initial Repurchase and proceeds from the sale of investments and other investing activities of $26 million. This was offset by $2.4 billion utilized for net purchases of marketable securities and $506 million used from capital expenditures.

Net cash used in financing activities.

Cash used in financing activities is driven by stock repurchases offset by employee stock option exercises and employee stock purchases.

During the year ended December 31, 2014, the $4 billion used in financing activities was due to $4.2 billion used for the repurchase of shares of our common stock at an average price of $40.94 per share, $22 million used for distributions to noncontrolling interests, and $295 million used for tax withholding payments related to net share settlements of restricted stock units and other financing activities. This use of cash was partially offset by $308 million in cash proceeds received from employee stock option exercises and employee stock purchases made through our employee stock purchase plan, and an excess tax benefit from stock-based awards of $150 million.

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

In 2014, 2013, and 2012, $150 million, $64 million, and $36 million, respectively, of excess tax benefits from stock-based awards for options exercised in current and prior periods were included as a source of cash flows from financing activities. These excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods. We have accumulated excess tax deductions relating to stock options exercised prior to January 1, 2006 available to reduce income taxes otherwise payable. To the extent such deductions reduce income taxes payable in the current year, they are reported as financing activities in the consolidated statements of cash flows. See Note 14—“Employee Benefits” in the Notes to our consolidated financial statements for additional information.

Stock Repurchases

In June 2010, the Board authorized a stock repurchase program allowing us to repurchase up to $3 billion of our outstanding shares of common stock. That repurchase program, which by its terms would have expired in June 2013, was exhausted during the third quarter of 2012. In May 2012, the Board authorized a stock repurchase program allowing us to repurchase up to an additional $5 billion of our outstanding shares of common stock. The May 2012 repurchase program, which by its terms would have expired in June 2015, was exhausted in the first quarter of 2014. In November 2013, the Board authorized a stock repurchase program allowing us to repurchase up to an additional $5 billion of our outstanding shares of common stock (this amount includes our commitment to return at least half of the after tax cash proceeds from the sale of the Alibaba Group ADSs in the IPO). The November 2013 repurchase program, according to its terms, will expire in December 2016. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

During the year ended December 31, 2014, we repurchased approximately 102 million shares of our common stock at an average price of $40.94 per share for a total of approximately $4.2 billion. This amount includes approximately 40 million shares of our common stock repurchased at an average price of $43.47 per share (for a total of approximately $1.7 billion) under an ASR entered into in each of September and October 2014. See “Significant Transactions—Accelerated Share Repurchase” above for additional information.

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

Repurchase Capacity under Approved Programs

	June 2010 Program	May 2012 Program	November 2013 Program	Total
	(dollars in millions)
January 1, 2012	$605	$—	$—	$605
Authorized Share Repurchase amount under May 2012 Program	—	5,000	—	5,000
Total 2012 Repurchases	(605)	(1,562)	—	(2,167)

December 31, 2012	$—	$3,438	$—	$3,438

Authorized Share Repurchase amount under November 2013 Program	—	—	5,000	5,000
Total 2013 Repurchases	—	(3,345)	—	(3,345)

December 31, 2013	$—	$93	$5,000	$5,093

Total 2014 Repurchases	—	(93)	(4,070)	(4,163)

December 31, 2014	$—	$—	$930	$930

Capital Expenditures

Capital expenditures are generally comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, real estate, and capitalized software and labor for internal use software projects.

Capital expenditures, net were $372 million in 2014, $338 million in 2013, and $506 million in 2012. Capital expenditures increased $34 million in 2014, as compared to 2013, primarily due to incremental investment in hardware to support Company initiatives, facilities expansions and improvements, partially offset by a decline in capitalizable software projects. Capital expenditures declined $168 million in 2013, as compared to 2012, due to a decline in spending and capitalizable projects as well as purchases in late 2012 to fulfill certain purchasing needs for 2013, partially offset by incremental data center construction costs.

We expect capital expenditures, net to increase in 2015 from the amount recorded in 2014 as a result of increased investment initiatives.

Contractual Obligations and Commitments

The following table presents certain payments due under contractual obligations with minimum commitments as of December 31, 2014 (dollars in millions):

	Payments Due by Period
	Total	Due in 2015	Due in 2016-2017	Due in 2018-2019	Thereafter
Convertible notes(1)	$1,438	$—	$—	$1,438	$—
Operating lease obligations(2) (3) (4)	555	141	176	96	142
Capital lease obligation	58	19	25	14	—
Affiliate commitments(5)	2,087	505	801	750	31
Non-cancelable obligations(6)	255	148	94	13	—
Intellectual property rights(7)	21	6	9	2	4
Uncertain tax positions, including interest and penalties(8)	1,122	2	—	—	1,120

Total contractual obligations	$5,536	$821	$1,105	$2,313	$1,297

(1)

During the year end December 31, 2013, we completed an offering of the Notes, which are due in 2018. The amount above represents the principal balance to be repaid. See Note 11—“Convertible Notes” in the Notes to our consolidated financial statements for additional information.

(2)

We have entered into various non-cancelable operating lease agreements for our offices throughout the Americas, EMEA, and Asia Pacific regions with original lease periods up to 12 years, expiring between 2015 and 2025. See Note 12—“Commitments and Contingencies” in the Notes to our consolidated financial statements for additional information.

(3)

In May 2013, we entered into a 12 year operating lease agreement for four floors of the former New York Times building in New York City with a total expected minimum lease commitment of $125 million. We have the option to renew the lease for an additional five years.

(4)	In December 2014, the Company entered into a 10-year operating lease agreement for three partially completed buildings in Los Angeles, California with a total expected minimum lease commitment of $61 million. The Company has the option to renew the lease for two consecutive renewal terms of either five years or seven years each.

(5)	We are obligated to make minimum payments under contracts to provide sponsored search and/or display advertising services to our Affiliates, which represent TAC.

(6)	We are obligated to make payments under various arrangements with vendors and other business partners, principally for marketing, bandwidth, and content arrangements.

(7)	We are committed to make certain payments under various intellectual property arrangements.

(8)

As of December 31, 2014, unrecognized tax benefits and potential interest and penalties resulted in accrued liabilities of $1,122 million, classified as other accrued expenses and current liabilities and deferred and other long-term tax liabilities, net on our consolidated balance sheets. As of December 31, 2014, the settlement period for the $1,120 million income tax liabilities cannot be determined. See Note 16—“Income Taxes” in the Notes to our consolidated financial statements for additional information.

Other Commitments.    In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, joint ventures and business partners, purchasers of assets or subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us, services to be provided by us, intellectual property infringement claims made by third parties or, with respect to the sale, lease, or assignment of assets or the sale of a subsidiary, matters related to our conduct of the business and tax matters prior to the sale, lease, or assignment of assets. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our current and former directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any material liabilities related to such indemnification obligations in our consolidated financial statements.

Off Balance Sheet Arrangements

As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had such relationships. In addition, we identified no variable interests currently held in entities for which we are the primary beneficiary. In addition, as of December 31, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Revenue Recognition.    Our revenue is generated from search and display advertising, and other sources. Display advertising revenue is generated from the display of graphical and non-graphical advertisements and search advertising revenue is generated from clicks on text-based links to advertisers’ Websites that appear primarily on search results pages, and from revenue sharing arrangements with partners for search technology and services. Other revenue consists of listings-based services revenue, transaction revenue, and fees revenue. While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain contract-specific business terms and conditions. In addition, we enter into certain sales transactions that involve multiple elements (arrangements with more than one deliverable). We also enter into arrangements to purchase goods and/or services from certain customers. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions including: (1) whether an arrangement exists; (2) whether fees are fixed or determinable; (3) how the arrangement consideration should be allocated among potential multiple elements; (4) establishing selling prices for deliverables considering multiple factors; (5) when to recognize revenue on the deliverables; (6) whether all elements of the arrangement have been delivered; (7) whether the arrangement should be reported gross as a principal versus net as an agent; (8) whether we receive a separately identifiable benefit from the purchase arrangements with certain customers for which we can reasonably estimate fair value; and (9) whether the consideration received from a vendor should be characterized as revenue or a reimbursement of costs incurred. In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

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

We identified U.S. & Canada, Latin America, and Tumblr as the reporting units below the Americas operating segment; Europe and Middle East as the reporting units below the EMEA operating segment; and Taiwan, Hong Kong, Australia & New Zealand, India & Southeast Asia as the reporting units below the Asia Pacific operating segment. These operating segments are the same as our reportable segments.

We test for goodwill impairment annually as of October 31 each year or more frequently if there is a triggering event. To test for impairment, we use the two-step quantitative test. The first step of the quantitative test involves comparing the estimated fair value of our reporting units to their carrying values, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the quantitative test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

The estimated fair values of the U.S. & Canada, Latin America, Europe, Taiwan, Hong Kong, and Australia & New Zealand reporting units were estimated using an average of a market approach and an income approach as this combination is deemed to be the most indicative of our estimated fair value in an orderly transaction between market participants and is consistent with the methodology used for the goodwill impairment test in prior years. In addition, we ensure that the estimated fair values under these two approaches are comparable with each other. The fair value of the Tumblr reporting unit was estimated using the market approach and was deemed to be the most indicative of our estimated fair value in an orderly transaction between market participants. The estimated fair values of the Middle East and India & Southeast Asia reporting units were determined using the income approach as the market approach yielded a much higher fair value and was not comparable with the income approach. Under the market approach, we utilize publicly-traded comparable company information to determine revenue and earnings multiples that are used to value our reporting units adjusted for an estimated control premium. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit discounted by an estimated weighted-average cost of capital, reflecting the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the estimated fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including selection of market comparables, estimated future cash flows, and discount rates.

These components are discussed below:

•

Market comparables.    We select comparable companies in the specific regions in which these reporting units operate based on similarity of type of business, primarily those involved in online advertising, relative size, financial profile, and other characteristics of those companies compared to these reporting units. Trailing and forward revenue and earnings multiples derived from these comparable companies are applied to financial metrics of these reporting units to determine their estimated fair values, adjusted for an estimated control premium.

•

Estimated future cash flows.    We base cash flow projections for each reporting unit using a forecast of cash flows and a terminal value based on the Perpetuity Growth Model. The forecast and related assumptions were derived from the most recent annual financial forecast for which the planning process commenced in our fourth quarter. Key assumptions in estimating future cash flows include, among other items, revenue and operating expense growth rates, terminal value growth rate, and capital expenditure and working capital levels.

•

Discount rates.    We employ a Weighted Average Cost of Capital approach to determine the discount rates used in our cash flow projections. The determination of the discount rates for each reporting unit includes factors such as the risk-free rate of return and the return an outside investor would expect to earn based on the overall level of inherent risk. The determination of expected returns includes consideration of the beta (a measure of volatility) of traded securities of comparable companies and risk premiums of reporting units based on international cost of capital methods.

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

In determining the fair value of all of the reporting units, we used the following assumptions:

•	Expected cash flows underlying our business plans for the periods 2015 through 2025.

•	Cash flows beyond 2025 are projected to grow at a perpetual growth rate.

•	In order to risk adjust the cash flow projections in determining fair value, we utilized discount rates of approximately 11 percent to 19 percent for each of these reporting units.

See “Operating Costs and Expenses — Goodwill Impairment Charge” for additional goodwill impairment information for the years ended December 31, 2013 and 2014 and also Note 5—“Goodwill” in the Notes to our consolidated financial statements.

Long-lived Assets.    We amortize long-lived assets, including property and equipment and intangible assets, over their estimated useful lives. Identifiable long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted future cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. Fair value is determined based on the lowest level of identifiable estimated future cash flows using discount rates determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect estimated future cash flows relating to our long-lived assets which could trigger impairment. No impairments of long-lived assets were identified during any of the periods presented.

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

Therefore, expected volatility for the year ended December 31, 2014 was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting award forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and recognize expense only for those shares expected to vest. Performance conditions are estimated and monitored throughout the year. We estimate this forfeiture rate based on historical experience of our stock-based awards that are granted and cancelled before vesting. If our actual forfeiture rate is materially different from our original estimates, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in our consolidated financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in our consolidated financial statements. See Note 14—“Employee Benefits” in the Notes to our consolidated financial statements for additional information.

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

In November 2013, we issued $1.4375 billion of the Notes. We carry the Notes at face value less unamortized discount on our consolidated balance sheets. The fair value of the Notes changes when the market price of our stock fluctuates.

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in a $31 million and $15 million decrease in the fair value of our available-for-sale debt securities as of December 31, 2014 and 2013, respectively.

Foreign Currency Exposure

The objective of our foreign exchange risk management program is to identify material foreign currency exposures and identify methods to manage these exposures to minimize the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations. All counterparties to our derivative contracts are major financial institutions. See Note 9 — “ Foreign Currency Derivative Financial Instruments” in the Notes to our consolidated financial statements for additional information on our hedging programs.

We transact business in various foreign currencies and have international revenue, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates.

We had net realized and unrealized foreign currency transaction losses of $15 million, $6 million, and $1 million for the years ended December 31, 2014, 2013 and 2012, respectively, which include the impact of balance sheet hedging and remeasurements of foreign denominated assets and liabilities on the balance sheets of the Company and our subsidiaries.

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

A Value-at-Risk (“VaR”) sensitivity analysis was performed on all of our foreign currency derivative positions to assess the potential impact of fluctuations in exchange rates. The VaR model uses a Monte Carlo simulation to generate thousands of random price paths assuming normal market conditions. The VaR is the maximum expected one day loss in fair value, for a given statistical confidence level, to our foreign currency derivative positions due to adverse movements in rates. The VaR model is used as a risk management tool and is not intended to represent either actual or forecasted losses. Based on the results of the model using a 99 percent confidence interval, we estimate the maximum one-day loss in the net investment hedge portfolio was $22 million and $12 million at December 31, 2014 and 2013, respectively. The maximum one-day loss in the cash flow hedge portfolio was $3 million and less than $1 million at December 31, 2014 and 2013, respectively. The maximum one-day loss in the balance sheet hedge portfolio was $2 million at December 31, 2014 compared to a $2 million and $3 million loss at December 31, 2013 and 2012, respectively. Actual future gains and losses associated with our derivative positions may differ materially from the sensitivity analysis performed as of December 31, 2014 due to the inherent limitations associated with predicting the timing and amount of changes in foreign currency exchange rates and our actual exposures and positions. In addition, the VaR sensitivity analysis may not reflect the complex market reactions that may arise from the market shifts modeled within this VaR sensitivity analysis.

Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the year ended December 31, 2013, revenue ex-TAC for the Americas segment for the year ended December 31, 2014 would have been higher than we reported by $10 million; revenue ex-TAC for the EMEA segment would have been lower than we reported by $10 million; and revenue ex-TAC for the Asia Pacific segment would have been higher than we reported by $27 million. Using the foreign currency exchange rates from the year ended December 31, 2013, direct costs for the Americas segment for the year ended December 31, 2014 would have been higher than we reported by $2 million; direct costs for the EMEA segment would have been lower than we reported by $3 million; and direct costs for the Asia Pacific segment would have been higher than we reported by $6 million.

Investment Exposure

We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable securities and equity instruments of public and private companies. As of the date of the Alibaba Group IPO, we no longer account for our remaining investment in Alibaba Group using the equity method and no longer record our proportionate share of Alibaba Group’s financial results in the consolidated financial statements. Instead, we now reflect our remaining investment in Alibaba Group as an available-for-sale equity security on the consolidated balance sheet and adjust the investment to fair value each quarterly reporting period with changes in fair value recorded within other comprehensive income (loss), net of tax. The change in the classification of our investment in Alibaba Group from an equity method investment to an available-for-sale marketable security exposes our investment portfolio to increased equity price risk. The fair value of the equity investment in Alibaba Group will vary over time and is subject to a variety of market risks including: company performance, macro-economic, regulatory, industry, and systemic risks of the equity markets overall.

Our cash and marketable securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of December 31, 2013, net unrealized gains and losses on these investments were not material. As of December 31, 2014, net unrealized losses on these investments were $5 million.

A sensitivity analysis was performed on our marketable equity security portfolio to assess the potential impact of fluctuations in stock price. Hypothetical declines in stock price of ten percent, twenty percent, and thirty percent were selected based on potential near-term changes in the stock price that could have an adverse effect on our marketable equity security portfolio. As of December 31, 2014, the fair value of our marketable equity security portfolio was approximately $40 billion. Declines in stock prices of ten percent, twenty percent and thirty percent would result in a $4 billion, $8 billion and $12 billion decline, respectively, in the total value of our marketable equity security portfolio.

We performed a separate sensitivity analysis on our Hortonworks warrants for which we estimate fair value using the Black-Scholes model. We have held all other inputs constant and determined the impact of hypothetical declines in stock price of ten percent, twenty percent, and thirty percent, based on potential near-term changes in the stock price that could have an adverse effect on the fair value of the warrants and result in a loss recorded to the consolidated statements of income. As of December 31, 2014, the fair value of the Hortonworks warrants was approximately $98 million. Declines in stock prices of ten percent, twenty percent and thirty percent would result in a $10 million, $20 million and $30 million decline, respectively, in the total value of the Hortonworks warrants.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yahoo! Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Yahoo! Inc. and its subsidiaries at December 31, 2013 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 26, 2015

Yahoo! Inc.

Consolidated Balance Sheets

	December 31,
	2013	2014
	(in thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$2,077,590	$2,667,916
Short-term marketable securities	1,330,304	5,327,412
Accounts receivable, net of allowance of $35,549 and $39,799 as of December 31, 2013 and 2014, respectively	979,559	1,032,704
Prepaid expenses and other current assets	638,404	671,075

Total current assets	5,025,857	9,699,107
Long-term marketable securities	1,589,500	2,230,892
Property and equipment, net	1,488,518	1,487,684
Goodwill	4,679,648	5,163,654
Intangible assets, net	417,808	470,842
Other long-term assets and investments	177,281	550,798
Investment in Alibaba Group	—	39,867,789
Investments in equity interests	3,426,347	2,489,578

Total assets	$16,804,959	$61,960,344

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$138,031	$238,018
Income taxes payable related to sale of Alibaba Group ADSs	—	3,282,293
Other accrued expenses and current liabilities	907,782	671,307
Deferred revenue	294,499	336,963

Total current liabilities	1,340,312	4,528,581
Convertible notes	1,110,585	1,170,423
Long-term deferred revenue	258,904	20,774
Other long-term liabilities	116,605	143,095
Deferred tax liabilities related to investment in Alibaba Group	—	16,154,906
Deferred and other long-term tax liabilities	847,956	1,156,973

Total liabilities	3,674,362	23,174,752

Commitments and contingencies (Note 12)
Yahoo! Inc. stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,019,812 shares issued and 1,014,338 shares outstanding as of December 31, 2013, and 949,771 shares issued and 936,838 shares outstanding as of December 31, 2014	1,015	945
Additional paid-in capital	8,688,304	8,496,683
Treasury stock at cost, 5,474 shares as of December 31, 2013, and 12,933 shares as of December 31, 2014	(200,228)	(712,455)
Retained earnings	4,267,429	8,937,036
Accumulated other comprehensive income	318,389	22,019,628

Total Yahoo! Inc. stockholders’ equity	13,074,909	38,741,837
Noncontrolling interests	55,688	43,755

Total equity	13,130,597	38,785,592

Total liabilities and equity	$16,804,959	$61,960,344

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2012	2013	2014
	(in thousands, except per share amounts)
Revenue	$4,986,566	$4,680,380	$4,618,133

Operating expenses:
Cost of revenue—traffic acquisition costs	518,906	254,442	217,531
Cost of revenue—other	1,101,660	1,094,938	1,080,783
Sales and marketing	1,101,572	1,130,820	1,234,268
Product development	885,824	1,008,487	1,207,146
General and administrative	540,247	569,555	574,743
Amortization of intangibles	35,819	44,841	66,750
Gains on sales of patents	—	(79,950)	(97,894)
Goodwill impairment charge	—	63,555	88,414
Restructuring charges, net	236,170	3,766	103,450

Total operating expenses	4,420,198	4,090,454	4,475,191

Income from operations	566,368	589,926	142,942
Other income, net	4,647,839	43,357	10,369,439

Income before income taxes and earnings in equity interests	5,214,207	633,283	10,512,381
Provision for income taxes	(1,940,043)	(153,392)	(4,038,102)
Earnings in equity interests, net of tax	676,438	896,675	1,057,863

Net income	3,950,602	1,376,566	7,532,142
Net income attributable to noncontrolling interests	(5,123)	(10,285)	(10,411)

Net income attributable to Yahoo! Inc.	$3,945,479	$1,366,281	$7,521,731

Net income attributable to Yahoo! Inc. common stockholders per share—basic	$3.31	$1.30	$7.61

Net income attributable to Yahoo! Inc. common stockholders per share—diluted	$3.28	$1.26	$7.45

Shares used in per share calculation—basic	1,192,775	1,052,705	987,819

Shares used in per share calculation—diluted	1,202,906	1,070,811	1,004,108

Stock-based compensation expense by function:
Cost of revenue—other	$10,078	$15,545	$33,560
Sales and marketing	82,115	101,852	154,372
Product development	74,284	83,396	139,056
General and administrative	57,888	77,427	93,186
Restructuring reversals, net	(3,429)	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2012	2013	2014
	(in thousands)
Comprehensive income
Net income	$3,950,602	$1,376,566	$7,532,142

Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, net of taxes of ($86), ($1,724), and ($15,170,607) for 2012, 2013, and 2014, respectively	7,571	6,776	22,072,073
Reclassification adjustment for realized (gains) losses on available–for-sale securities included in net income, net of taxes of ($5,197), $479, and $1,339 for 2012, 2013, and 2014, respectively	9,088	(796)	(2,218)

Net change in unrealized gains (losses) on available-for-sale securities, net of tax	16,659	5,980	22,069,855

Foreign currency translation adjustments (“CTA”):
Foreign CTA gains (losses), net of taxes of ($2,210), ($19,754), and $1,734 for 2012, 2013, and 2014, respectively	(9,334)	(577,711)	(363,013)
Net investment hedge CTA gains (losses), net of taxes of $0, ($192,369) and ($79,037) for 2012, 2013, and 2014	3,241	317,459	130,904
Reclassification adjustment for realized (gains) losses included in CTA, net of taxes of $68,130, $0, and $30,325 for 2012, 2013, and 2014 respectively	(137,186)	—	(50,301)

Net foreign CTA gains (losses), net of tax	(143,279)	(260,252)	(282,410)

Cash flow hedges:
Unrealized gains (losses) on cash flow hedges, net of taxes of $0, ($1,199), and ($3,044) for 2012, 2013, and 2014	—	3,492	5,704
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $0, $575, and $2,771 for 2012, 2013, and 2014	—	(2,080)	(5,259)

Net change in unrealized gains (losses) on cash flow hedges, net of tax	—	1,412	445

Other comprehensive income (loss)	(126,620)	(252,860)	21,787,890

Comprehensive income	3,823,982	1,123,706	29,320,032
Less: Comprehensive income attributable to noncontrolling interests	(5,123)	(10,285)	(10,411)

Comprehensive income attributable to Yahoo! Inc.	$3,818,859	$1,113,421	$29,309,621

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Stockholders’ Equity

	Years Ended December 31,
	2012	2013	2014
	(in thousands)
Common stock
Balance, beginning of year	$1,242	$1,187	$1,015
Common stock issued	24	26	24
Common stock retired	(79)	(198)	(94)

Balance, end of year	1,187	1,015	945

Additional paid-in capital
Balance, beginning of year	9,825,899	9,563,348	8,688,304
Common stock and stock-based awards issued	218,349	353,241	303,816
Stock-based compensation expense	244,653	294,408	432,614
Tax (detriments) benefits from stock-based awards	(31,440)	49,061	145,711
Tax withholdings related to net share settlements of restricted stock awards	(60,939)	(139,815)	(280,879)
Retirement of treasury stock	(630,639)	(1,620,704)	(794,596)
Equity component of convertible senior notes, net	—	268,084	—
Purchase of note hedges	—	(205,706)	—
Issuance of warrants	—	124,775	—
Other	(2,535)	1,612	1,713

Balance, end of year	9,563,348	8,688,304	8,496,683

Treasury stock
Balance, beginning of year	(416,237)	(1,368,043)	(200,228)
Repurchases of common stock	(2,167,841)	(3,344,396)	(2,426,247)
Accelerated share repurchases	—	—	(1,732,794)
Retirement of treasury stock	1,216,035	4,512,211	3,646,814

Balance, end of year	(1,368,043)	(200,228)	(712,455)

Retained earnings
Balance, beginning of year	2,432,294	5,792,459	4,267,429
Net income attributable to Yahoo! Inc.	3,945,479	1,366,281	7,521,731
Retirement of treasury stock	(585,314)	(2,891,311)	(2,852,124)

Balance, end of year	5,792,459	4,267,429	8,937,036

Accumulated other comprehensive income
Balance, beginning of year	697,869	571,249	318,389
Net change in unrealized gains on available-for-sale securities, net of tax	16,659	5,980	22,069,855
Net change in unrealized gains on cash flow hedges, net of tax	—	1,412	445
Foreign currency translation adjustments, net of tax	(143,279)	(260,252)	(369,061)

Balance, end of year	571,249	318,389	22,019,628

Total Yahoo! Inc. stockholders’ equity	$14,560,200	$13,074,909	$38,741,837

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Stockholders’ Equity—(Continued)

	Years Ended December 31,
	2012	2013	2014
	Number of Outstanding Shares
	(in thousands)
Common stock
Balance, beginning of year	1,217,481	1,115,233	1,014,338
Common stock and restricted stock issued	23,773	26,401	24,197
Restricted stock issued under compensation arrangements	—	1,567	—
Accelerated share repurchase	—	—	(39,859)
Repurchases of common stock	(126,021)	(128,863)	(61,838)

Balance, end of year	1,115,233	1,014,338	936,838

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2013	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,950,602	$1,376,566	$7,532,142
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	549,235	532,485	475,031
Amortization of intangible assets	105,366	96,518	131,537
Accretion of convertible notes discount	—	4,846	59,838
Stock-based compensation expense	220,936	278,220	420,174
Non-cash restructuring charges (reversals)	109,896	547	(3,394)
(Gains) losses from sales of investments, assets, and other, net	(11,840)	22,397	35,473
Gain on sale of Alibaba Group shares	(4,603,322)	—	—
Gain on sale of Alibaba Group ADSs	—	—	(10,319,437)
Gains on sales of patents	—	(79,950)	(97,894)
Gain on Hortonworks warrants	—	—	(98,062)
Goodwill impairment charge	—	63,555	88,414
Earnings in equity interests	(676,438)	(896,675)	(1,057,863)
Dividend income related to Alibaba Group Preference Shares	(20,000)	(35,726)	—
Tax (detriments) benefits from stock-based awards	(31,440)	49,061	145,711
Excess tax benefits from stock-based awards	(35,844)	(64,407)	(149,582)
Deferred income taxes	(769,320)	(84,302)	465,873
Dividends received from equity investees	83,648	135,058	83,685
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	34,752	26,199	29,278
Prepaid expenses and other	78,529	27,401	(78,601)
Accounts payable	12,747	(7,764)	14,165
Accrued expenses and other liabilities	255,799	(98,853)	132,839
Income taxes payable related to sale of Alibaba Group ADSs	—	—	3,282,293
Deferred revenue	465,140	(149,929)	(194,920)

Net cash (used in) provided by operating activities	(281,554)	1,195,247	896,700

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,
	2012	2013	2014
	(in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(505,507)	(338,131)	(372,147)
Purchases of marketable securities	(3,520,327)	(3,223,190)	(7,890,092)
Proceeds from sales of marketable securities	741,947	2,871,834	2,269,659
Proceeds from maturities of marketable securities	381,403	748,915	945,696
Proceeds related to sale of Alibaba Group shares, net	6,247,728	—	—
Proceeds from sale of Alibaba Group ADSs, net of underwriting discounts, commissions, and fees	—	—	9,404,974
Proceeds related to the redemption of Alibaba Group Preference Shares	—	800,000	—
Acquisitions, net of cash acquired	(5,716)	(1,247,544)	(859,036)
Purchases of intangible assets	(3,799)	(2,500)	(2,658)
Proceeds from settlement of derivative hedge contracts	17,898	312,266	254,496
Payments for settlement of derivative hedge contracts	(11,141)	(22,708)	(5,454)
Proceeds from the sale of investments	26,132	181	—
Payments for equity investments in privately held companies	(7,799)	(4,226)	(74,399)
Proceeds from sales of patents	—	79,950	86,300
Other investing activities, net	1,225	1,932	4,630

Net cash provided by (used in) investing activities	3,362,044	(23,221)	3,761,969

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	218,371	353,267	308,029
Repurchases of common stock	(2,167,841)	(3,344,396)	(4,163,227)
Proceeds from issuance of convertible notes	—	1,412,344	—
Payments for note hedges	—	(205,706)	—
Proceeds from issuance of warrants	—	124,775	—
Excess tax benefits from stock-based awards	35,844	64,407	149,582
Tax withholdings related to net share settlements of restricted stock units	(60,939)	(139,815)	(280,879)
Distributions to noncontrolling interests	—	—	(22,344)
Proceeds from credit facility borrowings	—	150,000	—
Repayment of credit facility borrowings	—	(150,000)	—
Other financing activities, net	(4,892)	(8,760)	(13,627)

Net cash used in financing activities	(1,979,457)	(1,743,884)	(4,022,466)

Effect of exchange rate changes on cash and cash equivalents	4,355	(18,330)	(45,877)
Net change in cash and cash equivalents	1,105,388	(590,188)	590,326
Cash and cash equivalents at beginning of year	1,562,390	2,667,778	2,077,590

Cash and cash equivalents at end of year	$2,667,778	$2,077,590	$2,667,916

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Notes to Consolidated Financial Statements

Note 1    The Company And Summary Of Significant Accounting Policies

The Company.    Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo” or the “Company”), is a guide focused on making users’ digital habits inspiring and entertaining. By creating highly personalized experiences for its users, the Company keeps people connected to what matters most to them, across devices and around the world. In turn, the Company creates value for advertisers by connecting them with the audiences that build their businesses. For advertisers, the opportunity to be a part of users’ digital habits across products and platforms is a powerful tool to engage audiences and build brand loyalty. Advertisers can build their businesses by advertising to targeted audiences on the Company’s online properties and services (“Yahoo Properties”) and through a distribution network of third-party entities (“Affiliates”) who integrate the Company’s advertising offerings into their Websites or other offerings (“Affiliate sites” and, together with Yahoo Properties, the “Yahoo Network”). The Company manages and measures its business geographically, principally in the Americas, EMEA (Europe, Middle East, and Africa) and Asia Pacific.

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

Concentration of Risk.    Financial instruments that potentially subject the Company to significant concentration of credit risk and equity price consist primarily of cash, cash equivalents, marketable securities (including Alibaba Group Holding Limited (“Alibaba Group”) and Hortonworks, Inc. (“Hortonworks”) equity securities), accounts receivable, and derivative financial instruments. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. A large portion of the Company’s cash is managed by external managers within the guidelines of the Company’s investment policy. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating. To manage the risk exposure, the Company maintains its portfolio of cash and cash equivalents and short-term and long-term investments in marketable securities, including U.S. and foreign government, agency, municipal and highly rated corporate debt obligations and money market funds.

The fair value of the equity investments in Alibaba Group and Hortonworks will vary over time and is subject to a variety of market risks including: company performance, macro-economic, regulatory, industry, and systemic risks of the equity markets overall. Consequently, the carrying value of the Company’s investment portfolio will vary over time as the value of the Company’s investments in marketable securities, including Alibaba Group and Hortonworks changes.

Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations.

The Company’s derivative instruments, including the convertible note hedge transactions, expose the Company to credit risk to the extent that its derivative counterparties become unable to meet their financial obligations under the terms of the agreements. The Company seeks to mitigate this risk by limiting its derivative counterparties to major financial institutions and by spreading the risk across several major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. See “Note 9—Foreign Currency Derivative Financial Instruments” for additional information related to the Company’s derivative instruments.

The Company also holds warrants in Hortonworks, which expose the Company to variability in fair value based on changes in the stock price as an input to the Black-Scholes model.

As of December 31, 2013 and 2014, no one customer accounted for 10 percent or more of the accounts receivable balance and no one customer accounted for 10 percent or more of the Company’s revenue for 2012, 2013, or 2014. See Note 19 “Search Agreement with Microsoft Corporation” for revenue under the Company’s Search and Advertising Services and Sales Agreement (the “Search Agreement”) with Microsoft Corporation (“Microsoft”).

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

Foreign Currency.    The functional currency of the Company’s international subsidiaries is evaluated on a case-by-case basis and is often the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. In addition, the Company records translation gains (losses) related to its foreign equity method investments in accumulated other comprehensive income (loss). The Company records foreign currency transaction gains and losses, realized and unrealized and foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies in other income, net in the consolidated statements of income. The Company recorded $1 million, $6 million and $15 million of net losses in 2012, 2013 and 2014, respectively.

Cash and Cash Equivalents, Short- and Long-Term Marketable Securities.    The Company invests its excess cash in money market funds, time deposits, and liquid debt securities of the U.S. and foreign governments and their agencies, U.S. municipalities, and high-credit corporate issuers which are classified as marketable securities and cash equivalents. All investments in debt securities with an original maturity of three months or less are considered cash equivalents. Investments in debt securities with remaining maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with remaining maturities greater than 12 months from the balance sheet date are classified as long-term assets.

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

The Company’s marketable equity securities, including Alibaba Group and Hortonworks, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). The change in the classification of the Company’s investments in Alibaba Group and Hortonworks to available-for-sale marketable securities exposes our investment portfolio to increased equity price risk. The Company evaluates the marketable equity securities periodically for possible other-than-temporary impairment. A decline of fair value below cost basis is considered an other-than-temporary impairment if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire cost basis. In those instances, an impairment charge equal to the difference between the fair value and the cost basis is recognized in earnings. Regardless of the Company’s intent or requirement to sell the marketable equity securities, an impairment is considered other-than-temporary if the Company does not expect to recover the entire cost basis; in those instances, a loss equal to the difference between fair value and the cost basis of the marketable equity security is recognized in earnings.

Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates its marketable debt investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company’s intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be collected based on credit risk and the amortized cost basis of the debt security is recognized in earnings. The Company has no current requirement or intent to sell a material portion of debt securities as of December 31, 2014. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method. During the years ended December 31, 2012, 2013 and 2014, gross realized gains and losses on available-for-sale marketable debt and equity securities were not material.

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

Foreign Currency Derivative Financial Instruments.    The Company uses derivative financial instruments, primarily foreign currency forward contracts and option contracts, to mitigate certain foreign currency exposures. The Company hedges, on an after-tax basis, a portion of its net investment in Yahoo Japan Corporation (“Yahoo Japan”). The Company has designated these foreign currency forward and option contracts as net investment hedges. The effective portion of changes in fair value is recorded in accumulated other comprehensive income on the Company’s consolidated balance sheet and any ineffective portion is recorded in other income, net on the Company’s consolidated statements of income. The Company expects the net investment hedges to be effective, on an after-tax basis, and effectiveness will be assessed each quarter. Should any portion of the net investment hedge become ineffective, the ineffective portion will be reclassified to other income, net on the Company’s consolidated statements of income. The fair values of the net investment hedges are determined using quoted observable inputs. Gains and losses reported in accumulated other comprehensive income will not be reclassified into earnings until a sale of the Company’s underlying investment.

For derivatives designated as cash flow hedges, the effective portion of the unrealized gains or losses on these forward contracts is recorded in accumulated other comprehensive income on the Company’s consolidated balance sheets and reclassified into revenue in the consolidated statements of income when the underlying hedged revenue is recognized. If the cash flow hedges were to become ineffective, the ineffective portion would be immediately recorded in other income, net in the Company’s consolidated statements of income.

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

The Company recognizes all derivative instruments as other assets or liabilities on the Company’s consolidated balance sheets at fair value. See Note 9—“Foreign Currency Derivative Financial Instruments” for a full description of the Company’s derivative financial instrument activities and related accounting.

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

Capitalized Software and Labor.    The Company capitalized certain software and labor costs totaling approximately $180 million, $130 million, and $85 million during 2012, 2013, and 2014, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years. During 2012, 2013, and 2014, the amortization of capitalized costs totaled approximately $142 million, $175 million, and $161 million, respectively. Capitalized software and labor costs are included in property and equipment, net. Included in the capitalized amounts above are $24 million, $16 million, and $12 million, respectively, of stock-based compensation expense in the years ended December 31, 2012, 2013, and 2014.

Goodwill.    Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and more frequently if impairment indicators are present. The Company’s reporting units are one level below the operating segments level. The reporting unit’s carrying value is compared to its fair value. The estimated fair values of the reporting units are determined using either the market approach, income approach or a combination of the market and income approach. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its estimated fair value. The income approach uses expected future operating results and failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. If the carrying value of the reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied estimated fair value. The Company conducts its annual goodwill impairment test as of October 31, 2014. See Note 5—“Goodwill” for results of the goodwill impairment test.

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

Investments in Equity Interests.    Investments in the common stock of entities in which the Company can exercise significant influence but does not own a majority equity interest or otherwise control are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets. The Company records its share of the results of these companies one quarter in arrears within earnings in equity interests in the consolidated statements of income. Investments in privately held equity interests in which the Company cannot exercise significant influence are accounted for using the cost method of accounting.

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

Operating and Capital Leases.    The Company leases office space and data centers under operating leases and certain data center equipment under a capital lease agreement with original lease periods up to 12 years. Assets acquired under capital leases are amortized over the remaining lease term. Certain of the lease agreements contain rent holidays and rent escalation provisions. For purposes of recognizing these lease incentives on a straight-line basis over the term of the lease, the Company uses the date that the Company has the right to control the asset to begin amortization. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the period of straight-line recognition. For each of the years ended December 31, 2012, 2013 and 2014, the Company expensed $5 million of interest, which approximates the cash payments made for interest. As of December 31, 2013 and 2014, the Company had net lease obligations included in capital lease and other long-term liabilities on the consolidated balance sheets of $44 million and $47 million, respectively.

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

Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. The Company establishes liabilities for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These liabilities are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these liabilities in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, developments in case law or interactions with the tax authorities. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of changes to liabilities for tax-related uncertainties that are considered appropriate, as well as the related net interest and penalties. Income taxes paid, net of refunds received, were $2.3 billion, $208 million, and $90 million in the years ended December 31, 2012, 2013, and 2014, respectively. Interest paid was not material in any of the years presented. See Note 16—“Income Taxes” for additional information.

Revenue Recognition.    Revenue is generated from offerings, which include clicks on text-based links to advertisers’ Websites that appear primarily on search results pages (“search advertising”), the display of graphical and non-graphical advertisements (“display advertising”), and other sources. For revenue arrangements with multiple deliverables, the consideration is allocated based on the relative selling price for each deliverable. The selling price for each arrangement deliverable can be established based on vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) if VSOE is not available. An estimate of selling price is used if neither VSOE nor TPE is available.

The Company recognizes revenue from search advertising on Yahoo Properties and Affiliate sites. Search revenue is recognized based on Paid Clicks. A Paid Click occurs when an end-user clicks on a sponsored listing on Yahoo Properties and Affiliate sites for which an advertiser pays on a per click basis. The Company’s Search Agreement with Microsoft provides for Microsoft to be the exclusive algorithmic and paid search services provider on Yahoo Properties on desktop computers and non-exclusive provider of such services on Affiliate sites and for mobile devices. In transitioned markets, the Company is entitled to receive 88 percent of the revenue generated from Microsoft’s services on Yahoo Properties (the “Revenue Share Rate”) and the Company is also entitled to receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue. As the Company is not the primary obligor in the arrangement with the advertisers and publishers, the amounts paid to Affiliates are recorded as a reduction of revenue. See Note 19—“Search Agreement with Microsoft Corporation” for a description of the Search Agreement with Microsoft.

In non-transitioned markets during 2012 and 2013, the Company paid Affiliates TAC for the revenue generated from the search advertisements on the Affiliates’ Websites. The revenue derived from these arrangements was reported on a gross basis (before deducting the TAC paid to Affiliates, which is recorded as cost of revenue—TAC), as the Company continued to be the primary obligor to the advertisers.

The Company recognizes search revenue generated from mobile ads served through Yahoo Gemini from Yahoo Properties and Affiliate sites. The search revenue generated from mobile ads served through Yahoo Gemini that involve traffic supplied by Affiliates is reported gross of the TAC paid to Affiliates (reported as cost of revenue—TAC) as the Company performs the search service. Accordingly, the Company is considered the primary obligor to the advertisers who are the customers of the search advertising service. The Company also generates search revenue from a revenue sharing arrangement with Yahoo Japan for search technology and services and records the related revenue as reported.

The Company recognizes revenue from display advertising on Yahoo Properties and Affiliate sites as impressions of or clicks on display advertisements are delivered. Impressions are delivered when a sold advertisement appears in pages viewed by users. Clicks are delivered when a user clicks on a native advertisement. Arrangements for these services generally have terms of up to one year and in some cases the terms may be up to three years. For display advertising on Affiliate sites, the Company pays Affiliates for the revenue generated from the display of these advertisements on the Affiliate sites. Traffic acquisition costs (“TAC”) are payments made to third-party entities that have integrated the Company’s advertising offerings into their Websites or other offerings and payments made to companies that direct consumer and business traffic to Yahoo Properties. The display revenue derived from these arrangements that involve traffic supplied by Affiliates is reported gross of the TAC paid to Affiliates (reported as cost of revenue—TAC) when the Company is the primary obligor to the advertisers who are the customers of the display advertising service.

From time-to-time, the Company may offer customized display advertising solutions to advertisers. These customized display advertising solutions combine the Company’s standard display advertising with customized content, customer insights, and campaign analysis which are separate units of accounting. Due to the unique nature of these products, the Company may not be able to establish selling prices based on historical stand-alone sales or third-party evidence; therefore, the Company may use its best estimate to establish selling prices. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, class of advertiser, size of transaction, seasonality, margin objectives, observed pricing trends, available online inventory, industry pricing strategies, and market conditions. The Company believes the use of the best estimates of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction.

Other revenue includes listings-based services revenue, transaction revenue, royalties, and fees revenue. Listings-based services revenue is generated from a variety of consumer and business listings-based services, including classified advertising such as Yahoo Local and other services. The Company recognizes listings-based services revenue when the services are performed. Transaction revenue is generated from facilitating commercial transactions through Yahoo Properties, principally from Yahoo Small Business, Yahoo Travel, and Yahoo Shopping. The Company recognizes transaction revenue when there is evidence that qualifying transactions have occurred. We also receive royalties from Yahoo Japan and Alibaba Group that are recognized when earned. Fees revenue consists of revenue generated from a variety of consumer and business fee-based services as well as services for small businesses. The Company recognizes fees revenue when the services are performed.

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

Cost of revenue—TAC.    TAC consists of payments made to third parties that have integrated the Company’s advertising offerings into their Websites or other offerings and payments made to companies that direct consumer and business traffic to Yahoo Properties. TAC is either recorded as a reduction of revenue or cost of revenue. TAC recorded as a reduction of revenue is related to the Microsoft arrangement. TAC recorded as cost of revenue—TAC relates to the Company’s other offerings. The Company enters into Affiliate agreements of varying duration that involve TAC. There are generally two economic structures of the Affiliate agreements: fixed payments with or without a guaranteed minimum amount of traffic delivered or variable payments based on a percentage of the Company’s revenue or based on a certain metric, such as the number of searches or paid clicks. The Company expenses TAC under two different methods. Agreements with fixed payments are expensed ratably over the term the fixed payment covers or as the traffic is delivered. Agreements based on a percentage of revenue, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

Cost of revenue—other.    Cost of revenue-other consists of bandwidth costs, stock-based compensation, content, and other expenses associated with the production and usage of Yahoo Properties, including amortization of developed technology and patents. Cost of revenue—other also includes costs for Yahoo’s technology platforms and infrastructure, including depreciation expense of facilities and other operating costs, directly related to revenue generating activities.

Amortization of Intangibles.    Amortization of customer, affiliate, and advertiser-related relationships and tradenames, trademarks and domain names are classified within amortization of intangibles. Amortization of developed technology and patents is included in cost of revenue—other.

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

Advertising Costs.    Advertising production costs are recorded as expense the first time an advertisement appears. Costs of advertising are recorded as expense as advertising space or airtime is used. All other advertising costs are expensed as incurred. Advertising expense totaled approximately $103 million, $128 million, and $142 million for 2012, 2013, and 2014, respectively.

Restructuring Charges.    The Company has developed and implemented restructuring initiatives to improve efficiencies across the organization, reduce operating expenses, and/or better align its resources to market conditions. As a result of these plans, the Company has recorded restructuring charges comprised principally of employee severance and associated termination costs related to the reduction of its workforce, the consolidation of certain real estate facilities and data centers, losses on subleases, and contract termination costs. The Company’s restructuring plans include one-time termination benefits as well as certain contractual termination benefits or employee terminations under ongoing benefit arrangements. One-time termination benefits are recognized as a liability at estimated fair value when the approved plan of termination has been communicated to employees, unless employees must provide future service, in which case the benefits are recognized ratably over the future service period. Ongoing termination benefits arrangements are recognized as a liability at estimated fair value when the amount of such benefits becomes estimable and payment is probable. Contract termination costs are recognized at estimated fair value when the entity terminates the contract in accordance with the contract terms

These restructuring initiatives require management to make estimates in several areas including: (i) expenses for severance and other employee separation costs; (ii) realizable values of assets made redundant, obsolete, or excessive; and (iii) the ability to generate sublease income and to terminate lease obligations at the estimated amounts.

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

The Company uses the “with and without” approach in determining the order in which tax attributes are utilized. As a result, the Company recognizes a tax benefit from stock-based awards in additional paid-in capital only if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. When tax deductions from stock-based awards are less than the cumulative book compensation expense, the tax effect of the resulting difference (“shortfall”) is charged first to additional paid-in capital, to the extent of the Company’s pool of windfall tax benefits, with any remainder recognized in income tax expense. The Company determined that it had a sufficient windfall pool available through the end of 2014 to absorb any shortfalls. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the consolidated statements of income.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early application not permitted. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

Note 2    Marketable Securities Investments And Fair Value Disclosures

The following tables summarize the available-for-sale securities (in thousands):

	December 31, 2013
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$538,397	$65	$(101)	$538,361
Corporate debt securities, commercial paper, and bank certificates of deposit	2,380,134	2,525	(1,216)	2,381,443
Corporate equity securities	230	153	—	383

Total available-for-sale marketable securities	$2,918,761	$2,743	$(1,317)	$2,920,187

	December 31, 2014
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$850,712	$82	$(792)	$850,002
Corporate debt securities, commercial paper, time deposits, and bank certificates of deposit	6,711,683	612	(4,653)	6,707,642
Alibaba Group equity securities	2,713,484	37,154,305	—	39,867,789
Hortonworks equity securities	26,246	77,783	—	104,029
Other corporate equity securities	230	430	—	660

Total available-for-sale marketable securities	$10,302,355	$37,233,212	$(5,445)	$47,530,122

	December 31,
	2013	2014
Reported as:
Short-term marketable securities	$1,330,304	$5,327,412
Long-term marketable securities	1,589,500	2,230,892
Investment in Alibaba Group	—	39,867,789
Other long-term assets and investments	383	104,029

Total	$2,920,187	$47,530,122

Short-term, highly liquid investments of $1.5 billion and $2.0 billion as of December 31, 2013 and 2014, respectively, included in cash and cash equivalents on the consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial as the carrying value approximates fair value because of the short maturity of those instruments. Other than the pre-tax gain of $10.3 billion from the sale of 140 million American Depositary Shares (“ADSs”) of Alibaba Group in Alibaba Group’s initial public offering (“IPO”) on September 24, 2014, realized gains and losses from sales of available-for-sale marketable securities were not material for the years ended December 31, 2012, 2013 and 2014.

The remaining contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31,
	2013	2014
Due within one year	$1,330,304	$5,327,412
Due after one year through three years	1,589,500	2,230,892

Total available-for-sale marketable securities	$2,919,804	$7,558,304

The following tables show all available-for-sale marketable securities (excluding Alibaba Group and Hortonworks equity securities) in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$263,514	$(101)	$—	$—	$263,514	$(101)
Corporate debt securities, commercial paper, and bank certificates of deposit	696,950	(1,214)	3,833	(2)	700,783	(1,216)

Total available-for-sale marketable securities	$960,464	$(1,315)	$3,833	$(2)	$964,297	$(1,317)

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$744,948	$(792)	$—	$—	$744,948	$(792)
Corporate debt securities, commercial paper, and bank certificates of deposit	2,601,288	(4,646)	3,234	(7)	2,604,522	(4,653)

Total available-for-sale marketable securities	$3,346,236	$(5,438)	$3,234	$(7)	$3,349,470	$(5,445)

The Company’s investment portfolio includes equity securities, including Alibaba Group and Hortonworks, as well as liquid high-quality fixed income debt securities including government, agency and corporate debt, money market funds, and time deposits with financial institutions. The fair value of any equity investment will vary over time and is subject to a variety of market risks including: macro-economic, regulatory, industry, company performance, and systemic risks of the equity markets overall. Consequently, the carrying value of the Company’s investment portfolio will vary over time as the value of its investment changes. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Fixed income securities may have their fair value adversely impacted due to a deterioration of the credit quality of the issuer. The longer the term of the securities, the more susceptible they are to changes in market rates. Investments are reviewed periodically to identify possible other-than-temporary impairment. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

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

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of December 31, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total
Money market funds(1)	$373,822	$—	$—	$373,822
Available-for-sale marketable debt securities:
Government and agency securities(1)	—	850,002	—	850,002
Commercial paper and bank certificates of deposit(1)	—	3,602,321	—	3,602,321
Corporate debt securities(1)	—	3,327,017	—	3,327,017
Time deposits(1)	—	1,361,165	—	1,361,165
Available-for-sale equity securities:
Other corporate equity securities	660	—	—	660
Alibaba Group equity securities	39,867,789	—	—	39,867,789
Hortonworks equity securities(2)	104,029	—	—	104,029
Hortonworks warrants	—	—	98,062	98,062
Foreign currency derivative contracts(3)	—	202,928	—	202,928

Financial assets at fair value	$40,346,300	$9,343,433	$98,062	$49,787,795

Liabilities
Foreign currency derivative contracts(3)	—	(6,157)	—	(6,157)

Total financial assets and liabilities at fair value	$40,346,300	$9,337,276	$98,062	$49,781,638

(1)

The money market funds, government and agency securities, commercial paper and bank certificates of deposit, corporate debt securities, and time deposits are classified as part of either cash and cash equivalents or short or long-term marketable securities on the consolidated balance sheets.

(2)	The Hortonworks equity securities are classified as part of the other long-term assets and investments on the consolidated balance sheets.

(3)

Foreign currency derivative contracts are classified as part of either current or noncurrent assets or liabilities on the consolidated balance sheets. The notional amounts of the foreign currency derivative contracts were $1.8 billion, including contracts designated as net investment hedges of $1.3 billion, as of December 31, 2013, and $2.1 billion, including contracts designated as net investment hedges of $1.6 billion, as of December 31, 2014.

The amount of cash and cash equivalents as of December 31, 2013 and 2014 includes $569 million and $712 million, respectively, in cash deposits.

The fair values of the Company’s Level 1 financial assets and liabilities are based on quoted prices in active markets for identical assets or liabilities. The fair values of the Company’s Level 2 financial assets and liabilities are obtained using quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices (e.g., interest rates and yield curves). The Company utilizes a pricing service to assist in obtaining fair value pricing for the marketable debt securities. The fair value for the Company’s Level 3 financial asset was obtained using a Black-Scholes model.

Activity between Levels of the Fair Value Hierarchy

During the years ended December 31, 2013 and 2014, the Company did not make any transfers between Level 1, Level 2 and Level 3 assets or liabilities.

Hortonworks

Prior to the December 12, 2014 initial public offering of Hortonworks, the Company held an approximate 16 percent interest with an investment balance of $26 million, which was accounted for as a cost method investment. Subsequent to the initial public offering, the Company owns 3.8 million unregistered shares, which represent a 9 percent ownership interest. These shares are subject to a 6-month lock-up agreement. As of December 31, 2014, the remaining lock-up is approximately five and a half months. These shares are accounted for as an available-for-sale security and have a fair value of $104 million as of December 31, 2014.

The Company also holds warrants that vested upon the initial public offering of Hortonworks, which entitle the Company to purchase an aggregate of 3.7 million shares of Hortonworks common stock upon exercise of the warrants. The Company holds 6.5 million preferred warrants that are exercisable for 3.25 million shares of common stock at an exercise price of $0.01 per share, as well as 0.5 million common warrants that are exercisable for 0.5 million shares of common stock at an exercise price of $8.46 per share. The Company determined the estimated value of the warrants using the Black-Scholes model. During the year ended December 31, 2014, the Company recorded a gain of $57 million upon the initial public offering of Hortonworks and a $41 million gain related to the mark to market of the warrants as of December 31, 2014, which were included within other income, net in the consolidated statements of income. Changes in the estimated fair value of the Hortonworks warrants will be recorded through other income, net in the Company’s consolidated statements of income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Convertible Senior Notes

In 2013, the Company issued $1.4375 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2018 (the “Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate estimated fair value of the Notes as of December 31, 2013 and December 31, 2014 was $1.1 billion and $1.2 billion, respectively. The estimated fair value of the Notes was determined on the basis of quoted market prices observable in the market and is considered Level 2 in the fair value hierarchy. See Note 11—“Convertible Notes” for additional information related to the Notes.

Goodwill

The inputs used to measure the estimated fair value of goodwill are classified as a Level 3 fair value measurement due to the significance of unobservable inputs using company-specific information. The valuation methodology used to estimate the fair value of goodwill is discussed in Note 1—“Goodwill”.

Other Investments

As of December 31, 2013 and 2014, the Company held approximately $25 million and $82 million, respectively, of investments in equity securities of privately-held companies that are accounted for using the cost method. These investments are included within other long-term assets and investments on the consolidated balance sheets. Such investments are reviewed periodically for impairment using fair value measurements.

Note 3    Consolidated Financial Statement Details

Prepaid Expenses and Other Current Assets

As of December 31, prepaid expenses and other current assets consisted of the following (in thousands):

	2013	2014
Prepaid expenses	$103,100	$132,306
Deferred income taxes	218,486	253,297
Foreign currency forward and option contract assets	214,041	122,648
Other receivables non-trade	37,404	83,464
Other	65,373	79,360

Total prepaid expenses and other current assets	$638,404	$671,075

Property and Equipment, Net

As of December 31, property and equipment, net consisted of the following (in thousands):

	2013	2014
Land	$213,838	$215,740
Buildings	697,874	780,688
Leasehold improvements	279,052	210,876
Computers and equipment(1)	1,512,860	1,839,033
Capitalized software and labor	766,368	658,762
Furniture and fixtures	61,280	74,992
Assets not yet in use	80,830	125,555

	3,612,102	3,905,646
Less: accumulated depreciation and amortization(2)	(2,123,584)	(2,417,962)

Total property and equipment, net	$1,488,518	$1,487,684

(1)	Includes data center equipment acquired under a capital lease of approximately $44 million and $47 million as of December 31, 2013 and 2014, respectively.

(2)

Includes $33 million and $50 million of accumulated depreciation, and $12 million and $28 million of accumulated amortization related to the capital lease as of December 31, 2013 and 2014, respectively.

Other Long-Term Assets and Investments

As of December 31, other long-term assets and investments consisted of the following (in thousands):

	2013	2014
Deferred income taxes	$23,222	$26,179
Investments in privately-held companies	25,077	82,354
Hortonworks equity securities and warrants	—	202,091
Foreign currency forward and option contracts	—	80,280
Other	128,982	159,894

Total other long-term assets and investments	$177,281	$550,798

Other Accrued Expenses and Current Liabilities

As of December 31, other accrued expenses and current liabilities consisted of the following (in thousands):

	2013	2014
Accrued content, connection, traffic acquisition, and other costs	$119,431	$172,913
Deferred income taxes	(10)	8,119
Accrued compensation and related expenses	343,392	373,749
Income taxes payable(*)	107,033	(264,993)
Accrued professional service expenses	69,869	49,651
Accrued sales and marketing related expenses	17,744	16,424
Accrued restructuring costs	21,764	47,356
Current liability for uncertain tax contingencies	—	2,179
Other	228,559	265,909

Total other accrued expenses and current liabilities	$907,782	$671,307

(*)

Income taxes payable reflect amounts owed to taxing authorities, net of tax payments and other credits resulting from current period deductions. The December 31, 2014 balance excludes the income taxes payable related to the sale of Alibaba Group ADSs, which is separately presented on the consolidated balance sheet.

Deferred and Other Long-Term Tax Liabilities

As of December 31, deferred and other long-term tax liabilities consisted of the following (in thousands):

	2013	2014
Deferred and other income tax liabilities	$172,491	$37,248
Long-term liability for uncertain tax contingencies(*)	675,465	1,119,725

Total deferred and other long-term tax liabilities	$847,956	$1,156,973

(*)	Includes interest and penalties.

Accumulated Other Comprehensive Income

As of December 31, the components of accumulated other comprehensive income were as follows (in thousands):

	2013	2014
Unrealized gains on available-for-sale securities, net of tax	$15,101	$22,086,371
Unrealized gains on cash flow hedges, net of tax	1,412	445
Foreign currency translation, net of tax(*)	301,876	(67,188)

Accumulated other comprehensive income	$318,389	$22,019,628

(*)

The tax amounts disclosed on the statements of comprehensive income for 2012 and 2013 of $2 million and $20 million, respectively, for the foreign currency translation adjustments have been revised from amounts previously reported, which was less than $1 million for both years to include the tax impact of equity method investments.

Noncontrolling Interests

As of December 31, noncontrolling interests were as follows (in thousands):

	2013	2014
Beginning balance of noncontrolling interests	$45,403	$55,688
Distributions to noncontrolling interests	—	(22,344)
Net income attributable to noncontrolling interests	10,285	10,411

Ending balance of noncontrolling interests	$55,688	$43,755

Other Income, Net

Other income, net for 2012, 2013, and 2014 were as follows (in thousands):

	Years Ended December 31,
	2012	2013	2014
Interest, dividend, and investment income	$41,673	$57,544	$26,309
Interest expense	(9,297)	(14,319)	(68,851)
Gain related to the sale of Alibaba Group shares	4,603,322	—	—
Gain on sale of Alibaba Group ADSs	—	—	10,319,437
Gain on Hortonworks warrants	—	—	98,062
Other income (expense), net	12,141	132	(5,518)

Total other income, net	$4,647,839	$43,357	$10,369,439

Interest, dividend, and investment income consists of income earned from cash in bank accounts, investments made in marketable debt securities and money market funds, and dividend income on the Alibaba Group Preference Shares prior to the redemption of such shares in May 2013.

Interest expense is related to the Notes, interest expense on notes payable related to building obligations and capital lease obligations for data centers.

The Company recorded a pre-tax gain of approximately $4.6 billion in 2012 related to the sale to Alibaba Group of Alibaba Group shares and in 2014 the Company recorded a pre-tax gain of approximately $10.3 billion related to the sale of Alibaba Group ADSs in the IPO. See Note 8—“Investments in Equity Interests Accounted for Using the Equity Method of Accounting” for additional information.

The Company holds warrants that vested upon the December 12, 2014 initial public offering of Hortonworks, which entitle the Company to purchase an aggregate of 3.7 million shares of Hortonworks common stock upon exercise of the warrants. The Company holds 6.5 million preferred warrants that are exercisable for 3.25 million shares of common stock at an exercise price of $0.01 per share, as well as 0.5 million common warrants that are exercisable for 0.5 million shares of common stock at an exercise price of $8.46 per share. The Company determined the estimated fair value of the warrants using the Black-Scholes model. During the year ended December 31, 2014, the Company recorded a gain of $57 million upon the initial public offering of Hortonworks and a $41 million gain related to the mark to market of the warrants held as of December 31, 2014, which were included within other income, net in the consolidated statements of income. Changes in the estimated fair value of the Hortonworks warrants will be recorded through other income, net in the consolidated statements of income. See Note 2—“Marketable Securities, Investments and Fair Value Disclosures” for additional information.

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

Reclassifications Out of Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the period ended December 31, 2012 were as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Realized losses on available-for-sale securities, net of tax	$9,088	Yahoo!’s share of earnings in equity method investments and Other income, net

Foreign currency translation adjustments (“CTA”):
Korea business closure CTA reclassification	$(16,208)	Restructuring charges, net
Alibaba Group Initial Repurchase related CTA reclassification, net of $68,130 in tax	(120,978)	Other income, net

Total foreign currency translation adjustments, net of tax	$(137,186)

Total reclassifications for the period	$(128,098)

Reclassifications out of accumulated other comprehensive income for the period ended December 31, 2013 were as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Realized gains on cash flow hedges, net of tax	$(2,080)	Revenue
Realized gains on available-for-sale securities, net of tax	(796)	Other income, net

Total reclassifications for the period	$(2,876)

Reclassifications out of accumulated other comprehensive income for the period ended December 31, 2014 were as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Realized gains on cash flow hedges, net of tax	$(5,259)	Revenue
Realized gains on available-for-sale securities, net of tax	(2,218)	Other income, net
Foreign currency translation adjustments (“CTA”):
Disposal of a portion of the investment in Alibaba Group, net of $30 million in tax	(50,301)	Other income, net

Total reclassifications for the period	$(57,778)

Note 4    Acquisitions And Dispositions

The following table summarizes acquisitions (including business combinations and asset acquisitions) completed during the three years ended December 31, 2014 (in millions):

	Purchase Price	Goodwill	Amortizable Intangibles
2012
All acquisitions	$7	$5	$—
2013
Tumblr	$990	$749	$263
Other acquisitions	$279	$170	$95
2014
Flurry	$270	$195	$55
BrightRoll	$583	$423	$113
Other acquisitions	$66	$43	$18

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

Other Acquisitions—Business Combinations.    During the year ended December 31, 2013, the Company acquired 25 other companies, which were accounted for as business combinations. The total aggregate purchase price for these other acquisitions was $279 million. The total cash consideration of $279 million less cash acquired of $2 million resulted in a net cash outlay of $277 million. The allocation of the purchase price of the assets and liabilities assumed based on their estimated fair values was $95 million to amortizable intangible assets, $2 million to cash acquired, $44 million to other tangible assets, $34 million to assumed liabilities, and the remainder of $170 million to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

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

The purchase price of $270 million exceeded the estimated fair value of the net tangible and identifiable intangible assets and liabilities acquired and, as a result, the Company recorded goodwill of $195 million in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding vested options) in Flurry and Flurry stockholders and vested option holders were paid in cash. Outstanding Flurry unvested options were assumed and converted into equivalent awards for Yahoo common stock valued at $4 million, which is being recognized as stock-based compensation expense as the options vest over periods of up to four years.

The total purchase price of approximately $270 million consisted of cash consideration. The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

Cash acquired	$12,100
Other tangible assets acquired	52,260
Amortizable intangible assets:
Developed technology	7,100
Customer contracts and related relationships	47,600
Other	720
Goodwill	195,294

Total assets acquired	315,074
Liabilities assumed	(45,404)

Total	$269,670

In connection with the acquisition, the Company issued restricted stock units to employees valued at $23 million, which is being recognized as stock-based compensation expense as the restricted stock units vest over four years related to continuing employment.

The amortizable intangible assets have useful lives not exceeding five years and a weighted average useful life of five years. No amounts have been allocated to in-process research and development and $195 million has been preliminarily allocated to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes.

BrightRoll.    On December 12, 2014, the Company completed the acquisition of BrightRoll, Inc. (“BrightRoll”), a leading programmatic video advertising platform. The transaction will combine Yahoo’s premium-desktop and mobile video advertising inventory with BrightRoll’s programmatic video platform and publisher relationships to bring substantial value to advertisers on both platforms.

The purchase price of $583 million exceeded the estimated fair value of the net tangible and identifiable intangible assets and liabilities acquired and, as a result, the Company recorded goodwill of $423 million in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding vested options) in BrightRoll and BrightRoll stockholders and vested option holders were paid in cash. Outstanding BrightRoll unvested options were assumed and converted into equivalent awards for Yahoo common stock valued at $25 million, which is being recognized as stock-based compensation expense as the options vest over periods of up to four years.

The total purchase price of approximately $583 million consisted mainly of cash consideration. The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

Cash acquired	$41,899
Accounts receivable, net	99,330
Other tangible assets acquired	55,548
Amortizable intangible assets:
Developed technology	19,400
Customer contracts and related relationships	85,600
Other	8,100
Goodwill	422,695

Total assets acquired	732,572
Liabilities assumed	(149,625)

Total	$582,947

In connection with the acquisition, the Company issued restricted stock units to employees valued at $78 million, which is being recognized as stock-based compensation expense as the restricted stock units vest over four years related to continuing employment. In addition, the transaction resulted in cash consideration of $54 million to be paid to BrightRoll’s founder over three years, also provided that he remains an employee of the Company. Such cash payments are being recognized as compensation expense over the three-year service period.

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of five years. No amounts have been allocated to in-process research and development and $423 million has been preliminarily allocated to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes.

Other Acquisitions—Business Combinations.    During the year ended December 31, 2014, the Company acquired nine other companies, all of which were accounted for as business combinations. The total purchase price for these acquisitions was $66 million less cash acquired of $4 million, which resulted in a net cash outlay of $62 million. The preliminary purchase price allocation of the assets acquired and liabilities assumed based on their estimated fair values was $43 million allocated to goodwill, $18 million to amortizable intangible assets, $4 million to cash acquired, $9 million to other tangible assets, and $8 million to assumed liabilities.

The Company’s business combinations completed during the years ended December 2012, 2013, and 2014 did not have a material impact on the Company’s consolidated financial statements, and therefore actual and pro forma disclosures have not been presented.

Patent Sale and License Agreement

During 2014, the Company entered into a patent sale and license agreement for total cash consideration of $460 million. The total consideration was allocated based on the estimated relative fair value of each of the elements of the agreement: $61 million was allocated to the sale of patents (“Sold Patents”), $135 million to the license to existing patents (“Existing Patents”) and $264 million to the license of patents developed or acquired in the next five years (“Capture Period Patents”). The Company recorded $61 million as a gain on the Sold Patents during 2014. The gain on sale of these patents is recorded as a part of gains on sales of patents in the consolidated statements of income.

The Company recognized $43 million in revenue related to the Existing Patents and the Capture Period Patents during the year ended December 31, 2014. The amounts allocated to the license of the Existing Patents is recorded as revenue over the four year period when payments are due. The amounts allocated to the Capture Period Patents is recorded as revenue over the five year capture period.

Patent Sale Agreements

During 2013 and 2014, the Company entered into patent sale agreements with a wholly-owned affiliate of Alibaba Group pursuant to which the Company sold certain patents for aggregate consideration of $70 million and $23.5 million, respectively. The gains on sales of these patents are recorded as a part of gains on sales of patents in the consolidated statements of income.

During 2014, the Company entered into a patent sale agreement with Yahoo Japan pursuant to which the Company sold certain patents for aggregate consideration of $18 million. The gain on sale of these patents of $12 million is recorded as a part of gains on sales of patents in the consolidated statements of income.

Note 5    Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2014 were as follows (in thousands):

	Americas(1)	EMEA(2)	Asia Pacific(3)	Total
Net balance as of January 1, 2013	$2,870,031	$593,613	$363,105	$3,826,749
Acquisitions	934,135	1,567	1,921	937,623
Goodwill impairment charge	—	(63,555)	—	(63,555)
Foreign currency translation adjustments	(1,832)	15,231	(34,568)	(21,169)

Net balance as of December 31, 2013	$3,802,334	$546,856	$330,458	$4,679,648
Acquisitions and other	533,894	110,203	(607)	643,490
Goodwill impairment charge	—	(79,135)	(9,279)	(88,414)
Foreign currency translation adjustments	(2,271)	(46,109)	(22,690)	(71,070)

Net balance as of December 31, 2014	$4,333,957	$531,815	$297,882	$5,163,654

(1)	Gross goodwill balances for the Americas segment were $2.9 billion as of January 1, 2013 and $4.3 billion as of December 31, 2014.

(2)

Gross goodwill balances for the EMEA segment were $1.1 billion as of both January 1, 2013 and $1.2 billion as of December 31, 2014. The EMEA segment includes accumulated impairment losses of $551 million as of January 1, 2013, and $630 million as of December 31, 2014.

(3)

Gross goodwill balances for the Asia Pacific (“APAC”) segment were $513 million as of January 1, 2013 and $457 million as of December 31, 2014. The APAC segment includes accumulated impairment losses of $150 million as of January 1, 2013 and $159 million as of December 31, 2014.

Goodwill Impairment Testing

The fair values of the U.S. & Canada, Latin America, Europe, Taiwan, Hong Kong, and Australia & New Zealand reporting units were estimated using an average of a market approach and an income approach as this combination was deemed to be the most indicative of the Company’s estimated fair value in an orderly transaction between market participants and is consistent with the methodology used for the goodwill impairment test in prior years. In addition, the Company ensures that the fair values estimated under these two approaches are comparable with each other. The estimated fair value of the Tumblr reporting unit was estimated using the market approach and was deemed to be the most indicative of our estimated fair value in an orderly transaction between market participants. The estimated fair values of the Middle East and India & Southeast Asia reporting units were estimated using the income approach as the market approach yielded a much higher fair value and was not comparable with the income approach. Under the market approach, the Company utilizes publicly-traded comparable company information to determine revenue and earnings multiples that are used to value its reporting units adjusted for an estimated control premium. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit discounted by an estimated weighted-average cost of capital, reflecting the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the estimated fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including selection of market comparables, estimated future cash flows, and discount rates.

In 2014, as a result of the annual goodwill impairment test, the Company concluded that the carrying value of the Middle East reporting unit, included in the EMEA reportable segment, and the carrying value of the India & Southeast Asia reporting unit included in the Asia Pacific reportable segment both exceeded their respective fair values. As required by the second step of the impairment test, the Company performed an allocation of the fair value to all the assets and liabilities of the reporting unit, including identifiable intangible assets, based on their estimated fair values, to determine the implied fair value of goodwill. Accordingly, the Company recorded a goodwill impairment charge related to the Middle East and India & Southeast Asia reporting units of $79 million and $9 million, respectively, during the quarter ended December 31, 2014 for the difference between the carrying value of the goodwill in the reporting unit and its implied fair value with no goodwill remaining in either reporting unit. The impairment resulted from a decline in business conditions in the Middle East and India & Southeast Asia during the latter half of 2014.

For the Europe reporting unit, the percentage by which the estimated fair value exceeded the carrying value as of October 31, 2014 was 12 percent and the amount of goodwill allocated to the Europe reporting unit was $465 million. The key assumptions used for the 2014 goodwill impairment test for Europe were 1) revenue ex-TAC cumulative average growth rate of approximately 5 percent over the next 5 years, 2) adjusted EBITDA growth rate of 15 percent over the next five years, 3) discount rate of 11 percent, and 4) terminal value growth rate of 3 percent. Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the remaining goodwill of the Europe reporting unit to become impaired. In addition, a future decline in the overall European market conditions and/or changes in the Company’s market share in the European market could negatively impact the market comparables, estimated future cash flows and discount rates used in the market and income approaches to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

In 2013, as a result of the annual goodwill impairment test, the Company concluded that the carrying value of the Middle East reporting unit, included in the EMEA reportable segment, exceeded its fair value. The Company recorded a goodwill impairment charge of approximately $64 million during the quarter ended December 31, 2013 for the difference between the carrying value of the goodwill in the reporting unit and its implied fair value with goodwill remaining of $77 million. The impairment resulted from a decline in business conditions in the Middle East during the latter half of 2013.

The estimated fair values of the Company’s other reporting units exceeded their estimated carrying values and therefore goodwill in those reporting units was not impaired.

Note 6    Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer, affiliate, and advertiser related relationships	$293,612	$(87,794)	$205,818
Developed technology and patents	261,435	(120,936)	140,499
Trade names, trademarks, and domain names	107,381	(35,890)	71,491

Total intangible assets, net	$662,428	$(244,620)	$417,808

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer, affiliate, and advertiser related relationships	$369,914	$(88,318)	$281,596
Developed technology and patents	206,422	(83,748)	122,674
Trade names, trademarks, and domain names	107,841	(41,269)	66,572

Total intangible assets, net	$684,177	$(213,335)	$470,842

(*)

Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities increased total intangible assets by approximately $19 million and $18 million as of December 31, 2013 and 2014, respectively.

The intangible assets have estimated useful lives as follows:

•	Customer, affiliate, and advertiser related relationships—four to eight years;

•	Developed technology and patents—one year to eight years; and

•	Trade names, trademarks, and domain names—one year to an indefinite life.

The Company recognized amortization expense for intangible assets of $105 million, $97 million, and $132 million for 2012, 2013, and 2014, respectively, including $70 million, $52 million, and $65 million, respectively, included in cost of revenue-other. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding years is as follows: 2015: $130 million; 2016: $106 million; 2017: $97 million; 2018: $79 million; 2019: $42 million; and cumulatively thereafter: $1 million.

Note 7    Basic And Diluted Net Income Attributable To Yahoo! Inc. Common Stockholders Per Share

Basic and diluted net income attributable to Yahoo! Inc. common stockholders per share is computed using the weighted average number of common shares outstanding during the period, excluding net income attributable to participating securities (restricted stock units granted under the Directors’ Stock Plan (the “Directors’ Plan”)). Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the treasury stock method and consist of unvested restricted stock and shares underlying unvested restricted stock units, the incremental common shares issuable upon the exercise of stock options, and shares to be purchased under the 1996 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Company calculates potential tax windfalls and shortfalls by including the impact of pro forma deferred tax assets.

The Company takes into account the effect on consolidated net income per share of dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method.

For 2012, 2013, and 2014, potentially dilutive securities representing approximately 39 million, 10 million, and 3 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

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

The denominator for diluted net income per share for 2014 also does not include any effect from the note hedges. In future periods, the denominator for diluted net income per share will exclude any effect of the note hedges, if their effect would be anti-dilutive. In the event an actual conversion of any or all of the Notes occurs, the shares that would be delivered to the Company under the note hedges are designed to neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 11—”Convertible Notes” for additional information.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2012	2013	2014
Basic:
Numerator:
Net income attributable to Yahoo! Inc.	$3,945,479	$1,366,281	$7,521,731
Less: Net income allocated to participating securities	(56)	(28)	(68)

Net income attributable to Yahoo! Inc. common stockholders—basic	$3,945,423	$1,366,253	$7,521,663

Denominator:
Weighted average common shares	1,192,775	1,052,705	987,819

Net income attributable to Yahoo! Inc. common stockholders per share—basic	$3.31	$1.30	$7.61

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$3,945,479	$1,366,281	$7,521,731
Less: Net income allocated to participating securities	(55)	(28)	(67)
Less: Effect of dilutive securities issued by equity investees	(4,920)	(16,656)	(43,689)

Net income attributable to Yahoo! Inc. common stockholders—diluted	$3,940,504	$1,349,597	$7,477,975

Denominator:
Denominator for basic calculation	1,192,775	1,052,705	987,819
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock units	8,403	14,097	12,365
Stock options and employee stock purchase plan	1,728	4,009	3,924

Denominator for diluted calculation	1,202,906	1,070,811	1,004,108

Net income attributable to Yahoo! Inc. common stockholders per share—diluted	$3.28	$1.26	$7.45

Note 8    Investments In Equity Interests Accounted For Using The Equity Method Of Accounting

The following table summarizes the Company’s investments in equity interests as of December 31, 2013 (dollars in thousands):

	December 31, 2013	Percent Ownership
Alibaba Group	$1,018,126	24%
Yahoo Japan	2,399,590	35%
Other	8,631	19%

Total	$3,426,347

The following table summarizes the Company’s investments in equity interests as of December 31, 2014 (dollars in thousands):

	December 31, 2014	Percent Ownership
Yahoo Japan	$2,482,660	35.5%
Other	6,918	20%

Total	$2,489,578

Alibaba Group

Equity Investment in Alibaba Group.    On October 23, 2005, the Company acquired approximately 46 percent of the outstanding ordinary shares of Alibaba Group in exchange for $1.0 billion in cash, the contribution of the Company’s China-based businesses (“Yahoo China”), and direct transaction costs of $8 million.

Prior to the initial public offering (“IPO”) by Alibaba Group of American Depositary Shares (“ADSs”), the Company’s investment in Alibaba Group was accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, was classified as part of investments in equity interests on the Company’s consolidated balance sheets. Prior to the IPO, the Company recorded its share of the results of Alibaba Group one quarter in arrears, within earnings in equity interests in the consolidated statements of income, including any related tax impacts related to the earnings in equity interest. As of December 31, 2013, the excess of carrying value of the Company’s investment in Alibaba Group and the Company’s proportionate share of the net assets of Alibaba Group was largely attributable to goodwill.

The following table presents Alibaba Group’s U.S. GAAP financial information, as derived from the Alibaba Group financial statements (in thousands):

	Twelve Months Ended September 30,
	2012	2013	2014(1)
Operating data:
Revenue	$4,082,838	$6,734,978	$7,584,932
Gross profit(2)	$2,764,314	$4,983,444	$5,592,862
Income from operations(2)	$687,632	$3,236,733	$3,437,766
Net income	$536,050	$2,847,139	$4,309,405
Net income attributable to ordinary shareholders of Alibaba Group Holding Limited	$484,511	$2,809,429	$4,260,067

	September 30, 2013	June 30, 2014
Balance sheet data:
Current assets	$7,994,731	$14,225,068
Long-term assets	$5,959,835	$11,973,248
Current liabilities	$4,838,510	$7,318,619
Long-term liabilities	$5,319,113	$8,828,663
Convertible preferred shares and other mezzanine equity	$1,688,889	$1,699,714
Noncontrolling interests	$92,127	$747,364

(1)	Data is for the nine months ended June 30, 2014.

(2)

For the twelve months ended September 30, 2013, certain amounts have been reclassified to conform to the current period presentation with no effect on previously reported net income or stockholders’ equity.

From the date of its acquisition of its interest in Alibaba Group through the date of the Alibaba Group IPO, the Company has recorded, in retained earnings, cumulative earnings in equity interests, net of tax, of $1,078 million and $1,691 million as of December 31, 2013 and 2014, respectively.

Initial Repurchase by Alibaba Group.    On September 18, 2012 (the “Repurchase Closing Date”), Alibaba Group repurchased 523 million of the 1,047 million ordinary shares of Alibaba Group (“Alibaba Group shares”) owned by the Company (the “Initial Repurchase”). The Initial Repurchase was made pursuant to the terms of the Share Repurchase and Preference Share Sale Agreement entered into by Yahoo! Inc., Alibaba Group and Yahoo! Hong Kong Holdings Limited (“YHK”), a wholly owned subsidiary of the Company, on May 20, 2012 (as amended on September 11, 2012, October 14, 2013 and July 14, 2014). Yahoo received $13.54 per Alibaba Group share, or approximately $7.1 billion in total consideration, for the 523 million Alibaba Group shares sold to Alibaba Group. Approximately $6.3 billion of the consideration was received in cash and $800 million was received in Alibaba Group Preference Shares, which Alibaba Group redeemed on May 16, 2013. During the six months ended June 30, 2013, the Company received cash dividends from Alibaba Group of $58 million related to the Alibaba Group Preference Shares. The Company recorded a pre-tax gain of approximately $4.6 billion for the year ended December 31, 2012.

On May 16, 2013, the Company received $846 million in cash from Alibaba Group to redeem the Alibaba Group Preference Shares. The cash received represented the redemption value, which included the stated value of $800 million plus accrued dividends of $46 million. Prior to their redemption, the Alibaba Group Preference Shares yielded semi-annual dividends at a rate per annum of up to 10 percent, with at least 3 percent payable in cash and the remainder accruing and increasing the liquidation preference.

Alibaba Group IPO. On September 24, 2014, Alibaba Group closed its IPO of ADSs. Each Alibaba Group ADS represents one ordinary share of Alibaba Group. YHK sold 140,000,000 Alibaba Group ADSs in the IPO at an initial public offering price of $68.00 per ADS. The Company received $9.4 billion (net of underwriting discounts, commissions, and fees of approximately $115 million) in cash for the 140 million Alibaba Group ADSs sold. The Company recorded a pre-tax gain of $10.3 billion (including a $1.3 billion gain reflecting the Company’s proportionate share of the proceeds from the IPO) for the year ended December 31, 2014, which is included in other income, net on the consolidated statements of income. The after-tax gain was approximately $6.3 billion. Following completion of the sale in the IPO, the Company retained 383,565,416 Alibaba Group ordinary shares, representing approximately 15 percent of Alibaba Group’s outstanding ordinary shares.

As of the date of the IPO, the Company no longer accounts for its remaining investment in Alibaba Group using the equity method and no longer records its proportionate share of Alibaba Group’s financial results in the consolidated financial statements. The Company reflects its remaining investment in Alibaba Group as an available-for-sale equity security on the consolidated balance sheet and adjusts the investment to fair value each quarterly reporting period with changes in fair value recorded within other comprehensive income (loss), net of tax. Also in connection with the IPO, each of Yahoo and YHK entered into a lock-up agreement with the underwriters restricting the sale of its remaining Alibaba Group shares for a period of one year, subject to certain exceptions. As of December 31, 2014, the remaining lock-up period is 8.5 months.

In connection with the IPO, Yahoo entered into a voting agreement with Alibaba Group, Jack Ma, Joe Tsai, SoftBank Corp., a Japanese corporation (“Softbank”) and certain other shareholders of Alibaba Group, pursuant to which Yahoo agreed to certain voting arrangements with respect to all of its Alibaba Group shares, including an agreement to vote for the director nominee of SoftBank and the director nominees of the Alibaba Partnership (a partnership comprised of members of management of Alibaba Group, one of its affiliates and/or certain companies with which Alibaba Group has a significant relationship). Yahoo also granted a proxy to Jack Ma and Joe Tsai, Alibaba Group’s executive chairman and executive vice chairman, respectively, to vote, subject to certain exceptions, 121.5 million of the Company’s Alibaba Group shares or, if less, the remaining Alibaba Group shares then owned by the Company.

See Note 2—“Marketable Securities, Investments and Fair Value Disclosures” for additional information.

Technology and Intellectual Property License Agreement (the “TIPLA”).    On the Repurchase Closing Date, the Company and Alibaba Group entered into an amendment of the existing TIPLA pursuant to which Alibaba Group made an initial payment to the Company of $550 million in satisfaction of certain future royalty payments under the existing TIPLA. As a result of the IPO, the TIPLA will terminate on September 18, 2015 and Alibaba Group’s obligation to make royalty payments under the TIPLA ceased on September 24, 2014. The royalty revenue recognized was approximately $86 million, $122 million, and $106 million for the years ended December 31, 2012, 2013 and 2014, respectively. The remaining initial TIPLA deferred revenue of $199 million is now being recognized ratably over the remaining term of the TIPLA, through September 18, 2015. For the years ended December 31, 2012, 2013, and 2014, the Company recognized approximately $39 million, $137 million, and $175 million, respectively, of the TIPLA deferred revenue.

Yahoo Japan

During April 1996, the Company signed a joint venture agreement with Softbank, as amended in September 1997, which formed Yahoo Japan. Yahoo Japan was formed to establish and manage a local version of Yahoo in Japan.

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

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $7 billion as of December 31, 2014.

During the years ended December 31, 2012, 2013 and 2014, the Company received cash dividends from Yahoo Japan in the amounts of $84 million, $77 million, and $84 million, net of withholding taxes, respectively, which were recorded as reductions to the Company’s investment in Yahoo Japan.

During the year ended December 31, 2014, the Company sold data center assets and assigned a data center lease to Yahoo Japan for cash proceeds of $11 million and recorded a net gain of approximately $5 million within general and administrative operating expenses.

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

	Twelve Months Ended September 30,
	2012	2013	2014
Operating data:
Revenue	$4,242,623	$4,296,522	$4,046,412
Gross profit	$3,594,633	$3,577,001	$3,262,450
Income from operations	$2,189,323	$2,150,644	$1,896,368
Net income	$1,313,494	$1,365,443	$1,236,583
Net income attributable to Yahoo Japan	$1,308,539	$1,355,457	$1,225,221

	September 30,
	2013	2014
Balance sheet data:
Current assets	$6,318,156	$6,161,126
Long-term assets	$1,728,912	$1,908,379
Current liabilities	$1,992,508	$1,948,540
Long-term liabilities	$56,762	$35,418
Noncontrolling interests	$74,754	$66,998

Since acquiring its equity interest in Yahoo Japan, the Company has recorded cumulative earnings in equity interests, net of dividends received and related taxes on dividends, of $2.8 billion and $3.3 billion as of December 31, 2013 and 2014, respectively.

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $281 million, $264 million, and $253 million, respectively, for the years ended December 31, 2012, 2013, and 2014. As of December 31, 2013 and 2014, the Company had net receivable balances from Yahoo Japan of approximately $42 million and $47 million, respectively.

Note 9    Foreign Currency Derivative Financial Instruments

The Company uses derivative financial instruments, primarily forward contracts and option contracts, to mitigate risk associated with adverse movements in foreign currency exchange rates.

The Company records all derivatives in the consolidated balance sheets at fair value, with assets included in prepaid expenses and other current assets or other long-term assets, and liabilities included in accrued expenses and other current liabilities or other long-term liabilities. The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The effective portions of net investment hedges are recorded in other comprehensive income as a part of the cumulative translation adjustment. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income until the hedged item is recognized in revenue on the consolidated statements of income when the underlying hedged revenue is recognized. Any ineffective portions of net investment hedges and cash flow hedges are recorded in other income, net on the Company’s consolidated statements of income. For balance sheet hedges, changes in the fair value are recorded in other income, net on the Company’s consolidated statements of income.

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

Designated as Hedging Instruments

Net Investment Hedges.    The Company hedges, on an after-tax basis, a portion of its net investment in Yahoo Japan with forward contracts and option contracts to reduce the risk that its investment in

Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. The total of the after-tax net investment hedge was less than the Yahoo Japan investment balance as of both December 31, 2013 and 2014. As such, the net investment hedge was considered to be effective.

Cash Flow Hedges.    The Company entered into foreign currency forward contracts designated as cash flow hedges of varying maturities through December 31, 2015. The cash flow hedges were considered to be effective as of December 31, 2013 and 2014. All of the forward contracts designated as cash flow hedges that were settled were reclassified to revenue within fiscal years 2013 and 2014, and the Company recognized the hedge forecasted revenue related to these contacts as of December 31, 2013 and 2014. All current outstanding cash flow hedges are expected to be reclassified into revenue during 2015. The Company did not enter into any cash flow hedges in the year ended December 31, 2012. For the years ended December 31, 2013 and 2014, the amounts recorded in Other income (expense), net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring was not material.

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

Notional amounts of the Company’s outstanding derivative contracts as of December 31, 2012, 2013 and 2014 (in millions) were as follows:

	December 31,
	2012	2013	2014
Derivatives designated as hedging instruments:
Net investment hedge forward and option contracts	$2,997	$1,341	$1,647
Cash flow hedge forwards	$—	$56	$222
Derivatives not designated as hedging instruments:
Balance sheet hedges	$356	$393	$243

Foreign currency derivative activity for the year ended December 31, 2013 was as follows (in millions):

	Beginning fair value	Settlement	Gain (loss) recorded in other income, net	Gain (loss) recorded in other comprehensive income		Gain (loss) recorded in revenue	Ending fair value
Derivatives designated as hedging instruments:
Net investment hedges	$3	$(304)	$—	$510	(*)	$—	$209
Cash flow hedges	—	(2)	1	2		3	4
Derivatives not designated as hedging instruments:
Balance sheet hedges	(5)	17	(12)	—		—	—

(*)

This amount does not reflect the tax impact of $193 million recorded during the twelve months ended December 31, 2013. The $317 million after tax impact of the gain recorded under other comprehensive income was included in accumulated other comprehensive income on the Company’s consolidated balance sheets.

Foreign currency derivative activity for the year ended December 31, 2014 was as follows (in millions):

	Beginning Fair Value	Settlement Payment (Receipt)	Gain (Loss) Recorded in Other Income, Net	Gain (Loss) Recorded in Other Comprehensive Income		Gain (Loss) Recorded in Revenue	Ending Fair Value
Derivatives designated as hedging instruments:
Net investment hedges	$209	$(234)	$—	$210	(*)	$—	$185
Cash flow hedges	4	(4)	(1)	1		8	8
Derivatives not designated as hedging instruments:
Balance sheet hedges	—	(12)	16	—		—	4

(*)

This amount does not reflect the tax impact of $79 million recorded during the twelve months ended December 31, 2014. The $131 million after tax impact of the gain recorded within other comprehensive income was included in accumulated other comprehensive income on the Company’s consolidated balance sheets as of December 31, 2014.

Foreign currency derivative contracts balance sheet location and ending fair value was as follows (in millions):

	Balance Sheet Location	December 31, 2013	December 31, 2014
Derivatives designated as hedging instruments:
Net investment hedges	Asset(1)	$209	$190
	Liability(2)	$—	$(5)
Cash flow hedges	Asset(1)	$4	$8
	Liability(2)	$—	$—
Derivatives not designated as hedging instruments:
Balance sheet hedges	Asset(1)	$1	$5
	Liability(2)	$(1)	$(1)

(1)	Included in prepaid expenses and other current assets or other long-term assets on the consolidated balance sheets.

(2)	Included in accrued expenses and other current liabilities or other long-term liabilities on the consolidated balance sheets.

See the Foreign Currency and Derivative Financial Instruments section within Note 1—“The Company and Summary of Significant Accounting Policies” for additional information.

Note 10    Credit Agreement

On October 19, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as Administrative Agent, and the other lenders party thereto from time to time. On October 10, 2013, the Company entered into Amendment No. 1 to the Credit Agreement. Amendment No. 1 extended the termination date of the Credit Agreement from October 18, 2013 to October 9, 2014. On October 9, 2014, the Company entered into Amendment No. 2. Amendment No. 2 extends the termination date of the Credit Agreement from October 9, 2014 to October 8, 2015. The Credit Agreement, as amended, continues to provide for a $750 million unsecured revolving credit facility, subject to increase by up to $250 million in accordance with its terms.

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

As of December 31, 2014, the Company was in compliance with the financial covenants in the Credit Agreement and no amounts were outstanding.

Note 11    Convertible Notes

0.00% Convertible Senior Notes

As of December 31, 2014, the Company had $1.2 billion principal amount of Notes outstanding. In 2013, the Company issued the Notes. The Notes were sold under a purchase agreement, dated

November 20, 2013, with J.P. Morgan Securities LLC and Goldman, Sachs & Co., as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”). The Notes were sold to the Initial Purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

In connection with the issuance of the Notes, the Company entered into an indenture (the “Indenture”) with respect to the Notes with The Bank of New York Mellon Trust Company, N.A., as trustee. Under the Indenture, the Notes are senior unsecured obligations of Yahoo, the Notes do not bear regular interest. The Notes mature on December 1, 2018, unless previously purchased or converted in accordance with their terms prior to such date. The Company may not redeem Notes prior to maturity. However, holders of the Notes may convert them at certain times and upon the occurrence of certain events in the future, as outlined in the Indenture. Holders of the Notes who convert in connection with a “make-whole fundamental change,” as defined in the Indenture, may require Yahoo to purchase for cash all or any portion of their Notes at a purchase price equal to 100 percent of the principal amount, plus accrued and unpaid special interest as defined in the Indenture, if any. The Notes are convertible, subject to certain conditions, into shares of Yahoo common stock at an initial conversion rate of 18.7161 shares per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $53.43 per share), subject to adjustment upon the occurrence of certain events. Certain corporate events described in the Indenture may increase the conversion rate for holders who elect to convert their Notes in connection with such corporate event should they occur. Upon conversion of the Notes, holders will receive cash, shares of Yahoo’s common stock, or a combination thereof, at Yahoo’s election. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company will deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread). The conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method. As of December 31, 2014, none of the conditions allowing holders of the Notes to convert had been met.

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

In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the $1.2 billion liability component are being amortized to expense over the term of the Notes, and issuance costs attributable to the $306 million equity component were included with the equity component in stockholders’ equity. Additionally, the Company recorded a deferred tax liability of $37 million on a portion of the equity component transaction costs which are deductible for tax purposes.

The Notes consist of the following (in thousands):

	Years Ended December 31,
	2013	2014
Liability component:
Principal	$1,437,500	$1,437,500
Less: note discount	(326,915)	(267,077)

Net carrying amount	$1,110,585	$1,170,423

Equity component(*)	$305,569	$305,569

(*)	Recorded on the consolidated balance sheet within additional paid-in capital.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Years Ended December 31,
	2013	2014
Accretion of convertible note discount	$4,846	$59,838

The fair value of the Notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of debt instruments (the carrying value excludes the equity component of the Notes classified in equity) was as follows (in thousands):

	December 31, 2013		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$1,111,473	$1,110,585	$1,175,240	$1,170,423

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

Note 12    Commitments And Contingencies

Lease Commitments.    The Company leases office space and data centers under operating and capital lease agreements with original lease periods of up to 12 years which expire between 2015 and 2025.

In May 2013, the Company entered into a 12-year operating lease agreement for four floors of the former New York Times building in New York City with a total expected minimum lease commitment of $125 million. The Company has the option to renew the lease for an additional five years.

In December 2014, the Company entered into a 10-year operating lease agreement for three buildings in Los Angeles, California with a total expected minimum lease commitment of $61 million. The Company has the option to renew the lease for two consecutive renewal terms of either five years or seven years each.

Rent expense for all operating leases was approximately $76 million, $77 million, and $86 million for 2012, 2013, and 2014, respectively.

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

A summary of gross and net lease commitments as of December 31, 2014 was as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Years ending December 31,
2015	$141	$(18)	$123
2016	102	(11)	91
2017	74	(8)	66
2018	53	(6)	47
2019	43	(3)	40
Due after 5 years	142	(3)	139

Total gross and net lease commitments	$555	$(49)	$506

Capital Lease Commitment
Years ending December 31,
2015	$19
2016	15
2017	10
2018	9
2019	5
Due after 5 years	—

Gross lease commitment	$58

Less: interest	(11)

Net lease commitment included in other long-term liabilities	$47

Affiliate Commitments.    The Company is obligated to make payments, which represent TAC, to its Affiliates. As of December 31, 2014, these commitments totaled $2,087 million, of which $505 million will be payable in 2015, $401 million will be payable in 2016, $400 million will be payable in 2017, $375 million will be payable in 2018, and $375 million will be payable in 2019, and $31 million will be payable thereafter.

Non-cancelable Obligations.    The Company is obligated to make payments under various non-cancelable arrangements with vendors and other business partners, principally for marketing, bandwidth, co-location, and content arrangements. As of December 31, 2014, these commitments totaled $255 million, of which $148 million will be payable in 2015, $76 million will be payable in 2016, $18 million will be payable in 2017, $11 million will be payable in 2018, and $2 million will be payable in 2019.

Intellectual Property Rights.    The Company is committed to make certain payments under various intellectual property arrangements of up to $21 million through 2023.

Other Commitments.    In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, joint ventures and business partners, purchasers of assets or subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements or representations and warranties made by the Company, services to be provided by the Company, intellectual property infringement claims made by third parties or, with respect to the sale, lease, or assignment of assets, or the sale of a subsidiary, matters related to the Company’s conduct of the business and tax matters prior to the sale, lease or assignment. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its current and former directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses.

Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any material liabilities related to such indemnification obligations in the Company’s consolidated financial statements.

As of December 31, 2014, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

See Note 19—“Search Agreement with Microsoft Corporation” for a description of the Search Agreement and License Agreement with Microsoft.

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

On March 14, 2014, a stockholder derivative action captioned Hughes Trust v. de Castro, et al. was filed in the Delaware Court of Chancery purportedly on behalf of Yahoo against current and former members of the Board of Directors and our former chief operating officer, Henrique de Castro. The plaintiff alleged that the directors who approved Mr. de Castro’s employment agreement in 2012 wasted corporate assets and breached their fiduciary duties by failing to adequately inform themselves about how much compensation Mr. de Castro would be entitled to receive. The plaintiff further alleged that the directors failed to provide adequate disclosure regarding Mr. de Castro’s compensation. The plaintiff asserted a claim against Mr. de Castro for unjust enrichment. Plaintiff was seeking unspecified damages and restitution in favor of Yahoo, an order directing Yahoo to reform its corporate governance and internal procedures, and attorneys’ fees and costs. On February 10, 2015, the court entered an order granting the plaintiff’s request to voluntary dismiss the action without prejudice.

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

Plaintiffs appealed the Superior Court’s decision to the Mexican Federal Civil Collegiate Court for the First Circuit (“Civil Collegiate Court”). The Company appealed the Superior Court’s decision not to award it statutory costs in the underlying proceeding. Yahoo! Mexico appealed the Superior Court’s award of $172,500, the Superior Court’s decision not to award it additional moneys beyond the $2.6 million award on its counterclaims, and the Superior Court’s decision not to award it statutory costs. On January 14, 2015, the Civil Collegiate Court denied all of the appeals.

On February 16, 2015, plaintiffs filed a petition for review by the Supreme Court of Mexico, where review is limited to constitutional questions under Mexican law. The Company believes there is no basis for such review in the matter.

On September 10, 2014, the same plaintiffs in the Mexico litigation described above filed an action in U.S. District Court for the Southern District of New York against Yahoo! Inc., Yahoo! Mexico, Baker & McKenzie, and Baker & McKenzie, S.C. Plaintiffs allege that defendants conspired to influence the Mexican courts and “illegally obtain a favorable judgment” in the above litigation. Plaintiffs advance claims for relief under the Racketeer Influenced and Corrupt Organizations Act of 1970 (“RICO”), which provides for treble damages in certain cases, conspiracy to violate RICO, common-law fraud, and civil conspiracy. The complaint seeks unspecified damages. The Company and Yahoo! Mexico have filed a motion to dismiss the complaint. The Company believes the plaintiffs’ claims in this action are without merit.

The Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters described above. The Company has also determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to the Company’s legal proceedings, including the matters described above other than the Mexico matters, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of December 31, 2014 were not material. The Company did not accrue for the judgment in Mexico, which was reversed as explained above. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo, its subsidiaries, directors, or officers in these matters, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against these claims.

Note 13    Stockholders’ Equity

The Board has the authority to issue up to 10 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

Stock Repurchases.    In May 2012, the Board authorized a stock repurchase program allowing the Company to repurchase up to an additional $5 billion of its outstanding shares of common stock. That repurchase program was exhausted during the first quarter of 2014. In November 2013, the Board authorized an additional stock repurchase program with an authorized level of $5 billion. The November 2013 program, according to its terms, will expire in December 2016. The aggregate amount remaining under the November 2013 repurchase program was approximately $930 million at December 31, 2014. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan.

In September and October 2014, the Company entered into two unrelated accelerated share repurchase agreements (“ASR”) with a financial institution to repurchase shares of its common stock. Under the September 2014 agreement, the Company prepaid $1.1 billion and approximately 15 million shares were initially delivered to the Company on September 30, 2014 and are included in treasury stock. Final settlement occurred on October 17, 2014, resulting in a total of approximately 23.5 million shares, inclusive of shares initially delivered, repurchased for $933 million, all of which are included in treasury stock. The Company received a return of cash for the remaining amount not settled in shares of $167 million. Under the October 2014 agreement, the Company prepaid the maximum repurchase amount of $1.0 billion and approximately 15 million shares were initially delivered on October 30, 2014. Final settlement occurred on December 9, 2014, resulting in a total of approximately 16 million shares, inclusive of shares initially delivered, repurchased for $800 million, all of which are included in treasury stock. The Company received a return of cash for the remaining amount not settled in shares of $200 million. Both ASR agreements were entered into pursuant to the Company’s existing share repurchase program.

The Company accounted for the September 2014 ASR as two separate transactions: (i) approximately 15 million shares of common stock initially delivered to the Company, and $600 million was accounted for as a treasury stock transaction and (ii) the remaining $500 million unsettled portion of the contract was determined to be a forward contract indexed to the Company’s own common stock. The initial delivery of approximately 15 million shares resulted in an immediate reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share. The Company has determined that the forward contract, indexed to its common stock, met all of the applicable criteria for equity classification. The Company recorded $600 million as treasury stock and recorded $500 million, the implied value of the forward contract, in additional paid-in capital on the consolidated balance sheets as of September 30, 2014. As the remainder of the shares were delivered to the Company, in the fourth quarter of 2014, the forward contract was reclassified from additional paid-in capital to treasury stock for the value of the additional shares received, and additional paid-in capital was debited for the cash returned for the remaining amount of shares not settled.

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

During the year ended December 31, 2014, in addition to the repurchase under the ASR’s, the Company repurchased approximately 62 million shares of its common stock under its stock repurchase program at an average price of $39.30 per share for a total of approximately $2.4 billion. As of December 31, 2014, the November 2013 program had remaining authorized purchase capacity of $930 million.

During the year ended December 31, 2013, the Company retired 198 million shares, resulting in reductions of $198,000 in common stock, $1.6 billion in additional paid-in capital, and $2.9 billion in retained earnings. During the year ended December 31, 2014, the Company retired 94 million shares, resulting in reductions of $94,000 in common stock, $795 million in additional paid-in capital, and $2.9 billion in retained earnings.

Note 14    Employee Benefits

Benefit Plans.    The Company maintains the Yahoo! Inc. 401(k) Plan (the “401(k) Plan”) for its full-time employees in the U.S. The 401(k) Plan allows employees of the Company to contribute up to the Internal Revenue Code prescribed maximum amount. Employees may elect to contribute from 1 to 50 percent of their annual compensation to the 401(k) Plan. The Company matches employee contributions at a rate of 25 percent, up to the IRS prescribed amount. Both employee and employer contributions vest immediately upon contribution. During 2012, 2013, and 2014, the Company’s contributions to the 401(k) Plan amounted to approximately $19 million, $18 million, and $19 million, respectively. The Company also contributed approximately $22 million, $17 million, and $16 million to its other defined contribution retirement benefit plans outside of the U.S. for 2012, 2013, and 2014, respectively.

Stock Plans.    The Stock Plan provides for the issuance of stock-based awards to employees, including executive officers, and consultants. The Stock Plan permits the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, and dividend equivalents.

Options granted under the Stock Plan before May 19, 2005 generally expire 10 years after the grant date, and options granted after May 19, 2005 generally expire seven years after the grant date. Options generally become exercisable over a four-year period based on continued employment and vest either monthly, quarterly, semi-annually, or annually.

The Stock Plan permits the granting of restricted stock and restricted stock units (collectively referred to as “restricted stock awards”). The restricted stock award vesting criteria are generally the passing of time, meeting certain performance-based objectives, or a combination of both, and continued employment through the vesting period (which varies but generally does not exceed four years). Restricted stock award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as an expense over the corresponding service period.

The Stock Plan provides for the issuance of a maximum of 784 million shares of which 87 million shares were still available for award grant purposes as of December 31, 2014. Each share of the Company’s common stock issued in settlement of “full-value awards” (which include all awards other than options and stock appreciation rights) granted on or after June 25, 2009 under the Stock Plan counted as 1.75 shares against the Stock Plan’s share limit. Each share of the Company’s common stock issued in settlement of “full-value awards” granted on or after June 25, 2014 under the Stock Plan is counted as 2.5 shares against the Stock Plan’s share limit.

The Directors’ Plan provides for the grant of nonqualified stock options and restricted stock units to non-employee directors of the Company. The Directors’ Plan provides for the issuance of up to 9 million shares of the Company’s common stock, of which approximately 5 million were still available for award grant purposes as of December 31, 2014. Each share of the Company’s common stock issued in settlement of restricted stock units granted after the Company’s 2006 annual meeting of shareholders under the Directors’ Plan is counted as 1.75 shares against the Directors’ Plan’s share limit.

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

From time to time, the Company also assumes stock-based awards in connection with corporate mergers and acquisitions, which awards become payable in shares of the Company’s common stock.

Employee Stock Purchase Plan.    The Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their compensation subject to certain Internal Revenue Code limitations. Prior to November 2012, the price of common stock purchased under the plan was equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each 24-month offering period or the specified purchase date. Beginning in November 2012, the Employee Stock Purchase Plan was modified to consist of three-month offering periods. The price of the common stock purchased under the plan after November 2012 will be equal to 90 percent of the lower of the fair market value of the common stock on the commencement date of each three-month offering period or the specified purchase date. Beginning in the first quarter of 2015, the Company will discontinue the offering of the Employee Stock Purchase Plan to its employees.

The Employee Stock Purchase Plan provides for the issuance of a maximum of 75 million shares of common stock, of which 12 million shares were available as of December 31, 2014. For the years ended December 31, 2012, 2013, and 2014, stock-based compensation expense related to the activity under the plan was $31 million, $16 million, and $12 million, respectively. As of December 31, 2014, there was $2 million of unamortized stock-based compensation expense related to the Company’s Employee Stock Purchase Plan, which will be recognized over a weighted average period of 0.1 years.

Stock Options.    The Company’s Stock Plan, the Directors’ Plan, other stock-based awards assumed through acquisitions (including stock-based commitments related to continued service of acquired employees, such as the holdback by Yahoo of shares of Yahoo common stock issued to Tumblr’s founder in connection with the Company’s acquisition of Tumblr in June 2013) are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans for the year ended December 31, 2014 is summarized as follows (in thousands, except years and per share amounts):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013(1)	20,968	$20.43	4.20	$428,414
Options granted(2)	38	$40.05
Options assumed in acquisitions	1,079	$16.75
Options exercised(3)	(9,970)	$22.17
Options expired	(812)	$22.00
Options cancelled/forfeited	(2,078)	$18.20

Outstanding at December 31, 2014(1)	9,225	$18.57	4.33	$274,072

Vested and expected to vest at December 31, 2014(4)	7,940	$17.56	4.29	$261,608

Exercisable at December 31, 2014	4,031	$17.27	3.54	$134,001

(1)	Includes shares subject to performance-based stock options for which performance goals had not been set as of the date shown.

(2)	Excludes tranches of previously granted performance-based stock options for which performance goals were set during the year ended December 31, 2014.

(3)	The Company generally issues new shares to satisfy stock option exercises.

(4)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted average grant date fair values of all options granted and assumed in the years ended December 31, 2012, 2013, and 2014 were $4.36, $18.72, and $31.31 per share, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on December 31, 2014 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2014.

The total intrinsic values of options exercised in the years ended December 31, 2012, 2013, and 2014 were $45 million, $122 million, and $167 million, respectively.

As of December 31, 2014, there was $34 million of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.0 years.

Cash received from option exercises and purchases of shares under the Employee Stock Purchase Plan for the year ended December 31, 2014 was $308 million.

The total net tax benefit attributable to stock options exercised in the year ended December 31, 2014 was $51 million.

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options			Purchase Plan(5)
	Years Ended December 31,			Years Ended December 31,
	2012	2013	2014	2012	2013	2014
Expected dividend yield(1)	0%	0%	0%	0%	0%	0%
Risk-free interest rate(2)	0.6%	0.7%	1.4%	0.4%	0.1%	0%
Expected volatility(3)	31.9%	33.3%	34.5%	33.7%	31.7%	36.8%
Expected life (in years)(4)	4.02	3.60	3.83	1.21	0.25	0.25

(1)	The Company currently has no history or expectation of paying cash dividends on its common stock in the near future.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the awards in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the implied volatility of publicly traded options on its common stock, with a term of one year or greater.

(4)

The expected life of stock options granted under the Plans is based on historical exercise patterns, which the Company believes are representative of future behavior. New grants issued by the Company had an expected life of 4.00 years in 2012, 4.00 years in 2013, and 4.00 years in 2014. Options assumed in acquisitions had expected lives of less than 3 years.

(5)

Assumptions for the Employee Stock Purchase Plan relate to the annual average of the enrollment periods. During the year ended December 31, 2012, enrollment was permitted in May and November of each year. Beginning in 2013, enrollment was permitted in February, May, August, and November of each year.

Restricted Stock and Restricted Stock Units.    Restricted stock and restricted stock unit activity under the Plans for the year ended December 31, 2014 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share
Awarded and unvested at December 31, 2013(1)	49,584	$24.20
Granted(2)	17,005	$39.18
Assumed in acquisitions	277	$40.85
Vested	(18,959)	$20.31
Forfeited	(7,230)	$24.20

Awarded and unvested at December 31, 2014(1)	40,677	$32.38

(1)

Includes the maximum number of shares issuable under the Company’s performance-based restricted stock unit awards (including future-year tranches for which performance goals had not been set) as of the date shown.

(2)

Includes the maximum number of shares issuable under the performance-based restricted stock unit awards granted during the year ended December 31, 2014 (including future-year tranches for which performance goals had not been set during the period); excludes tranches of previously granted performance-based restricted stock units for which performance goals were set during the year ended December 31, 2014.

As of December 31, 2014, there was $743 million of unamortized stock-based compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.4 years.

The total fair value of restricted stock awards vested during the years ended December 31, 2012, 2013, and 2014 was $171 million, $220 million, and $415 million, respectively.

During the year ended December 31, 2014, 19.0 million shares that were subject to previously granted restricted stock units vested. These vested restricted stock awards were net share settled. The Company withheld 7.1 million shares based upon the Company’s closing stock price on the vesting date, to satisfy the Company’s tax withholding obligation relating to the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $281 million for the year ended December 31, 2014 and are reflected as a financing activity within the consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units and tax withholding related to the reacquisition of shares of restricted stock. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

In 2012, 2013, and 2014, $36 million, $64 million, and $150 million, respectively, of excess tax benefits from stock-based awards for options exercised and restricted stock awards that vested in current and prior periods were included as a source of cash flows from financing activities. These excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised and restricted stock awards that vested in current and prior periods. The Company has accumulated excess tax deductions relating to stock options exercised and restricted stock awards that vested prior to January 1, 2006 available to reduce income taxes otherwise payable. To the extent such deductions reduce income taxes payable in the current year, they are reported as financing activities in the consolidated statements of cash flows.

Performance-Based Executive Incentive Equity Awards.

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

After 2012, Ms. Mayer is eligible to receive annual equity grants when such grants are made to senior executives. Subject to the discretion of the Compensation and Leadership Development Committee of the Board of Directors (the “Compensation Committee”), the Company contemplates that the target value of such awards will not be less than the target value of her 2012 annual grant.

CEO One-Time Retention Award.    Ms. Mayer received a one-time retention equity award that vests over five years. A total of $15 million of the grant date fair value of this equity award was granted as restricted stock units on July 26, 2012 and vests over five years. The remaining portion of this equity award (valued at $15 million per the offer letter) was granted in November 2012 as a performance-based stock option that vests over the four and a half years after July 26, 2012, subject to satisfaction of performance criteria. The number of performance options granted in November 2012 was determined based on the grant date fair value as of July 26, 2012. See below for additional discussion of the performance-based stock options.

CEO Make-Whole Restricted Stock Units.    To partially compensate Ms. Mayer for forfeiture of compensation from her previous employer, on July 26, 2012 she was granted restricted stock units with a grant-date fair value of $14 million (the “Make-Whole RSUs”). Based on grant date fair values, $4 million of the Make-Whole RSUs vested in 2012, $7 million vested in 2013, and $3 million vested in 2014.

Performance Options.    The financial performance stock options awarded by the Company in November 2012 to Ms. Mayer and Mr. Goldman include multiple performance periods. The number of stock options that ultimately vest for each performance period will range from 0 percent to 100 percent of the target amount for such period stated in each executive’s award agreement based on the Company’s performance relative to goals. The financial performance goals are established at the beginning of each performance period and the portion (or “tranche”) of the award related to each performance period is treated as a separate grant for accounting purposes. In February 2014, the Compensation Committee established performance goals under these stock options for the 2014 performance year. The 2014 financial performance metrics (and their weightings) under the performance stock options are GAAP revenue (70 percent) and adjusted EBITDA (30 percent). The grant date fair value of the 2014 tranche of the November 2012 financial performance stock options was $38 million, and is being recognized over the twelve-month service period. The Company began recording stock-based compensation expense for this tranche in February 2014, when the financial performance goals were established.

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

Note 15    Restructuring Charges, Net

Restructuring charges, net consists of employee severance pay and related costs, reversals of stock-based compensation expense, facility restructuring costs, contract termination and other non-cash charges associated with the exit of facilities, as well as reversals of restructuring charges arising from changes in estimates.

For the years ended December 31, 2012, 2013, and 2014, restructuring charges, net was comprised of the following (in thousands):

	Year Ended December 31,
	2012	2013	2014
Employee severance pay and related costs	$139,623	$12,337	$30,749
Non-cancelable lease, contract termination, and other charges	27,785	15,822	79,317
Non-cash reversals of stock-based compensation expense	(3,429)	—	—
Other non-cash charges (credits), net	109,896	547	(3,394)
Changes in estimates and reversals of previous charges	(37,705)	(24,940)	(3,222)

Restructuring charges, net	$236,170	$3,766	$103,450

Although the Company does not allocate restructuring charges to its segments, the amounts of the restructuring charges relating to each segment are presented below. For the years ended December 31, 2012, 2013, and 2014, restructuring charges, net consists of the following (in thousands):

	Year Ended December 31,
	2012	2013	2014
Americas	$102,623	$571	$76,134
EMEA	45,360	2,862	25,612
Asia Pacific	88,187	333	1,704

Restructuring charges, net	$236,170	$3,766	$103,450

The Company has implemented various restructuring plans to reduce its cost structure, align resources with its product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers.

The Company’s restructuring accrual activity for the years ended December 31, 2013 and 2014 is summarized as follows (in thousands):

Total
Accrual balance as of December 31, 2012	$72,867
Restructuring charges	3,766
Cash paid	(46,006)
Foreign currency translation and other adjustments	(531)

Accrual Balance as of December 31, 2013	$30,096
Restructuring charges	103,450
Cash paid	(52,301)
Foreign currency translation and other adjustments	2,363

Accrual Balance as of December 31, 2014	$83,608

The $84 million restructuring liability as of December 31, 2014 consists of $16 million for employee severance expenses, which the Company expects to pay out by the end of the third quarter of 2015, and $68 million related to non-cancelable lease costs, which the Company expects to pay over the terms of the related obligations through the fourth quarter of 2021, less estimated sublease income.

As of December 31, restructuring accruals were included on the Company’s consolidated balance sheets as follows (in thousands):

	2013	2014
Accrued expenses and other current liabilities	$21,741	$47,356
Other long-term liabilities	8,355	36,252

Total restructuring accruals	$30,096	$83,608

As of December 31, restructuring accruals by segment consisted of the following (in thousands):

	2013	2014
Americas	$18,078	$65,949
EMEA	11,284	16,797
Asia Pacific	734	862

Total restructuring accruals	$30,096	$83,608

Note 16    Income Taxes

The components of income before income taxes and earnings in equity interests are as follows (in thousands):

	Years Ended December 31,
	2012	2013	2014
United States	$5,056,643	$538,824	$10,572,290
Foreign	157,564	94,459	(59,909)

Income before income taxes and earnings in equity interests	$5,214,207	$633,283	$10,512,381

The provision for income taxes is composed of the following (in thousands):

	Years Ended December 31,
	2012	2013	2014
Current:
United States federal	$2,278,759	$138,032	$3,067,395
State	361,788	49,872	454,261
Foreign	68,816	49,790	50,573

Total current provision for income taxes	2,709,363	237,694	3,572,229

Deferred:
United States federal	(741,628)	(63,166)	348,887
State	(29,470)	(22,498)	120,938
Foreign	1,778	1,362	(3,952)

Total deferred (benefit) provision for income taxes	(769,320)	(84,302)	465,873

Provision for income taxes	$1,940,043	$153,392	$4,038,102

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes and earnings in equity interests as follows (in thousands):

	Years Ended December 31,
	2012	2013	2014
Income tax at the U.S. federal statutory rate of 35 percent	$1,824,973	$221,648	$3,679,333
State income taxes, net of federal benefit	237,637	23,000	400,824
Stock-based compensation expense	19,946	16,015	8,132
Research tax credits	—	(18,036)	(23,775)
Effect of non-U.S. operations	(138,078)	(47,968)	(53,079)
Settlement with tax authorities	(4,711)	(46,943)	(24,870)
Remeasurement of prior year tax positions	—	(24,246)	—
Acquisition related non-deductible expenses	1,894	9,296	16,881
Goodwill impairment charge	—	22,244	30,945
Other	(1,618)	(1,618)	3,711

Provision for income taxes	$1,940,043	$153,392	$4,038,102

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2014
Deferred income tax assets:
Net operating loss and tax credit carryforwards	$148,060	$156,385
Stock-based compensation expense	66,583	55,951
Non-deductible accrued expenses	52,902	118,457
Deferred revenue	164,264	90,023
Fixed assets	22,937	18,059
Federal benefits relating to tax positions	214,208	320,185
Other	10,642	8,104

Gross deferred income tax assets	679,596	767,164
Valuation allowance	(36,690)	(23,853)

Deferred income tax assets	$642,906	$743,311

Deferred income tax liabilities:
Purchased intangible assets	$(156,435)	$(200,569)
Fixed assets	(86,641)	(174,196)
Alibaba unrealized gains	—	(16,154,906)
Basis difference in investments	(323,368)	(75,368)
Restructuring liabilities	(7,235)	(8,224)
Other	—	(3,271)

Deferred income tax liabilities	$(573,679)	$(16,616,534)

Net deferred income tax assets (liabilities)	$69,227	$(15,873,223)

As of December 31, 2014, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $303 million and $207 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax law. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2021.

The Company accrued deferred tax liabilities of $16.2 billion associated with the Alibaba Group shares that it retained. Such deferred tax liabilities are subject to periodic adjustments due to changes in the fair value of the Alibaba Group shares. The Company estimates that it will pay taxes of approximately $3.3 billion in the three months ended March 31, 2015 related to YHK’s sale of Alibaba Group ADSs in the IPO on September 24, 2014.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law, extending 2014 federal research and development credit. As such, the provision for income taxes for the year ended December 31, 2014 reflects the benefit of the 2014 federal research and development tax credit. The Company’s state research tax credit carryforward for income tax purposes is approximately $135 million and it can be carried forward indefinitely. Tax credit carryforwards that result from the exercise of employee stock options are not recorded on the Company’s consolidated balance sheets and are accounted for as a credit to additional paid-in capital if and when realized through a reduction in income taxes payable.

The Company has a valuation allowance of approximately $24 million as of December 31, 2014 against certain deferred income tax assets that are not more likely than not to be realized in future periods. In evaluating the Company’s ability to realize its deferred income tax assets, the Company considers all available positive and negative evidence, including operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction by jurisdiction basis. The valuation allowance as of December 31, 2014 relates to foreign net operating loss carryforwards that will reduce the provision for income taxes if and when recognized.

In 2012, the Company made a one-time distribution of foreign earnings resulting in an overall net benefit of $117 million. During 2013, the Company recorded an additional net benefit of $36 million related to this distribution. In 2014, the Company recorded a detriment of $8 million to account for the corresponding adjustments from the IRS on foreign earnings available at the time of the 2012 repatriation. As of December 31, 2014, the Company does not anticipate a repatriation of its undistributed foreign earnings of approximately $2.9 billion. Those earnings are principally related to Yahoo Japan. If these earnings were to be repatriated in the future, the Company may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

The total amount of gross unrecognized tax benefits was $1,024 million as of December 31, 2014, of which up to $706 million would affect the Company’s effective tax rate if realized. A reconciliation of the beginning and ending amount of unrecognized tax benefits in 2013 and 2014 is as follows (in thousands):

	2012	2013	2014
Unrecognized tax benefits balance at January 1	$532,862	$727,367	$695,285
Gross increase for tax positions of prior years	9,441	69,188	65,606
Gross decrease for tax positions of prior years	(32,513)	(40,298)	(9,954)
Gross increase for tax positions of current year	231,525	34,556	358,434
Settlements	(10,520)	(94,640)	(84,942)
Lapse of statute of limitations	(3,428)	(888)	(803)

Unrecognized tax benefits balance at December 31	$727,367	$695,285	$1,023,626

The remaining balances are recorded on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2013	2014
Total unrecognized tax benefits balance	$695,285	$1,023,626
Amounts netted against related deferred tax assets	(89,048)	(53,500)

Unrecognized tax benefits recorded on consolidated balance sheets	$606,237	$970,126

Amounts classified as accrued expenses and other current liabilities	$—	$2,179
Amounts classified as deferred and other long-term tax liabilities, net	606,237	967,947

Unrecognized tax benefits recorded on consolidated balance sheets	$606,237	$970,126

The Company’s gross amount of unrecognized tax benefits as of December 31, 2014 increased by $328 million from the recorded balance as of December 31, 2013 primarily related to tax reserves associated with the sale of the Alibaba Group ADSs and foreign tax credits. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. During 2012, 2013 and 2014, interest and penalties recorded in the consolidated statements of income were a charge of $37 million, $21 million (net of interest received of $4 million) and $83 million, respectively. The amounts of accrued interest and penalties recorded on the consolidated balance sheets as of December 31, 2013 and 2014 were approximately $76 million and $159 million, respectively.

The Company is in various stages of examination and appeal in connection with our taxes both in the U.S. and in foreign jurisdictions. Those audits generally span tax years 2005 through 2012. As of December 31, 2014, the IRS Appeals division has finalized our protest of the 2007 and 2008 audit results, and the IRS exam team has finalized the examination of our 2009 and 2010 U.S. federal income tax returns. The Company does not plan to appeal the results of the IRS examination of our 2009 and 2010 U.S. federal income tax returns. The Company has protested the proposed California Franchise Tax Board’s adjustments to the 2005 through 2008 returns, but no conclusions have been reached to date. While it is difficult to determine when the examinations will be settled or their final outcomes, the Company believes that it has adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

Tax authorities from the Brazilian State of Sao Paulo have assessed certain indirect taxes against the Company’s Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment totaling approximately $120 million is for calendar years 2008 through 2011. The Company currently believes the assessment is without merit. The Company believes the risk of loss is remote and has not recorded an accrual for the assessment.

Note 17    Transactions With Related Parties

Revenue from related parties, excluding Yahoo Japan and Alibaba Group, represented approximately 1 percent of total revenue for the years ended December 31, 2012, 2013, and 2014. Management believes that the terms of the agreements with these related parties are comparable to the terms obtained in arm’s-length transactions with unrelated similarly situated customers of the Company.

See Note 8—“Investments in Equity Interests Accounted for Using the Equity Method of Accounting” for additional information related to transactions involving Yahoo Japan and Alibaba Group (a related party through September 24, 2014).

Note 18    Segments

The Company continues to manage its business geographically. The primary areas of measurement and decision-making are Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. Management relies on an internal reporting process that provides revenue ex-TAC, which is defined as revenue less TAC, direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, the Company’s segments.

The following tables present summarized information by segment (in thousands):

	Years Ended December 31,
	2012	2013	2014
Revenue by segment:
Americas	$3,461,633	$3,481,502	$3,517,861
EMEA	472,061	385,186	374,833
Asia Pacific	1,052,872	813,692	725,439

Total Revenue	4,986,566	4,680,380	4,618,133
TAC by segment:
Americas	182,511	158,974	166,545
EMEA	114,230	42,915	36,867
Asia Pacific	222,165	52,553	14,119

Total TAC	518,906	254,442	217,531
Revenue ex-TAC by segment:
Americas	3,279,122	3,322,528	3,351,316
EMEA	357,831	342,271	337,966
Asia Pacific	830,707	761,139	711,320

Total Revenue ex-TAC	4,467,660	4,425,938	4,400,602
Direct costs by segment(1):
Americas	300,004	194,394	199,612
EMEA	95,632	88,534	86,225
Asia Pacific	181,632	196,832	198,806
Global operating costs(2)(3)	2,214,222	2,461,883	2,652,305
Depreciation and amortization	649,267	628,778	606,568
Goodwill impairment charge	—	63,555	88,414
Gains on sales of patents	—	(79,950)	(97,894)
Stock-based compensation expense	224,365	278,220	420,174
Restructuring charges, net	236,170	3,766	103,450

Income from operations	$566,368	$589,926	$142,942

(1)	Direct costs for each segment include certain cost of revenue-other and costs associated with the local sales teams. Prior to the fourth quarter of 2014, marketing, media, costs associated with Yahoo Properties and ad operation costs were managed locally and included as direct costs for each segment. Such costs are now included in global operating costs. Prior period amounts have been revised to conform to the current presentation.

(2)

Global operating costs include product development, marketing, real estate workplace, general and administrative, and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment. Beginning in the fourth quarter of 2014, marketing, media, costs associated with Yahoo Properties and other ad operation costs are managed globally and included as global costs. Prior period amounts have been revised to conform to the current presentation.

(3)	The net cost reimbursements from Microsoft pursuant to the Search Agreement are primarily included in global operating costs.

	Years Ended December 31,
	2012	2013	2014
Capital expenditures, net:
Americas	$437,978	$309,215	$334,044
EMEA	27,074	11,435	20,034
Asia Pacific	40,455	17,481	18,069

Total capital expenditures, net	$505,507	$338,131	$372,147

	December 31,
	2013	2014
Property and equipment, net:
Americas:
U.S.	$1,346,889	$1,382,597
Other.	1,183	787

Total Americas	$1,348,072	$1,383,384

EMEA	44,976	34,649
Asia Pacific	95,470	69,651

Total property and equipment, net	$1,488,518	$1,487,684

See also Note 5—“Goodwill” and Note 15—“Restructuring Charges, Net” for additional information regarding segments.

Enterprise Wide Disclosures:

The following table presents revenue for groups of similar services (in thousands):

	Years Ended December 31,
	2012	2013	2014
Search	$1,885,860	$1,741,791	$1,792,861
Display	2,142,818	1,949,830	1,868,035
Other	957,888	988,759	957,237

Total revenue	$4,986,566	$4,680,380	$4,618,133

	Years Ended December 31,
	2012	2013	2014
Revenue:
U.S.	$3,294,206	$3,317,794	$3,380,310
International	1,692,360	1,362,586	1,237,823

Total revenue	$4,986,566	$4,680,380	$4,618,133

Revenue is attributed to individual countries according to the online property that generated the revenue. No single foreign country accounted for more than 10 percent of the Company’s revenue in 2012, 2013, and 2014, respectively.

Note 19    Search Agreement With Microsoft Corporation

On December 4, 2009, the Company entered into the Search Agreement with Microsoft, which provides for Microsoft to be the exclusive algorithmic and paid search services provider on Yahoo Properties on desktop computers and non-exclusive provider of such services on Affiliate sites and for mobile devices. The Company also entered into a License Agreement with Microsoft. Under the License Agreement, Microsoft acquired an exclusive 10-year license to the Company’s core search technology and has the ability to integrate this technology into its existing Web search platforms. On February 18, 2010, the Company received regulatory clearance from both the U.S. Department of Justice and the European Commission and on February 23, 2010 the Company commenced implementation of the Search Agreement on a market-by-market basis. Under the Search Agreement, the Company is the exclusive worldwide relationship sales force for both companies’ premium search advertisers for desktop computers, which include advertisers meeting certain spending or other criteria, advertising agencies that specialize in or offer search engine marketing services and their clients, and resellers and their clients seeking assistance with their paid search accounts. The term of the Search Agreement is 10 years from February 23, 2010, subject to earlier termination as provided in the Search Agreement. Approximately 25 percent, 31 percent, and 35 percent of the Company’s revenue for the years ended December 31, 2012, 2013 and, 2014, respectively, was attributable to the Search Agreement.

During the first five years of the term of the Search Agreement, in the transitioned markets, the Company was entitled to receive 88 percent of the revenue (the “Revenue Share Rate”) generated from Microsoft’s services on Yahoo Properties and from Microsoft’s services on Affiliate sites after deduction of the Affiliate’s share of revenue and certain Microsoft costs for new Affiliates and for all Affiliates (including existing Affiliates) after the first five years. As of February 23, 2015, the Revenue

Share Rate increased to 90 percent pursuant to the terms of the Search Agreement. In the transitioned markets, the Company reports as revenue the revenue share it receives from Microsoft under the Search Agreement as the Company is not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft.

Under the Search Agreement, Microsoft continues to be obligated to guarantee Yahoo’s revenue per search on Yahoo Properties in Taiwan and Hong Kong for 18 months after the transition of paid search services to Microsoft’s platform in those markets, which was completed during the fourth quarter of 2013.

The Company’s results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $67 million, $49 million, and less than $1 million for the years ended December 31, 2012, 2013, and 2014, respectively. As of December 31, 2013 and 2014, the Company had collected total amounts of $21 million and $52 million, respectively, on behalf of Microsoft and Affiliates, which was included in cash and cash equivalents with a corresponding liability in accrued expenses and other current liabilities on the consolidated balance sheets. The Company’s uncollected 88 percent share in connection with the Search Agreement was $305 million and $330 million as of December 31, 2013 and 2014, respectively, which was included in accounts receivable, net on the consolidated balance sheets. The total reimbursements not yet received from Microsoft of $5 million were classified as part of prepaid expenses and other current assets on the Company’s consolidated balance sheets as of December 31, 2013. There were no amounts classified as a part of prepaid expenses and other current assets on the Company’s consolidated balance sheet as of December 31, 2014 related to reimbursements not yet received from Microsoft.

As of February 23, 2015, for a period of 30 days following such date, in addition to other termination rights, the Company has the right to terminate the Search Agreement if the trailing 12-month average of the Company’s revenue per search in the United States (the “U.S. RPS”) on Yahoo Properties is less than a specified percentage of Google’s trailing 12-month estimated average U.S. RPS, excluding, in each case, mobile devices.

Note 20    Subsequent Events

Stock Repurchase Transactions.    From January 1, 2015 through February 26, 2015, the Company repurchased approximately 2 million shares of its common stock at an average price of $51.04 per share, for a total of $119 million.

Spin-Off of Remaining Holdings in Alibaba Group.    On January 27, 2015, Yahoo announced a plan for a spin-off of all of the Company’s remaining holdings in Alibaba Group into a newly formed independent registered investment company (referred to as “SpinCo”). The stock of SpinCo will be distributed pro rata to Yahoo stockholders, resulting in SpinCo becoming a separate publicly traded registered investment company. Following the completion of the transaction, SpinCo will own all of Yahoo’s remaining 384 million Alibaba Group shares and Yahoo Small Business, a current operating business of Yahoo that will also be transferred to SpinCo as part of the transaction. SpinCo will not assume any debt as part of the transaction.

The completion of the transaction is expected to occur in the fourth quarter of 2015 after the expiration of the Company’s one-year lock-up agreement relating to the Alibaba Group shares entered into in connection with the Alibaba Group IPO. The transaction is subject to certain conditions, including final approval by our Board, receipt of a favorable ruling from the Internal Revenue Service with respect to certain aspects of the transaction and a legal opinion with respect to the tax-free treatment of the transaction, under U.S. federal tax laws and regulations, the effectiveness of an applicable registration statement with the Securities and Exchange Commission and compliance with the requirements under the Investment Company Act of 1940, and other customary conditions.

The composition of SpinCo’s independent board of directors and management team, and other details of the transaction, including the distribution ratio, will be determined prior to the closing of the transaction.

Upon closing of the transaction, which is subject to the conditions specified above, the Company’s consolidated financial position will be materially impacted as the Alibaba Group shares and related deferred tax liabilities will be removed from the Company’s consolidated balance sheet with a corresponding reduction of its stockholders’ equity balance. The Company would no longer hold any Alibaba Group shares and would no longer record changes in fair value within comprehensive income (loss).

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2012, 2013, and 2014

	Balance at Beginning of Year	Charged to Expenses	Write-Offs Net of, Recoveries	Balance at End of Year
	(In thousands)
Accounts receivable
Allowance for doubtful accounts
2012	30,142	12,868	(10,375)	32,635
2013	32,635	10,278	(7,364)	35,549
2014	35,549	15,406	(11,156)	39,799

	Balance at Beginning of Year	Credited to Expenses	Charged (Credited) to Other Accounts(*)	Balance at End of Year
	(In thousands)
Deferred tax asset valuation allowance
2012	53,140	(82)	(1,555)	51,503
2013	51,503	(4,595)	(10,218)	36,690
2014	36,690	(10,427)	(2,410)	23,853

(*)	Amounts not charged (credited) to expenses are charged (credited) to stockholders’ equity, deferred tax assets (liabilities), or goodwill.

Selected Quarterly Financial Data

(Unaudited)

	Quarters Ended
	March 31, 2013(1)	June 30, 2013(2)	September 30, 2013(3)	December 31, 2013(4)	March 31, 2014(5)	June 30, 2014(6)	September 30, 2014(7)	December 31, 2014(8)
	(In thousands, except per share amounts)
Revenue	$1,140,368	$1,135,244	$1,138,973	$1,265,795	$1,132,730	$1,084,191	$1,148,140	$1,253,072
Total operating expenses	$954,398	$998,265	$1,046,214	$1,091,577	$1,102,551	$1,045,754	$1,105,968	$1,220,918
Income from operations	$185,970	$136,979	$92,759	$174,218	$30,179	$38,437	$42,172	$32,154
Other income (expense), net	$17,072	$23,606	$5,370	$(2,691)	$(13,453)	$(13,589)	$10,308,931	$87,550
Provision for income taxes	$(29,736)	$(50,267)	$(31,891)	$(41,498)	$(4,217)	$(8,143)	$(3,973,402)	$(52,340)
Earnings in equity interests	$217,588	$224,690	$232,756	$221,641	$301,402	$255,852	$398,692	$101,917
Net income attributable to Yahoo! Inc.	$390,285	$331,150	$296,656	$348,190	$311,578	$269,707	$6,774,102	$166,344

Net income attributable to Yahoo! Inc. common stockholders per share—basic	$0.36	$0.31	$0.29	$0.34	$0.31	$0.27	$6.82	$0.18

Net income attributable to Yahoo! Inc. common stockholders per share—diluted	$0.35	$0.30	$0.28	$0.33	$0.29	$0.26	$6.70	$0.17

Shares used in per share calculation— basic	1,094,170	1,079,389	1,024,289	1,012,972	1,009,890	999,765	993,543	948,079

Shares used in per share calculation— diluted	1,108,095	1,094,694	1,041,698	1,038,754	1,031,420	1,014,692	1,007,693	962,626

(1)	Net income attributable to Yahoo! Inc. for the quarter ended March 31, 2013 includes net restructuring reversals of $7 million.

(2)	Net income attributable to Yahoo! Inc. for the quarter ended June 30, 2013 includes a gain on sales of patents of $10 million and net restructuring charges of $4 million.

(3)	Net income attributable to Yahoo! Inc. for the quarter ended September 30, 2013 includes net restructuring reversals of less than $1 million.

(4)

Net income attributable to Yahoo! Inc. for the quarter ended December 31, 2013 includes a gain on sale of patents of $70 million, a goodwill impairment charge of $64 million, and net restructuring charges of $8 million.

(5)	Net income attributable to Yahoo! Inc. for the quarter ended March 31, 2014 includes net restructuring charges of $9 million.

(6)	Net income attributable to Yahoo! Inc. for the quarter ended June 30, 2014 includes a gain on sale of patents of $62 million and net restructuring charges of $53 million.

(7)

Net income attributable to Yahoo! Inc. for the quarter ended September 30, 2014 includes a gain from sale of Alibaba Group shares of $6.3 billion, net of tax and net restructuring charges of $8 million.

(8)

Net income attributable to Yahoo! Inc. for the quarter ended December 31, 2014 includes a gain on sale of patents of $35 million, a gain on Hortonworks warrants of $98 million, a goodwill impairment charge of $88 million, and net restructuring charges of $33 million.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2014, which appears on page 84.

Changes in Internal Control Over Financial Reporting

There have been no changes in Yahoo’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Yahoo’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to Yahoo’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Yahoo’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Yahoo’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Yahoo’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:

Page
Index To Consolidated Financial Statements
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	84
Consolidated Balance Sheets as of December 31, 2013 and 2014	85
Consolidated Statements of Income for each of the three years in the period ended December 31, 2014	86
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2014	87
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2014	88
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014	90
Notes to Consolidated Financial Statements	92

2. Financial Statement Schedules:
Financial Statement Schedules:
II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2014	152
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto
Supplementary Financial Data:
Selected Quarterly Financial Data (unaudited) for the two years ended December 31, 2014	153

3.	Exhibits:

The exhibits listed in the Exhibit Index (following the signatures page of this report) are filed with, or incorporated by reference in, this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MARISSA A. MAYER Marissa A. Mayer	Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2015

/S/ KEN GOLDMAN Ken Goldman	Chief Financial Officer (Principal Financial Officer)	February 26, 2015

/S/ AMAN S. KOTHARI Aman S. Kothari	SVP, Global Controller and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2015

/S/ MAYNARD G. WEBB, JR. Maynard G. Webb, Jr.	Chairman of the Board	February 26, 2015

/S/ DAVID FILO David Filo	Director	February 26, 2015

/S/ SUSAN M. JAMES Susan M. James	Director	February 26, 2015

Signature	Title	Date

/S/ MAX R. LEVCHIN Max R. Levchin	Director	February 26, 2015

/S/ THOMAS J. MCINERNEY Thomas J. McInerney	Director	February 26, 2015

/S/ CHARLES R. SCHWAB Charles R. Schwab	Director	February 26, 2015

/S/ H. LEE SCOTT, JR. H. Lee Scott, Jr.	Director	February 26, 2015

/S/ JANE E. SHAW Jane E. Shaw	Director	February 26, 2015

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

4.2

Indenture (including form of Notes) with respect to Yahoo’s 0.00% Convertible Senior Notes due 2018, dated as of November 26, 2013, between Yahoo and The Bank of New York Mellon Trust Company, N.A., as trustee (previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed February 28, 2014 and incorporated herein by reference) (reflects minor corrections to Edgar conversion errors where a plus (+) was reflected as a minus (-) in certain conversion formulas in Section 14.04 of the indenture).

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

10.2(G)+

Form of Restricted Stock Unit Award Agreement for Executives, including the Notice of Grant, under the Yahoo! Inc. Stock Plan (previously filed as Exhibit 10.2(R) to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.2(H)+

Form of Restricted Stock Unit Award Agreement Letter Amendment between the Registrant and executives regarding tax withholding elections (previously filed as Exhibit 10.2(P) to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 2013 and incorporated herein by reference).

10.2(I)+

Form of Restricted Stock Award Agreement under the Yahoo! Stock Plan (previously filed as Exhibit 10.2(F) to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

10.2(J)+

Form of Stock Appreciation Rights Award Agreement under the Yahoo! Inc. Stock Plan (previously filed as Exhibit 10.23(D) to the Registrant’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference).

10.2(K)+

Form of Performance Restricted Stock Unit Award Agreement for Executives, including Notice of Grant, under the Yahoo! Inc. Stock Plan (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 6, 2013 and incorporated herein by reference).

10.2(L)+

Form of Performance Restricted Stock Unit Award Agreement for Executives, including the Notice of Grant, under the Yahoo! Inc. Stock Plan (previously filed as Exhibit 10.2(S) to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.3(A)+*	Yahoo! Inc. 1996 Employee Stock Purchase Plan (as amended on October 15, 2014).

Exhibit Number	Description

10.3(B)+

Form of Enrollment Agreement under the Yahoo! Inc. 1996 Employee Stock Purchase Plan (previously filed as Exhibit 10.3(B) to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2012 and incorporated herein by reference).

10.4(A)+

Yahoo! Inc. Directors’ Stock Plan, as amended and restated on October 16, 2014 (and effective January 1, 2015) (previously referred to as the “1996 Directors’ Stock Plan” and filed as Exhibit 10.4(A) to the Registrant’s Quarterly Report on Form 10-Q filed November 7, 2014 and incorporated herein by reference).

10.4(B)+*	Form of Director Nonstatutory Stock Option Agreement, including Notice of Grant, under the Yahoo! Inc. Directors’ Stock Plan.

10.4(C)+*	Form of Notice of Restricted Stock Unit Grant and Director Restricted Stock Unit Award Agreement under the Yahoo! Inc. Directors’ Stock Plan.

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

10.10+	Yahoo! Inc. Executive Incentive Plan for 2014 (previously filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.11+	Form of Severance Agreement (2013 version) (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 6, 2013 and incorporated herein by reference).

10.12+

Yahoo! Inc. Change in Control Employee Severance Plan for Level I and Level II Employees, as amended on December 10, 2008 (previously filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.13(A)†

Letter Agreement, dated July 29, 2009, between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.21(A) to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

Exhibit Number	Description

10.13(B)†

Search and Advertising Services and Sales Agreement, dated December 4, 2009, between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(B) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.13(C)†

License Agreement, dated December 4, 2009, between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(C) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.13(D)†

First Amendment to Search and Advertising Services and Sales Agreement, dated as of July 14, 2010, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(D) to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).

10.13(E)†

Second Amendment to Search and Advertising Services and Sales Agreement, dated as of October 10, 2010, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(E) to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).

10.13(F)†

Third Amendment to Search and Advertising Services and Sales Agreement, dated as of March 31, 2011, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(F) to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).

10.13(G)†

Amendment No. 1 to License Agreement, dated as of October 10, 2010, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(G) to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).

10.13(H)†

Fourth Amendment to Search and Advertising Services and Sales Agreement, dated as of December 13, 2010, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(H) to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q filed December 2, 2011 and incorporated herein by reference).

10.13(I)†

Fifth Amendment to Search and Advertising Services and Sales Agreement, dated as of July 2, 2011, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(I) to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q filed December 2, 2011 and incorporated herein by reference).

10.13(J)†

Sixth Amendment to Search and Advertising Services and Sales Agreement, dated as of October 14, 2011, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(J) to the Registrant’s Quarterly Report on Form 10-Q filed November 7, 2011 and incorporated herein by reference).

10.13(K)†

Seventh Amendment to Search and Advertising Services and Sales Agreement, dated as of January 1, 2012, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.16(K) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012 and incorporated herein by reference).

10.13(L)†

Eighth Amendment to Search and Advertising Services and Sales Agreement, dated as of June 6, 2012, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.16(L) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012 and incorporated herein by reference).

Exhibit Number	Description

10.13(M)†

Ninth Amendment to Search and Advertising Services and Sales Agreement, dated as of June 27, 2013, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.16(M) to the Registrant’s Quarterly Report on Form 10-Q filed August 8, 2013 and incorporated herein by reference).

10.14(A)†

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

10.14(B)

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

10.14(C)

Waiver and Consent Agreement, dated January 23, 2014, by and among the Registrant, Alibaba Group Holding Limited, Softbank Corp., Alipay.com Co., Ltd., APN Ltd., Zhejiang Alibaba E-Commerce Co., Ltd., Jack Ma Yun, Joseph C. Tsai and certain joinder parties (previously filed as Exhibit 10.15(C) to the Registrant’s Quarterly Report filed May 8, 2014 and incorporated herein by reference).

10.14(D)

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

10.14(E)

Share and Asset Purchase Agreement, dated August 12, 2014, by and among the Registrant, Alibaba Group Holding Limited, Alipay.com Co., Ltd, Zhejiang Ant Small and Micro Financial Services Company, Ltd. (formerly known as Zhejiang Alibaba E-Commerce Co., Ltd.), SoftBank Corp., APN Ltd., Jack Ma Yun, Joseph Chung Tsai and certain of their affiliates (previously filed as Exhibit 10.15(D) to the Registrant’s Quarterly Report on Form 10-Q filed November 7, 2014 and incorporated herein by reference).

10.15(A)+

Employment Offer Letter, dated July 16, 2012, between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 19, 2012 and incorporated herein by reference).

10.15(B)+

Restricted Stock Unit Award Agreement (CEO Make-Whole Grant), dated July 26, 2012, between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.22(B) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012 and incorporated herein by reference).

10.15(C)+

Form of Restricted Stock Unit Award Agreement (CEO Retention and Annual Grants), between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.22(C) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012 and incorporated herein by reference).

10.15(D)+

Performance Stock Option Agreement (Retention Grant), including Notice of Performance Stock Option Grant, dated November 29, 2012, between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.21(D) to the Registrant’s Annual Report on Form 10-K filed March 1, 2013 and incorporated herein by reference).

Exhibit Number	Description

10.15(E)+

Performance Stock Option Agreement (Annual Grant), including Notice of Performance Stock Option Grant, dated November 29, 2012, between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.21(E) to the Registrant’s Annual Report on Form 10-K filed March 1, 2013 and incorporated herein by reference).

10.15(F)+

Form of Performance Restricted Stock Unit Award Agreement between the Registrant and Marissa A. Mayer, including Notice of Grant, under the Yahoo! Inc. Stock Plan (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 6, 2013 and incorporated herein by reference).

10.15(G)+

Form of Restricted Stock Unit Award Agreement between the Registrant and Marissa A. Mayer, including Notice of Grant Plan, under the Yahoo! Inc. Stock Plan (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 6, 2013 and incorporated herein by reference).

10.15(H)+

Form of Severance Agreement between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 6, 2013 and incorporated herein by reference).

10.15(I)+

Restricted Stock Unit Award Agreement, including the Notice of Grant, dated February 27, 2014, between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.17(I) to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.15(J)+

Performance Restricted Stock Unit Award Agreement, including the Notice of Grant, dated February 27, 2014, between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.17(J) to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.15(K)+

Letter Amendment, dated April 14, 2014, to Performance Stock Option Agreement (Retention Grant), between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.17(K) to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.15(L)+

Letter Amendment, dated April 14, 2014, to Performance Stock Option Agreement (2012 Annual Grant), between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.17(L) to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.16(A)+

Employment Offer Letter, dated September 23, 2012, between the Registrant and Ken Goldman (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 26, 2012 and incorporated herein by reference).

10.16(B)+

Performance Stock Option Agreement, including Notice of Performance Stock Option Grant, dated November 29, 2012, between the Registrant and Ken Goldman (previously filed as Exhibit 10.22(B) to the Registrant’s Annual Report on Form 10-K filed March 1, 2013 and incorporated herein by reference).

10.16(C)+

Letter Amendment, dated April 14, 2014, to Performance Stock Option Agreement, between the Registrant and Ken Goldman (previously filed as Exhibit 10.18(C) to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.17(A)+

Employment Offer Letter, dated October 15, 2012, between the Registrant and Henrique de Castro (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2012 and incorporated herein by reference).

Exhibit Number	Description

10.17(B)+

Restricted Stock Unit Award Agreement (Make-Whole Grant), dated November 29, 2012, between the Registrant and Henrique de Castro (previously filed as Exhibit 10.23(B) to the Registrant’s Annual Report on Form 10-K filed March 1, 2013 and incorporated herein by reference).

10.17(C)+

Restricted Stock Unit Award Agreement (Initial Grant), dated November 29, 2012, between the Registrant and Henrique de Castro (previously filed as Exhibit 10.23(C) to the Registrant’s Annual Report on Form 10-K filed March 1, 2013 and incorporated herein by reference).

10.17(D)+

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

10.18(A)

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

10.18(B)

Amendment No. 1 to Credit Agreement, dated as of October 10, 2013, by and among the Registrant, the lenders named therein, and Citibank, N.A. as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2013 and incorporated herein by reference).

10.18(C)

Amendment No. 2 to Credit Agreement, dated as of October 10, 2014, by and among the Registrant, the lenders named therein, and Citibank, N.A. as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2014 and incorporated herein by reference).

10.19(A)

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

10.19(B)

Amendment to Agreement, dated July 22, 2013, between the Registrant, Third Point, LLC and each of the other persons set forth on the signature pages thereto (previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on July 25, 2013 and incorporated herein by reference).

10.20

Form of Call Option Confirmation between Yahoo and each Option Counterparty (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 26, 2013 and incorporated herein by reference).

10.21

Form of Warrant Confirmation between Yahoo and each Option Counterparty (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 26, 2013 and incorporated herein by reference).

Exhibit Number	Description

10.22+	Employment Offer Letter, dated May 31, 1999, between the Registrant and Ronald S. Bell (previously filed as Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.23

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

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K.)

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2015.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2015.

32**

Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 26, 2015.

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