Form 10-Q
period 2015-03-31
YAHOO INC
filed 2015-05-07
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, $0.001 par value	938,442,668

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31, 2014	March 31, 2015
	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$2,664,098	$1,174,657
Short-term marketable securities	5,327,412	4,109,789
Accounts receivable, net	1,032,704	924,411
Prepaid expenses and other current assets	671,075	813,790

Total current assets	9,695,289	7,022,647
Long-term marketable securities	2,230,892	1,618,544
Property and equipment, net	1,487,684	1,483,772
Goodwill	5,163,654	5,140,270
Intangible assets, net	470,842	441,869
Other long-term assets and investments	554,616	510,418
Investment in Alibaba Group	39,867,789	31,927,985
Investments in equity interests	2,489,578	2,346,201

Total assets	$61,960,344	$50,491,706

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$238,018	$269,160
Income taxes payable related to sale of Alibaba Group ADSs	3,282,293	—
Other accrued expenses and current liabilities	671,307	858,353
Deferred revenue	336,963	270,886

Total current liabilities	4,528,581	1,398,399
Convertible notes	1,170,423	1,185,880
Long-term deferred revenue	20,774	22,228
Other long-term liabilities	143,095	130,826
Deferred tax liabilities related to investment in Alibaba Group	16,154,906	12,919,754
Deferred and other long-term tax liabilities	1,156,973	1,130,993

Total liabilities	23,174,752	16,788,080
Commitments and contingencies (Note 12)
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 949,771 shares issued and 936,838 shares outstanding as of December 31, 2014 and 954,399 shares issued and 937,235 shares outstanding as of March 31, 2015	945	950
Additional paid-in capital	8,496,683	8,585,941
Treasury stock at cost, 12,933 shares as of December 31, 2014 and 17,164 shares as of March 31, 2015	(712,455)	(914,218)
Retained earnings	8,937,036	8,958,235
Accumulated other comprehensive income	22,019,628	17,027,988

Total Yahoo! Inc. stockholders’ equity	38,741,837	33,658,896
Noncontrolling interests	43,755	44,730

Total equity	38,785,592	33,703,626

Total liabilities and equity	$61,960,344	$50,491,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31, 2014	March 31, 2015
	(Unaudited, in thousands except per share amounts)
Revenue	$1,132,730	$1,225,970

Operating expenses:
Cost of revenue — traffic acquisition costs	45,909	183,139
Cost of revenue — other	293,603	285,263
Sales and marketing	302,325	275,357
Product development	268,264	326,747
General and administrative	164,623	173,513
Amortization of intangibles	18,340	20,073
Gain on sale of patents	—	(2,000)
Restructuring charges, net	9,487	51,232

Total operating expenses	1,102,551	1,313,324

Income (loss) from operations	30,179	(87,354)
Other expense, net	(13,453)	(31,063)

Income (loss) before income taxes and earnings in equity interests	16,726	(118,417)
(Provision) benefit for income taxes	(4,217)	40,900
Earnings in equity interests, net of tax	301,402	99,690

Net income	313,911	22,173
Net income attributable to noncontrolling interests	(2,333)	(975)

Net income attributable to Yahoo! Inc.	$311,578	$21,198

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.31	$0.02

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.29	$0.02

Shares used in per share calculation — basic	1,009,890	934,748

Shares used in per share calculation — diluted	1,031,420	947,976

Stock-based compensation expense by function:
Cost of revenue — other	$24,651	$6,009
Sales and marketing	50,674	38,121
Product development	13,927	48,221
General and administrative	19,929	23,345
Restructuring charges, net	—	2,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31, 2014	March 31, 2015
	(Unaudited, in thousands)
Net income	$313,911	$22,173

Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(898) and $3,238,133 for the three months ended March 31, 2014 and 2015, respectively	6,728	(4,713,620)
Reclassification adjustment for realized (gains) losses on available-for-sale securities included in net income, net of taxes of $8 and $(50) for the three months ended March 31, 2014 and 2015, respectively	(12)	84

Net change in unrealized gains on available-for-sale securities, net of tax	6,716	(4,713,536)

Foreign currency translation adjustments (“CTA”):
Foreign CTA gains (losses), net of taxes of $(7,186) and $582 for the three months ended March 31, 2014 and 2015, respectively	(146,857)	(271,242)
Net investment hedge CTA gains (losses), net of taxes of $8,432 and $(1,591) for the three months ended March 31, 2014 and 2015, respectively	(14,049)	2,634

Net foreign CTA losses, net of tax	(160,906)	(268,608)

Cash flow hedges:
Unrealized gains (losses) on cash flow hedges, net of taxes of $304 and $376 for the three months ended March 31, 2014 and 2015, respectively	(506)	(11,156)
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $273 and $189 for the three months ended March 31, 2014 and 2015, respectively	(454)	1,660

Net change in unrealized losses on cash flow hedges, net of tax	(960)	(9,496)

Other comprehensive loss	(155,150)	(4,991,640)

Comprehensive income (loss)	158,761	(4,969,467)
Less: comprehensive income attributable to noncontrolling interests	(2,333)	(975)

Comprehensive income (loss) attributable to Yahoo! Inc.	$156,428	$(4,970,442)

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31, 2014	March 31, 2015
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$313,911	$22,173
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	123,185	117,061
Amortization of intangible assets	34,349	34,478
Accretion of convertible notes discount	14,666	15,457
Stock-based compensation expense	109,181	118,401
Non-cash restructuring charges	—	(859)
Loss from sales of investments, assets, and other, net	3,550	34,308
Gain on sale of patents	—	(2,000)
Loss on Hortonworks warrants	—	11,909
Earnings in equity interests	(301,402)	(99,690)
Tax benefits from stock-based awards	57,667	32,822
Excess tax benefits from stock-based awards	(59,556)	(37,470)
Deferred income taxes	14,488	17,009
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	98,404	89,923
Prepaid expenses and other	(9,211)	(64,245)
Accounts payable	19,492	30,613
Accrued expenses and other liabilities	(240,175)	89,934
Income taxes payable related to sale of Alibaba Group ADSs	—	(3,282,293)
Deferred revenue	(39,488)	(65,002)

Net cash provided by (used in) operating activities	139,061	(2,937,471)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(84,655)	(134,921)
Purchases of marketable securities	(912,097)	(712,818)
Proceeds from sales of marketable securities	168,926	172,352
Proceeds from maturities of marketable securities	281,662	2,359,767
Acquisitions, net of cash acquired	(21,661)	(23,073)
Proceeds from sales of patents	—	20,000
Purchases of intangible assets	(1,190)	(1,160)
Proceeds from settlement of derivative hedge contracts	2,801	19,627
Payments for settlement of derivative hedge contracts	(600)	(2,151)
Payments for equity investments in privately held companies	(10,399)	—
Other investing activities, net	(566)	(38)

Net cash (used in) provided by investing activities	(577,779)	1,697,585

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	78,977	36,189
Repurchases of common stock	(449,578)	(203,771)
Excess tax benefits from stock-based awards	59,556	37,470
Tax withholdings related to net share settlements of restricted stock units	(125,403)	(97,426)
Other financing activities, net	(3,093)	(4,573)

Net cash used in financing activities	(439,541)	(232,111)

Effect of exchange rate changes on cash and cash equivalents	(1,315)	(17,444)
Net change in cash and cash equivalents	(879,574)	(1,489,441)
Cash and cash equivalents at beginning of period	2,077,590	2,664,098

Cash and cash equivalents at end of period	$1,198,016	$1,174,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1    The Company And Summary Of Significant Accounting Policies

The Company.   Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo” or the “Company”), is a guide focused on informing, connecting, and entertaining our users. By creating highly personalized experiences for its users, the Company keeps people connected to what matters most to them, across devices and around the world. In turn, the Company creates value for advertisers by connecting them with the audiences that build their businesses. For advertisers, the opportunity to be a part of users’ digital habits across products and platforms is a powerful tool to engage audiences and build brand loyalty. Advertisers can build their businesses by advertising to targeted audiences on the Company’s online properties and services (“Yahoo Properties”) and through a distribution network of third-party entities (“Affiliates”) who integrate the Company’s advertising offerings into their Websites or other offerings (“Affiliate sites”). The Company manages and measures its business geographically, principally in the Americas, EMEA (Europe, Middle East, and Africa) and Asia Pacific.

Basis of Presentation.   The condensed consolidated financial statements include the accounts of Yahoo! Inc. and its majority-owned or otherwise controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the condensed consolidated balance sheets. The Company has included the results of operations of acquired companies from the date of the acquisition. Beginning in the three months ended March 31, 2015, the Company classifies editorial costs as cost of revenue — other rather than including such costs in sales and marketing expense. To conform to the current period presentation, the Company reclassified $13 million in certain website editorial costs previously included in sales and marketing expense to cost of revenue — other for the three months ended March 31, 2014. Also, beginning in the three months ended March 31, 2015, the Company classifies non-datacenter facilities-related costs within general and administrative expense. To conform to the current period presentation, the Company reclassified $13 million in facilities-related costs previously included in product development expense and $15 million previously included in sales and marketing expense to general and administrative expense for the three months ended March 31, 2014. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited financial statements for the year ended December 31, 2014, but does not include all disclosures required by U.S. GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

Cost of revenue — TAC.   TAC consists of payments made to third parties that have integrated the Company’s advertising offerings into their Websites or other offerings and payments made to companies that direct consumer and business traffic to Yahoo Properties. TAC is either recorded as a reduction of revenue or cost of revenue. TAC related to the Company’s Search and Advertising Sales Agreement (as amended, the “Search Agreement”) with Microsoft Corporation (“Microsoft”) is recorded as a reduction of revenue. See Note 17 — “Search Agreement with Microsoft Corporation” for a description of the Search Agreement and License Agreement with Microsoft. TAC related to the Company’s other offerings is recorded as cost of revenue — TAC. The Company also has an agreement to compensate a third party, Mozilla Corporation (“Mozilla”), to make the Company the default search provider on certain of Mozilla’s products in the United States. The Company records these payments as cost of revenue – TAC.

Recent Accounting Pronouncements.   In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early application not permitted. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

Note 2    Marketable Securities, Investments And Fair Value Disclosures

The following tables summarize the available-for-sale securities (in thousands):

	December 31, 2014
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$850,712	$82	$(792)	$850,002
Corporate debt securities, commercial paper, time deposits, and bank certificates of deposit	6,711,683	612	(4,653)	6,707,642
Alibaba Group equity securities	2,713,484	37,154,305	—	39,867,789
Hortonworks equity securities	26,246	77,783	—	104,029
Other corporate equity securities	230	430	—	660

Total available-for-sale marketable securities	$10,302,355	$37,233,212	$(5,445)	$47,530,122

	March 31, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$817,974	$392	$(156)	$818,210
Corporate debt securities, commercial paper, time deposits, and bank certificates of deposit	4,908,876	2,012	(1,443)	4,909,445
Alibaba Group equity securities	2,713,484	29,214,501	—	31,927,985
Hortonworks equity securities	26,246	65,438	—	91,684
Other corporate equity securities	230	448	—	678

Total available-for-sale marketable securities	$8,466,810	$29,282,791	$(1,599)	$37,748,002

	December 31, 2014	March 31, 2015
Reported as:
Short-term marketable securities	$5,327,412	$4,109,789
Long-term marketable securities	2,230,892	1,618,544
Investment in Alibaba Group	39,867,789	31,927,985
Other long-term assets and investments	104,029	91,684

Total	$47,530,122	$37,748,002

Short-term, highly liquid investments of $2.0 billion and $533 million as of December 31, 2014 and March 31, 2015, respectively, included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial as the carrying value approximates fair value because of the short maturity of those instruments. Realized gains and losses from sales of available-for-sale marketable debt securities were not material for both the three months ended March 31, 2014 and 2015.

The remaining contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31, 2014	March 31, 2015
Due within one year	$5,327,412	$4,109,789
Due after one year through five years	2,230,892	1,618,544

Total available-for-sale marketable debt securities	$7,558,304	$5,728,333

The following tables show all available-for-sale marketable debt securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$744,948	$(792)	$—	$—	$744,948	$(792)
Corporate debt securities, commercial paper, and bank certificates of deposit	2,601,288	(4,646)	3,234	(7)	2,604,522	(4,653)

Total available-for-sale marketable debt securities	$3,346,236	$(5,438)	$3,234	$(7)	$3,349,470	$(5,445)

	March 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$317,476	$(156)	$—	$—	$317,476	$(156)
Corporate debt securities, commercial paper, and bank certificates of deposit	1,528,735	(1,440)	8,642	(3)	1,537,377	(1,443)

Total available-for-sale marketable debt securities	$1,846,211	$(1,596)	$8,642	$(3)	$1,854,853	$(1,599)

The Company’s investment portfolio includes equity securities of Alibaba Group Holdings Limited (“Alibaba Group”) and Hortonworks, Inc. (“Hortonworks”), as well as liquid high-quality fixed income debt securities including government, agency and corporate debt, money market funds, and time deposits with financial institutions. The fair value of any equity investment will vary over time and is subject to a variety of market risks including: macro-economic, regulatory, industry, company performance, and systemic risks of the equity markets overall. Consequently, the carrying value of the Company’s investment portfolio will vary over time as the value of its investment changes. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Fixed income securities may have their fair value adversely impacted due to a deterioration of the credit quality of the issuer. The longer the term of the securities, the more susceptible they are to changes in market rates. Investments are reviewed periodically to identify possible other-than-temporary impairment. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

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

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of March 31, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total
Money market funds(1)	$465,991	$—	$—	$465,991
Available-for-sale marketable debt securities:
Government and agency securities(1)	—	818,210	—	818,210
Commercial paper and bank certificates of deposit(1)	—	1,983,908	—	1,983,908
Corporate debt securities(1)	—	2,901,525	—	2,901,525
Time deposits(1)	—	90,857	—	90,857
Available-for-sale equity securities:
Other corporate equity securities	678	—	—	678
Alibaba Group equity securities	31,927,985	—	—	31,927,985
Hortonworks equity securities(2)	91,684	—	—	91,684
Hortonworks warrants	—	—	86,153	86,153
Foreign currency derivative contracts(3)	—	205,406	—	205,406

Financial assets at fair value	$32,486,338	$5,999,906	$86,153	$38,572,397

Liabilities
Foreign currency derivative contracts(3)	—	(9,846)	—	(9,846)

Total financial assets and liabilities at fair value	$32,486,338	$5,990,060	$86,153	$38,562,551

(1)

The money market funds, government and agency securities, commercial paper and bank certificates of deposit, corporate debt securities, and time deposits are classified as part of either cash and cash equivalents or short or long-term marketable securities on the condensed consolidated balance sheets.

(2)	The Hortonworks equity securities are classified as part of other long-term assets and investments on the condensed consolidated balance sheets.

(3)

Foreign currency derivative contracts are classified as part of either other current or noncurrent assets or liabilities on the condensed consolidated balance sheets. The notional amounts of the foreign currency derivative contracts were: $2.1 billion, including contracts designated as net investment hedges of $1.6 billion, as of December 31, 2014; and $2.4 billion, including contracts designated as net investment hedges of $1.9 billion, as of March 31, 2015.

The amount of cash and cash equivalents as of December 31, 2014 and March 31, 2015 included $702 million and $642 million, respectively, in cash.

The fair values of the Company’s Level 1 financial assets and liabilities are based on quoted prices in active markets for identical assets or liabilities. The fair values of the Company’s Level 2 financial assets and liabilities are obtained using quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices (e.g., interest rates and yield curves). The Company utilizes a pricing service to assist in obtaining fair value pricing for the marketable debt securities. The fair value of this Level 3 financial asset was determined using a Black-Scholes model.

Activity between Levels of the Fair Value Hierarchy

During the year ended December 31, 2014 and the three months ended March 31, 2015, the Company did not make any transfers between Level 1, Level 2, and Level 3 assets or liabilities.

Hortonworks Warrants

The estimated fair value of the Hortonworks warrants was $98 million and $86 million as of December 31, 2014 and March 31, 2015, respectively. During the three months ended March 31, 2015, the Company recorded a loss of $12 million due to the decline in fair value of the Hortonworks warrants, which was included within other expense, net in the Company’s condensed consolidated statements of income. The fair value of the Company’s Level 3 financial asset was determined using a Black-Scholes model.

Assets and Liabilities at Fair Value on a Nonrecurring Basis

Convertible Senior Notes

In 2013, the Company issued $1.4375 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2018 (the “Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate estimated fair value of the Notes as of both December 31, 2014 and March 31, 2015 was $1.2 billion. The fair value of the Notes was determined on the basis of quoted market prices observable in the market and is considered Level 2 in the fair value hierarchy. See Note 11 — “Convertible Notes” for additional information related to the Notes.

Other Investments

As of December 31, 2014 and March 31, 2015, the Company held approximately $82 million of investments in equity securities of privately-held companies that are accounted for using the cost method. These investments are included within other long-term assets and investments on the condensed consolidated balance sheets. Such investments are reviewed periodically for impairment using fair value measurements.

Note 3    Consolidated Financial Statement Details

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31, 2014	March 31, 2015
Unrealized gains on available-for-sale securities, net of tax	$22,086,371	$17,373,280
Unrealized gains (losses) on cash flow hedges, net of tax	445	(9,496)
Foreign currency translation, net of tax	(67,188)	(335,796)

Accumulated other comprehensive income	$22,019,628	$17,027,988

Noncontrolling Interests

Noncontrolling interests were as follows (in thousands):

	December 31, 2014	March 31, 2015
Beginning noncontrolling interests	$55,688	$43,755
Distributions to noncontrolling interests	(22,344)	—
Net income attributable to noncontrolling interests	10,411	975

Ending noncontrolling interests	$43,755	$44,730

Other Expense, Net

Other expense, net was as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2015
Interest, dividend and investment income	$5,437	$8,845
Interest expense	(17,081)	(17,570)
Loss on Hortonworks warrants	—	(11,909)
Other expense, net	(1,809)	(10,429)

Total other expense, net	$(13,453)	$(31,063)

Interest, dividend and investment income consists of income earned from cash in bank accounts, investments made in marketable debt securities and money market funds.

Interest expense is related to the Notes, interest expense on notes payable related to building obligations and capital lease obligations for data centers.

During the three months ended March 31, 2015, the Company recorded a loss of $12 million due to the decline in fair value of the Hortonworks warrants, which was included within other expense, net in the condensed consolidated statements of income.

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

Other expense, net increased $9 million for the three months ended March 31, 2015, compared to the same period of 2014, primarily due to unrealized foreign exchange currency transaction losses of $36 million partially offset by foreign exchange gains from hedging activities of $24 million.

Reclassifications Out of Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 were as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Realized gains on cash flow hedges, net of tax	$(454)	Revenue
Realized gains on available-for-sale securities, net of tax	(12)	Other income, net

Total reclassifications for the period	$(466)

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2015 were as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Realized losses on cash flow hedges, net of tax	$1,660	Revenue
Realized losses on available-for-sale securities, net of tax	84	Other income, net

Total reclassifications for the period	$1,744

Note 4     Acquisitions

During the three months ended March 31, 2014, the Company acquired five companies, all of which were accounted for as business combinations. The total purchase price for these acquisitions was $23 million less cash acquired of $1 million, which resulted in a net cash outlay of $22 million. The purchase price for the assets and liabilities assumed was allocated based on their estimated fair values as follows: $9 million to amortizable intangibles; $1 million to cash acquired; and the remainder of $13 million to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

During the three months ended March 31, 2015, the Company acquired one company which was accounted for as a business combination. The total purchase price for this acquisition was $23 million. The preliminary purchase price allocation of the assets acquired and liabilities assumed based on their estimated fair values was as follows: $5 million to amortizable intangibles; $2 million to net liabilities assumed; and the remainder of $20 million to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

The Company’s business combinations completed during the three months ended March 31, 2014 and 2015 did not have a material impact on the Company’s condensed consolidated financial statements and therefore actual and proforma disclosures have not been presented.

Note 5     Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2015 were as follows (in thousands):

	Americas(1)	EMEA(2)	Asia Pacific(3)	Total
Net balance as of January 1, 2015	$4,333,957	$531,815	$297,882	$5,163,654
Acquisitions and other	(7,239)	20,903	—	13,664
Foreign currency translation adjustments	(1,370)	(36,124)	446	(37,048)

Net balance as of March 31, 2015	$4,325,348	$516,594	$298,328	$5,140,270

(1)	Gross goodwill balance for the Americas segment was $4.3 billion as of March 31, 2015.

(2)	Gross goodwill balance for the EMEA segment was $1.1 billion as of March 31, 2015. The EMEA segment includes accumulated impairment losses of $630 million as of March 31, 2015.

(3)	Gross goodwill balance for the Asia Pacific (“APAC”) segment was $457 million as of March 31, 2015. The APAC segment includes accumulated impairment losses of $159 million as of March 31, 2015.

Note 6    Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2014	March 31, 2015
	Net	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer, affiliate, and advertiser related relationships	$281,596	$375,014	$(105,631)	$269,383
Developed technology and patents	122,674	202,498	(93,068)	109,430
Trade names, trademarks, and domain names	66,572	107,939	(44,883)	63,056

Total intangible assets, net	$470,842	$685,451	$(243,582)	$441,869

(*)

Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, increased total intangible assets by approximately $17 million as of March 31, 2015.

For both the three months ended March 31, 2014 and 2015, the Company recognized amortization expense for intangible assets of $34 million, including $16 million and $14 million in cost of revenue — other for the three months ended March 31, 2014 and 2015, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2015 and each of the succeeding years is as follows: nine months ending December 31, 2015: $98 million; 2016: $107 million; 2017: $98 million; 2018: $80 million; 2019: $43 million; and cumulatively thereafter: $1 million.

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

Potentially dilutive securities representing approximately 2 million shares of common stock for both the three months ended March 31, 2014 and 2015 were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

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

The denominator for diluted net income per share does not include any effect from the note hedges. In future periods, the denominator for diluted net income per share will exclude any effect of the note hedges, if their effect would be anti-dilutive. In the event an actual conversion of any or all of the Notes occurs, the shares that would be delivered to the Company under the note hedges are designed to neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 11 — “Convertible Notes” for additional information.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2014	March 31, 2015
Basic:
Numerator:
Net income attributable to Yahoo! Inc.	$311,578	$21,198
Less: Net income allocated to participating securities	(3)	—

Net income attributable to Yahoo! Inc. common stockholders — basic	$311,575	$21,198

Denominator:
Weighted average common shares	1,009,890	934,748

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.31	$0.02

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$311,578	$21,198
Less: Net income allocated to participating securities	(3)	—
Less: Effect of dilutive securities issued by equity investees	(12,365)	(1,194)

Net income attributable to Yahoo! Inc. common stockholders — diluted	$299,210	$20,004

Denominator:
Denominator for basic calculation	1,009,890	934,748
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock units	15,670	10,913
Stock options and employee stock purchase plan	5,860	2,315

Denominator for diluted calculation	1,031,420	947,976

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.29	$0.02

Note 8    Investments In Equity Interests Accounted For Using The Equity Method Of Accounting

The following table summarizes the Company’s investments in equity interests accounted for using the equity method of accounting (dollars in thousands):

	December 31, 2014	Percent Ownership	March 31, 2015	Percent Ownership
Yahoo Japan	$2,482,660	35.5%	$2,339,611	35.5%
Other	6,918	20%	6,590	20%

Total	$2,489,578		$2,346,201

Equity Investment in Yahoo Japan

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

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $8 billion as of March 31, 2015.

In the three months ended March 31, 2014, the Company sold data center assets and assigned a data center lease to Yahoo Japan for cash proceeds of $11 million and recorded a net gain of approximately $5 million.

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

	Three Months Ended
	December 31, 2013	December 31, 2014
	(In thousands)
Operating data:
Revenue	$1,031,656	$941,241
Gross profit	$843,926	$750,984
Income from operations	$489,442	$425,053
Net income	$307,112	$286,793
Net income attributable to Yahoo Japan	$304,345	$284,846

	September 30, 2014	December 31, 2014
	(In thousands)
Balance sheet data:
Current assets	$6,161,126	$5,693,613
Long-term assets	$1,908,379	$1,871,194
Current liabilities	$1,948,540	$1,725,200
Long-term liabilities	$35,418	$33,647
Noncontrolling interests	$66,998	$69,634

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $68 million and $60 million for the three months ended March 31, 2014 and 2015, respectively. As of December 31, 2014 and March 31, 2015, the Company had net receivable balances from Yahoo Japan of approximately $47 million and $39 million, respectively.

Alibaba Group

Equity Investment in Alibaba Group.  Prior to the close of the initial public offering (“Alibaba Group IPO”) by Alibaba Group of American Depositary Shares (“ADSs”) in September 2014, the Company’s investment in Alibaba Group was accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, was classified as part of investments in equity interests on the Company’s consolidated balance sheets. Prior to the Alibaba Group IPO, the Company recorded its share of the results of Alibaba Group one quarter in arrears, within earnings in equity interests in the consolidated statements of income, including any related tax impacts related to the earnings in equity interest.

See Note 2 — “Marketable Securities, Investments and Fair Value Disclosures” for additional information.

Technology and Intellectual Property License Agreement (the “TIPLA”).  As a result of the Alibaba Group IPO, the TIPLA will terminate on September 18, 2015 and Alibaba Group’s obligation to make royalty payments under the TIPLA ceased on September 24, 2014. The remaining TIPLA deferred revenue of $129 million is now being recognized ratably over the remaining term of the TIPLA through September 18, 2015. For the three months ended March 31, 2014 and 2015, the Company recognized approximately $68 million and $69 million, respectively, related to the TIPLA.

Spin-Off of Remaining Holdings in Alibaba Group. On January 27, 2015, Yahoo announced a plan for a spin-off of all of the Company’s remaining holdings in Alibaba Group into a newly formed independent registered investment company (referred to as “SpinCo”). The stock of SpinCo will be distributed pro rata to Yahoo stockholders, resulting in SpinCo becoming a separate publicly traded registered investment company. Following the completion of the transaction, SpinCo will own all of Yahoo’s remaining 384 million Alibaba Group shares, and Yahoo Small Business, a current operating business of Yahoo that will also be transferred to SpinCo as part of the transaction.

The completion of the transaction is expected to occur in the fourth quarter of 2015 after the expiration of the Company’s lock-up agreement relating to the Alibaba Group shares entered into in connection with the Alibaba Group IPO. The transaction is subject to certain conditions, including final approval by the Company’s Board of Directors, receipt of a favorable ruling from the Internal Revenue Service with respect to certain aspects of the transaction and a legal opinion with respect to the tax-free treatment of the transaction, under U.S. federal tax laws and regulations, the effectiveness of an applicable registration statement with the Securities and Exchange Commission and compliance with the requirements under the Investment Company Act of 1940, and other customary conditions.

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

The Company records all derivatives in the condensed consolidated balance sheets at fair value, with assets included in prepaid expenses and other current assets or other long-term assets, and liabilities included in accrued expenses and other current liabilities or other long-term liabilities. The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The effective portions of net investment hedges are recorded in other comprehensive income as a part of the cumulative translation adjustment. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income until the hedged item is recognized in revenue on the condensed consolidated statements of income when the underlying hedged revenue is recognized. Any ineffective portions of net investment hedges and cash flow hedges are recorded in other income, net on the Company’s condensed consolidated statements of income. For balance sheet hedges, changes in the fair value are recorded in other income, net on the Company’s condensed consolidated statements of income.

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

Designated as Hedging Instruments

Net Investment Hedges. The Company hedges, on an after-tax basis, a portion of its net investment in Yahoo Japan with forward contracts and option contracts to reduce the risk that its investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. The total of the after-tax net investment hedge was less than the Yahoo Japan investment balance as of both December 31, 2014 and March 31, 2015. As such, the net investment hedge was considered to be effective.

Cash Flow Hedges.   The Company entered into foreign currency forward contracts designated as cash flow hedges of varying maturities through December 31, 2015. All of the forward contracts designated as cash flow hedges that were settled were reclassified to revenue during the three months ended March 31, 2014 and 2015, respectively. All current outstanding cash flow hedges are expected to be reclassified into revenue during 2015. For the three months ended March 31, 2014 and 2015, the amounts recorded in other income (expense), net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring was not material.

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

Notional amounts of the Company’s outstanding derivative contracts as of December 31, 2014 and March 31, 2015 were as follows (in millions):

	December 31, 2014	March 31, 2015
Derivatives designated as hedging instruments:
Net investment hedge forward and option contracts	$1,647	$1,917
Cash flow hedge forwards	$222	$162
Derivatives not designated as hedging instruments:
Balance sheet hedges	$243	$281

Foreign currency derivative activity for the three months ended March 31, 2014 was as follows (in millions):

	Beginning Fair Value	Settlement Payment (Receipt)	Gain (Loss) Recorded in Other Income, Net	Gain (Loss) Recorded in Other Comprehensive Income		Gain (Loss) Recorded in Revenue	Ending Fair Value
Derivatives designated as hedging instruments:
Net investment hedges	$209	$—	$—	$(22	)(*)	$—	$187
Cash flow hedges	4	(1)	(1)	(2)		1	1
Derivatives not designated as hedging instruments:
Balance sheet hedges	—	(1)	(1)	—		—	(2)

(*)

This amount does not reflect the tax impact of $8 million recorded during the three months ended March 31, 2014. The $14 million after tax impact of the loss recorded within other comprehensive income was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

Foreign currency derivative activity for the three months ended March 31, 2015 was as follows (in millions):

	Beginning Fair Value	Settlement Payment (Receipt)	Gain (Loss) Recorded in Other Income, Net	Gain (Loss) Recorded in Other Comprehensive Income		Gain (Loss) Recorded in Revenue	Ending Fair Value
Derivatives designated as hedging instruments:
Net investment hedges	$185	$—	$—	$4	(*)	$—	$189
Cash flow hedges	8	(2)	(1)	(9)		(1)	(5)
Derivatives not designated as hedging instruments:
Balance sheet hedges	4	(16)	23	—		—	11

(*)

This amount does not reflect the tax impact of $1 million recorded during the three months ended March 31, 2015. The $3 million after tax impact of the gain recorded within other comprehensive income was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

Foreign currency derivative contracts balance sheet location and ending fair value was as follows (in millions):

	Balance Sheet Location	December 31, 2014	March 31, 2015
Derivatives designated as hedging instruments:
Net investment hedges	Asset(1)	$190	$191
	Liability(2)	$(5)	$(2)
Cash flow hedges	Asset(1)	$8	$3
	Liability(2)	$—	$(8)

Derivatives not designated as hedging instruments:
Balance sheet hedges	Asset(1)	$5	$11
	Liability(2)	$(1)	$—

(1)	Included in prepaid expenses and other current assets or other long-term assets on the condensed consolidated balance sheets.
(2)	Included in accrued expenses and other current liabilities or other long-term liabilities on the condensed consolidated balance sheets.

Note 10    Credit Agreement

The Company’s credit agreement with Citibank, N.A., as Administrative Agent (as amended, the “Credit Agreement”) provides for a $750 million unsecured revolving credit facility, subject to increase of up to $250 million in accordance with its terms. The Credit Agreement terminates on October 8, 2015, unless extended by the parties. As of March 31, 2015, the Company was in compliance with the financial covenants in the Credit Agreement and no amounts were outstanding.

Note 11    Convertible Notes

0.00% Convertible Senior Notes

As of March 31, 2015, the Company had $1.4 billion principal amount of Notes outstanding. The Notes are senior unsecured obligations of Yahoo, the Notes do not bear regular interest, and the principal amount of the Notes does not accrete. The Notes mature on December 1, 2018, unless previously purchased or converted in accordance with their terms prior to such date. The Company may not redeem the Notes prior to maturity. However, holders of the Notes may convert them at certain times and upon the occurrence of certain events in the future, as outlined in the indenture governing the Notes (the “Indenture”). Holders of the Notes who convert in connection with a “make-whole fundamental change,” as defined in the Indenture, may require Yahoo to purchase for cash all or any portion of their Notes at a purchase price equal to 100 percent of the principal amount, plus accrued and unpaid special interest as defined in the Indenture, if any. The Notes are convertible, subject to certain conditions, into shares of Yahoo common stock at an initial conversion rate of 18.7161 shares per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $53.43 per share), subject to adjustment upon the occurrence of certain events. Upon conversion of the Notes, holders will receive cash, shares of Yahoo’s common stock or a combination thereof, at Yahoo’s election. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock with respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread). As of March 31, 2015, none of the conditions allowing holders of the Notes to convert had been met.

The Notes consist of the following (in thousands):

	December 31, 2014	March 31, 2015
Liability component:
Principal	$1,437,500	$1,437,500
Less: note discount	(267,077)	(251,620)

Net carrying amount	$1,170,423	$1,185,880

Equity component (*)	$305,569	$305,569

(*)	Recorded on the condensed consolidated balance sheets within additional paid-in capital.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2015
Accretion of convertible note discount	$14,666	$15,457

The fair value of the Notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of debt instruments (carrying value excludes the equity component of the Notes classified in equity) was as follows (in thousands):

	December 31, 2014		March 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$1,175,240	$1,170,423	$1,217,250	$1,185,880

Note 12 Commitments And Contingencies

Lease Commitments.   The Company leases office space and data centers under operating and capital lease agreements with original lease periods of up to 12 years which expire between 2015 and 2025.

A summary of gross and net lease commitments as of March 31, 2015 was as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Nine months ending December 31, 2015	$104	$(13)	$91
Years ending December 31,
2016	109	(11)	98
2017	81	(8)	73
2018	58	(6)	52
2019	47	(3)	44
2020	34	(1)	33
Due after 5 years	108	(2)	106

Total gross and net lease commitments	$541	$(44)	$497

Capital Lease Commitment
Nine months ending December 31, 2015	$14
Years ending December 31,
2016	15
2017	10
2018	9
2019	5
2020	—
Due after 5 years	—

Gross lease commitment	$53

Less: interest	(9)

Net lease commitment included in capital lease and other long-term liabilities	$44

Affiliate Commitments.   The Company is obligated to make payments, which represent traffic acquisition costs (“TAC”), to its Affiliates. As of March 31, 2015, these commitments totaled $1,962 million, of which $380 million will be payable in the remainder of 2015, $401 million will be payable in 2016, $400 million will be payable in 2017, $375 million will be payable in 2018, $375 million will be payable in 2019, and $31 million will be payable thereafter.

Non-cancelable Obligations.   The Company is obligated to make payments under various non-cancelable arrangements with vendors and other business partners, principally for marketing, bandwidth, co-location, and content arrangements. As of March 31, 2015, these commitments totaled $202 million, of which $92 million will be payable in the remainder of 2015, $77 million will be payable in 2016, $20 million will be payable in 2017, $11 million will be payable in 2018, and $2 million will be payable in 2019.

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

As of March 31, 2015, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

See Note 17—“Search Agreement with Microsoft Corporation” for a description of the Search Agreement and License Agreement with Microsoft.

Legal Contingencies

General.  The Company is regularly involved in claims, suits, government investigations, and proceedings arising from the ordinary course of the Company’s business, including actions with respect to intellectual property claims, privacy, consumer protection, information security, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by users, stockholder derivative actions, purported class action lawsuits, and other matters.

Patent Matters.   From time to time, third parties assert patent infringement claims against the Company. Currently, the Company is engaged in lawsuits regarding patent issues and has been notified of other potential patent disputes.

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

On April 22, 2015, a stockholder action captioned Cathy Buch v. David Filo, et al., was filed in the Delaware Court of Chancery against Yahoo and all current members of the Board of Directors. The complaint asserts both derivative claims, purportedly on behalf of Yahoo, and class action claims, purportedly on behalf of the plaintiff and all similarly situated stockholders, relating to the termination of, and severance payments made to, our former chief operating officer, Henrique de Castro. The plaintiff alleges that the board members breached their fiduciary duties by enabling or acquiescing in the payment of severance to Mr. de Castro, and by allowing Yahoo to make allegedly false and misleading statements regarding the value of his severance. The plaintiff has also asserted claims against Mr. de Castro. The plaintiff seeks to recoup the severance paid to Mr. de Castro, an equitable accounting, disgorgement in favor of Yahoo, monetary damages, declaratory relief, injunctive relief, and an award of attorneys’ fees and costs.

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

On February 16, 2015, plaintiffs filed a petition for review by the Supreme Court of Mexico, where review is limited to constitutional questions under Mexican law. The plaintiff’s petition was denied. Plaintiffs are seeking to reverse the denial through further review by the Supreme Court of Mexico. The Company believes there is no basis to reverse the denial in the matter; however, we cannot assure the ultimate outcome of the matter.

On September 10, 2014, the same plaintiffs in the Mexico litigation described above filed an action in U.S. District Court for the Southern District of New York against Yahoo! Inc., Yahoo! Mexico, Baker & McKenzie, and Baker & McKenzie, S.C. Plaintiffs allege that defendants conspired to influence the Mexican courts and “illegally obtain a favorable judgment” in the above litigation. Plaintiffs advance claims for relief under the Racketeer Influenced and Corrupt Organizations Act of 1970 (“RICO”), which provides for treble damages in certain cases, conspiracy to violate RICO, common-law fraud, and civil conspiracy. Their operative amended complaint seeks unspecified damages. The Company and Yahoo! Mexico have filed a motion to dismiss the amended complaint. The Company believes the plaintiffs’ claims in this action are without merit.

The Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters described above. The Company has also determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to the Company’s legal proceedings, including the matters described above other than the Mexico matters, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of March 31, 2015 were not material. The Company did not accrue for the judgment in Mexico, which was reversed as explained above. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo, its subsidiaries, directors, or officers in these matters, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against these claims.

Note 13    Stockholders’ Equity And Employee Benefits

Stock Options.   The Company’s Stock Plan, the Directors’ Plan, and stock-based awards assumed through acquisitions (including stock-based commitments related to continued service of acquired employees, such as the holdback by Yahoo of shares of Yahoo common stock issued to Tumblr’s founder in connection with the Company’s acquisition of Tumblr in June 2013) are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans for the three months ended March 31, 2015 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2014(1)	9,225	$18.57
Options granted	—	$—
Options assumed in acquisitions	—	$—
Options exercised(2)	(584)	$16.41
Options expired	(530)	$18.95
Options cancelled/forfeited	(49)	$13.50

Outstanding at March 31, 2015(1)	8,062	$18.73

(1)	Includes shares subject to performance-based stock options for which performance goals had not been set as of the date shown.

(2)	The Company generally issues new shares to satisfy stock option exercises.

As of March 31, 2015, there was $48 million of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.7 years.

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options	Purchase Plan
	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2014
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.5%	0.1%
Expected volatility	36.2%	38.7%
Expected life (in years)	4.00	0.24

Restricted Stock Units

Restricted stock unit activity under the Plans for the three months ended March 31, 2015 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share
Awarded and unvested at December 31, 2014(1)	40,677	$32.38
Granted(2)	11,634	$43.83
Assumed in acquisitions	—	$—
Vested	(5,655)	$26.20
Forfeited	(3,508)	$30.83

Awarded and unvested at March 31, 2015(1)	43,148	$36.41

(1)

Includes the maximum number of shares issuable under the Company’s performance-based restricted stock unit awards (including future-year tranches for which performance goals had not been set) as of the date shown.

(2)

Includes the maximum number of shares issuable under the performance-based restricted stock unit awards granted during the three months ended March 31, 2015 (including future-year tranches for which performance goals had not been set during the period); excludes tranches of previously granted performance-based restricted stock units for which performance goals were set during the three months ended March 31, 2015.

As of March 31, 2015, there was $969 million of unamortized stock-based compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.6 years.

During the three months ended March 31, 2014 and 2015, 8.5 million shares and 5.7 million shares, respectively, that were subject to previously granted restricted stock units vested. These vested restricted stock units were net share settled. During the three months ended March 31, 2014 and 2015, the Company withheld 3.3 million shares and 2.2 million shares, respectively, based upon the Company’s closing stock price on the vesting date, to satisfy the Company’s tax withholding obligation relating to the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $125 million and $97 million, respectively, for the three months ended March 31, 2014 and 2015 and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Performance Options.   The financial performance stock options awarded by the Company in November 2012 to Ms. Mayer and Mr. Goldman include multiple performance periods. The number of stock options that ultimately vest for each performance period will range from 0 percent to 100 percent of the target amount for such period stated in each executive’s award agreement based on the Company’s performance relative to goals. The financial performance goals are established at the beginning of each performance period and the portion (or “tranche”) of the award related to each performance period is treated as a separate grant for accounting purposes. In March 2015, the Compensation Committee established performance goals under these stock options for the 2015 performance year. The 2015 financial performance metrics (and their weightings) under the performance stock options are GAAP revenue (one-third), revenue ex-TAC (one-third), and adjusted EBITDA (one-third). The grant date fair value of the 2015 tranche of the November 2012 financial performance stock options was $31 million, and is being recognized over the twelve-month service period. The Company began recording stock-based compensation expense for this tranche in March 2015, when the financial performance goals were established.

Performance RSUs.   In March 2015, the Compensation Committee approved additional annual financial performance-based restricted stock unit (“RSU”) awards to Ms. Mayer and other senior officers, and established the 2015 annual performance goals for these awards as well as for the similar performance-based RSUs granted in February 2013 and February 2014. The 2013, 2014, and 2015 performance-based RSU awards are generally eligible to vest in equal annual target amounts over four years (three years for Ms. Mayer) based on the Company’s attainment of annual financial performance goals as well as the executive’s continued employment through each vesting date. The number of shares that ultimately vest each year will range from 0 percent to 200 percent of the annual target amount, based on the Company’s performance. Annual financial performance metrics and goals are established for these RSU awards at the beginning of each year and the tranche of each RSU award related to that year’s performance goal is treated as a separate annual grant for accounting purposes. The 2015 financial performance metrics (and their weightings) established for the performance RSUs are: GAAP revenue (one-third), revenue ex-TAC (one-third), and adjusted EBITDA (one-third). The grant date fair value of the first tranche of the March 2015 performance RSUs was $9 million, the grant date fair value of the second tranche of the February 2014 performance RSUs was $11 million, and the grant date fair value of the third tranche of the February 2013 performance RSUs was $19 million. These values are being recognized over the tranches’ twelve-month service periods. The Company began recording stock-based compensation expense for these tranches in March 2015, when the financial performance goals were established.

Stock Repurchases.   In May 2012, the Board authorized a stock repurchase program allowing the Company to repurchase up to $5 billion of its outstanding shares of common stock. That repurchase program was exhausted during the first quarter of 2014. In November 2013, the Board authorized an additional stock repurchase program with an authorized level of $5 billion. The November 2013 program, according to its terms, will expire in December 2016. The aggregate amount available under the November 2013 repurchase program was approximately $726 million at March 31, 2015. In March 2015, the Board authorized an additional stock repurchase program with an authorized level of $2 billion. The March 2015 program, according to its terms, will expire in March 2018.

The aggregate amount available under the March 2015 repurchase program was $2 billion at March 31, 2015. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the three months ended March 31, 2015, the Company repurchased approximately 4 million shares of its common stock under its stock repurchase programs at an average price of $47.65 per share for a total of $204 million.

Note 14    Restructuring Charges, Net

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2015
Employee severance pay and related costs	$3,591	$44,000
Non-cancelable lease, contract termination, and other charges	6,532	8,617
Reversals of previous charges	(636)	(3,231)
Non-cash accelerations of stock-based compensation expense	—	2,705
Other non-cash credits	—	(859)

Restructuring charges, net	$9,487	$51,232

The Company has implemented various restructuring plans to reduce its cost structure, align resources with its product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers. For the three months ended March 31, 2014, the Company recorded expense of $5 million and $4 million related to the Americas and EMEA segments, respectively. For the three months ended March 31, 2015, the Company recorded expense of $41 million, $7 million, and $3 million related to the Americas, EMEA, and Asia Pacific segments, respectively. The amounts recorded during the three months ended March 31, 2015 were primarily related to severance and other related costs pursuant to a restructuring plan initiated by the Company in 2015.

The Company’s restructuring accrual activity for the three months ended March 31, 2015 is summarized as follows (in thousands):

Accrual balance as of December 31, 2014	$83,608
Restructuring charges	51,232
Cash paid	(35,287)
Non-cash accelerations of stock-based compensation expense	(2,705)
Foreign currency translation and other adjustments	275

Accrual balance as of March 31, 2015	$97,123

The $97 million restructuring liability as of March 31, 2015 consisted of $34 million for employee severance pay expenses, which the Company expects to pay out by the end of the third quarter of 2015, and $63 million relating to non-cancelable lease costs, which the Company expects to pay over the terms of the related obligations through the first quarter of 2019, less estimated sublease income.

Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2014	March 31, 2015
Americas	$65,949	$79,393
EMEA	16,797	14,927
Asia Pacific	862	2,803

Total restructuring accruals	$83,608	$97,123

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

The effective tax rate reported for the three months ended March 31, 2015 was 35 percent compared to 25 percent for the same period in 2014. The rate in the period ended March 31, 2015 was equal to the U.S. federal statutory tax rate after an increase for non-deductible stock-based compensation expense and non-deductible acquisition-related costs, which was fully offset by foreign tax credits available for use. The rate in the period ended March 31, 2014 was lower than the U.S. federal statutory rate due to a reduction of tax reserves that was recorded as tax audit issues were favorably settled.

As of March 31, 2015, the Company does not anticipate repatriating its undistributed foreign earnings of approximately $3.0 billion. Those earnings are principally related to its equity method investment in Yahoo Japan. If those earnings were to be repatriated in the future, the Company may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

The Company’s gross amount of unrecognized tax benefits as of March 31, 2015 was $1,019 million, of which $966 million is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of March 31, 2015 decreased by $4 million from the recorded balance as of December 31, 2014.

The Company is in various stages of examination and appeal in connection with its taxes both in the U.S. and in foreign jurisdictions. Those audits generally span tax years 2005 through 2013. As of March 31, 2015, the Company’s 2011 and 2012 U.S. federal income tax returns are currently under examination. The Company has protested the proposed California Franchise Tax Board’s adjustments to the 2005 through 2008 returns, but no conclusions have been reached to date. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions related to multinational income tax issues are expected to be resolved in the foreseeable future. As a result, it is reasonably possible that the Company’s unrecognized tax benefits could be reduced by up to approximately $154 million in the next twelve months. The Company believes that it has adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

The Company may have additional tax liabilities in China related to the sale to Alibaba Group of 523 million Alibaba Group shares that took place during the year ended December 31, 2012 and related to the sale of the 140 million Alibaba Group ADSs sold in the Alibaba Group IPO that took place during the year ended December 31, 2014. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S. through the use of foreign tax credits with respect to the sale in 2012. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S. with respect to the sale in 2014 through the use of foreign tax credits to the extent there is sufficient foreign source income.

Tax authorities from the Brazilian State of Sao Paulo have assessed certain indirect taxes against the Company’s Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment is for calendar years 2008 through 2011 and, translated into U.S. dollars as of March 31, 2015, totals approximately $105 million. The Company currently believes the assessment is without merit. The Company believes the risk of loss is remote and has not recorded an accrual for the assessment.

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

The following tables present summarized information by segment (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2015
Revenue by segment:
Americas	$866,928	$984,721
EMEA	91,570	81,086
Asia Pacific	174,232	160,163

Total Revenue	$1,132,730	$1,225,970

TAC by segment:
Americas	$34,094	$166,655
EMEA	9,193	11,704
Asia Pacific	2,622	4,780

Total TAC	$45,909	$183,139

Revenue ex-TAC by segment:
Americas	$832,834	$818,066
EMEA	82,377	69,382
Asia Pacific	171,610	155,383

Total Revenue ex-TAC	1,086,821	1,042,831

Direct costs by segment(1) :
Americas	59,688	55,730
EMEA	21,669	19,898
Asia Pacific	46,820	50,712
Global operating costs(2)	652,263	687,382
Gain on sale of patents	—	(2,000)
Depreciation and amortization	157,534	151,535
Stock-based compensation expense	109,181	115,696
Restructuring charges, net	9,487	51,232

Income (loss) from operations	$30,179	$(87,354)

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

	Three Months Ended
	March 31, 2014	March 31, 2015
Capital expenditures, net:
Americas	$63,977	$122,382
EMEA	15,762	7,653
Asia Pacific	4,916	4,886

Total capital expenditures, net	$84,655	$134,921

	December 31, 2014	March 31, 2015
Property and equipment, net:
Americas:
U.S.	$1,382,597	$1,381,676
Other	787	628

Total Americas	$1,383,384	$1,382,304

EMEA	34,649	35,408
Asia Pacific	69,651	66,060

Total property and equipment, net	$1,487,684	$1,483,772

See Note 5 — “Goodwill” and Note 14 — “Restructuring Charges, Net” for additional information regarding segments.

Enterprise Wide Disclosures

The following table presents revenue for groups of similar services (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2015
Search	$444,767	$531,666
Display	453,224	463,733
Other	234,739	230,571

Total revenue	$1,132,730	$1,225,970

	Three Months Ended
	March 31, 2014	March 31, 2015
Revenue:
U.S.	$833,658	$963,511
International	299,072	262,459

Total revenue	$1,132,730	$1,225,970

Revenue is attributed to individual countries according to the online property that generated the revenue. No single foreign country was material to revenue for the three months ended March 31, 2014 and 2015.

Note 17    Search Agreement With Microsoft Corporation

On December 4, 2009, the Company entered into the Search Agreement with Microsoft. On February 18, 2010, the Company received regulatory clearance from both the U.S. Department of Justice and the European Commission and on February 23, 2010 the Company commenced implementation of the Search Agreement on a market-by-market basis.

On April 15, 2015, the Company and Microsoft entered into the Eleventh Amendment to the Search Agreement (the “Eleventh Amendment”) pursuant to which the terms of the Search Agreement were amended. Previously under the Search Agreement, Microsoft was the exclusive algorithmic and paid search services provider to Yahoo on personal computers for Yahoo Properties and for search services provided by Yahoo to Affiliate Sites. Microsoft was the non-exclusive provider on mobile devices. Pursuant to the Eleventh Amendment, Microsoft will provide such services on a non-exclusive basis for Yahoo Properties and Affiliate sites on personal computers. Commencing on May 1, 2015, Yahoo agrees to request paid search results from Microsoft for 51 percent of its search queries originating from personal computers accessing Yahoo Properties and its Affiliate sites (the “Volume Commitment”) and will display only Microsoft’s paid search results on such search result pages.

Previously under the Search Agreement, the Company was entitled to receive a percentage of the revenue (the “Revenue Share Rate”) generated from Microsoft’s services on Yahoo Properties and on Affiliate sites after deduction of the Affiliate sites’ share of revenue and certain Microsoft costs. The Revenue Share Rate was 88 percent for the first five years of the Search Agreement and then increased to 90 percent on February 23, 2015. Pursuant to the Eleventh Amendment, the Revenue Share Rate increased to 93 percent, but Microsoft now receives its 7 percent share before deduction of the Affiliate site’s share of revenue.

Additionally, pursuant to the Eleventh Amendment, the Company will now have the ability in response to queries on both personal computers and mobile to request algorithmic listings only, paid listings only or both algorithmic and paid listings from Microsoft. To the extent the Company requests algorithmic listings only or requests paid listings but elects not to display such paid listings, the Company will pay Microsoft serving costs but not a revenue share. In other cases and with respect to the Volume Commitment, the Revenue Share Rate will apply.

Previously under the Search Agreement, Yahoo had sales exclusivity for both the Company’s and Microsoft’s premium advertisers. Pursuant to the Eleventh Amendment, this sales exclusivity will terminate on July 1, 2015. The Company and Microsoft will develop a plan to transition premium advertisers for Microsoft’s paid search services to Microsoft commencing on July 1, 2015 and to be completed by January 31, 2016.

The term of the Search Agreement remains 10 years from its commencement date, February 23, 2010, subject to earlier termination as provided in the Search Agreement. Pursuant to the Eleventh Amendment, on or after October 1, 2015, either the Company or Microsoft may terminate the Search Agreement by delivering a written notice of termination to the other party. The Search Agreement will remain in effect for four months from the date of the termination notice to provide for a transition period, however, the Company’s Volume Commitment will not apply in the third and fourth months of this transition period.

The Company reports as revenue the revenue share it receives from Microsoft under the Search Agreement as the Company is not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft. Approximately 36 percent and 39 percent of the Company’s revenue for the three months ended March 31, 2014 and 2015, respectively, was attributable to the Search Agreement.

Under the Search Agreement, Microsoft continues to be obligated to guarantee Yahoo’s revenue per search on Yahoo Properties in Taiwan and Hong Kong for 18 months after the transition of paid search services to Microsoft’s platform in those markets, which was completed during the fourth quarter of 2013. This guarantee will expire during the second quarter of 2015.

As of December 31, 2014 and March 31, 2015, the Company had collected total amounts of $52 million and $8 million, respectively, on behalf of Microsoft and Affiliates, which was included in cash and cash equivalents with a corresponding liability in accrued expenses and other current liabilities. The Company’s uncollected revenue share in connection with the Search Agreement was $330 million and $296 million, which is included in accounts receivable, net, as of December 31, 2014 and March 31, 2015, respectively. There were no amounts classified as a part of prepaid expenses and other current assets on our condensed consolidated balance sheets as of December 31, 2014 and March 31, 2015 related to reimbursements not yet received from Microsoft.

On December 9, 2010, in connection with entering into the Search Agreement, the Company also entered into a License Agreement with Microsoft (as amended, the “License Agreement. Under the License Agreement, Microsoft acquired an exclusive 10-year license to the Company’s core search technology and has the ability to integrate this technology into its existing Web search platforms. Pursuant to the Eleventh Amendment, the exclusive licenses granted to Microsoft under the License Agreement became non-exclusive. The Company also agreed pursuant to the Eleventh Amendment to license certain sales tools to Microsoft to use solely in connection with Microsoft’s paid search services pursuant to the terms of the License Agreement.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue,” the negative of such terms, or other comparable terminology. This Report includes, among others, forward-looking statements regarding our:

•	expectations regarding our proposed spin-off of our remaining holdings in Alibaba Group Holding Limited (“Alibaba Group”);

•	expectations about revenue, including search, display, and other revenue;

•	expectations about growth in users;

•	expectations about changes in our earnings in equity interests and net income;

•	expectations about changes in operating expenses;

•	anticipated capital expenditures;

•	expectations about our share repurchase activity;

•	expectations about the financial and operational impacts of our Search and Advertising Services and Sales Agreement (the “Search Agreement”) with Microsoft Corporation (“Microsoft”);

•	impact of recent acquisitions on our business and evaluation of, and expectations for, possible acquisitions of, or investments in, businesses, products, intangible assets and technologies;

•	expectations about the growth of, the opportunities for monetization in and revenue from, the mobile industry and mobile devices;

•	expectations about the growth of, the opportunities for monetization in and revenue from, our Mavens offerings;

•	projections and estimates with respect to our restructuring activities and changes to our organizational structure;

•	expectations about the amount of unrecognized tax benefits, the outcome of tax assessment appeals, the adequacy of our existing tax reserves, future tax expenditures, and tax rates;

•	expectations about positive cash flow generation and existing cash, cash equivalents, and investments being sufficient to meet normal operating requirements; and

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

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo,” the “Company,” “we,” or “us”) is a guide focused on informing, connecting, and entertaining our users. By creating highly personalized experiences for our users, we keep people connected to what matters most to them, across devices and around the world. In turn, we create value for advertisers by connecting them with the audiences that build their businesses. For advertisers, the opportunity to be a part of users’ digital habits across products and platforms is a powerful tool to engage audiences and build brand loyalty. Advertisers can build their businesses through advertising to targeted audiences on our online properties and services (“Yahoo Properties”) or through a distribution network of third party entities (“Affiliates”) who integrate our advertising offerings into their Websites or other offerings (“Affiliate sites”). Our revenue is generated principally from search and display advertising.

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

	Three Months Ended March 31,
	2014	2015
	(dollars in thousands)
Revenue	$1,132,730	$1,225,970
Revenue ex-TAC	$1,086,821	$1,042,831
Income (loss) from operations(1)	$30,179	$(87,354)
Adjusted EBITDA	$306,381	$231,113
Net income attributable to Yahoo! Inc.	$311,578	$21,198
Net cash provided by (used in) operating activities	$139,061	$(2,937,471)
Free cash flow(2)	$113,962	$(3,034,922)
(1) Includes:
Stock-based compensation expense	$109,181	$115,696
Restructuring charges, net	$9,487	$51,232

(2)	During the three months ended March 31, 2015, we satisfied the $3.3 billion income tax liability related to the sale of Alibaba Group American Depositary Shares (“ADSs”) in September 2014.

Revenue ex-TAC (a Non-GAAP Financial Measure)

	Three Months Ended March 31,		2014-2015 % Change
	2014	2015
	(dollars in thousands)
Revenue	$1,132,730	$1,225,970	8%
Less: TAC	45,909	183,139	299%

Revenue ex-TAC	$1,086,821	$1,042,831	(4)%

For the three months ended March 31, 2015, revenue ex-TAC decreased $44 million, or 4 percent, compared to the same period of 2014, due to an increase in TAC primarily attributable to our agreement with Mozilla Corporation (“Mozilla”).

Adjusted EBITDA (a Non-GAAP Financial Measure)

	Three Months Ended March 31,		2014-2015 % Change
	2014	2015
	(dollars in thousands)
Net income attributable to Yahoo! Inc.	$311,578	$21,198	(93)%
Depreciation and amortization	157,534	151,539	(4)%
Stock-based compensation expense	109,181	115,696	6%
Restructuring charges, net	9,487	51,232	440%
Other (expense) income, net	13,453	31,063	131%
Provision for income taxes	4,217	(40,900)	N/M
Earnings in equity interests	(301,402)	(99,690)	(67)%
Net income attributable to noncontrolling interests	2,333	975	(58)%

Adjusted EBITDA	$306,381	$231,113	(25)%

Percentage of Revenue ex-TAC(1)(2)	28%	22%

N/M = Not Meaningful

(1)	Revenue ex-TAC is calculated as GAAP revenue less TAC.

(2)	Net income attributable to Yahoo! Inc. as a percentage of GAAP revenue for the three months ended March 31, 2014 and 2015 was 28 percent and 2 percent, respectively.

For the three months ended March 31, 2015, adjusted EBITDA decreased $75 million, or 25 percent, compared to 2014, mainly due to higher TAC that was not offset by higher revenue as well as an increase in global operating costs.

Free Cash Flow (a Non-GAAP Financial Measure)

	Three Months Ended March 31,
	2014	2015
	(dollars in thousands)
Net cash provided by (used in) operating activities	$139,061	$(2,937,471)
Acquisition of property and equipment, net	(84,655)	(134,921)
Excess tax benefits from stock-based awards	59,556	37,470

Free cash flow(*)	$113,962	$(3,034,922)

(*)	During the three months ended March 31, 2015, we satisfied the $3.3 billion income tax liability related to the sale of Alibaba Group ADSs in September 2014.

Non-GAAP Financial Measures

Revenue ex-TAC.   Revenue ex-TAC is a non-GAAP financial measure defined as GAAP revenue less TAC. TAC consists of payments made to Affiliates that have integrated our advertising offerings into their sites and payments made to companies that direct consumer and business traffic to Yahoo Properties.

Adjusted EBITDA.   Adjusted EBITDA is a non-GAAP financial measure defined as net income attributable to Yahoo! Inc. before taxes, depreciation, amortization of intangible assets, stock-based compensation expense, other income (expense), net (which includes interest), earnings in equity interests, net income attributable to noncontrolling interests, and certain gains, losses, and expenses that we do not believe are indicative of our ongoing results.

Free Cash Flow.   Free cash flow is a non-GAAP financial measure defined as net cash provided by operating activities (adjusted to include excess tax benefits from stock-based awards), less (i) acquisition of property and equipment, net, and (ii) dividends received from equity investees.

For additional information about these non-GAAP financial measures, see “Non-GAAP Financial Measures” included in our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Significant Transactions

Search Agreement with Microsoft Corporation

The term of the Search Agreement is 10 years from its commencement date, February 23, 2010, subject to earlier termination as provided in the Search Agreement. Previously under the Search Agreement, we were entitled to receive a percentage of the revenue (the “Revenue Share Rate”) generated from Microsoft’s services on Yahoo Properties and on Affiliate sites after deduction of the Affiliate sites’ share of revenue and certain Microsoft costs. The Revenue Share Rate was 88% for the first five years and then increased to 90% on February 23, 2015. Pursuant to the Eleventh Amendment of the Search Agreement effective as of April 15, 2015, the Revenue Share Rate increased to 93%, but Microsoft receives its 7% share before deduction of the Affiliate site’s share of revenue.

For search revenue generated from Microsoft’s services on Yahoo Properties and Affiliate sites, we report as revenue our revenue share, as we are not the primary obligor in the arrangement with the advertisers and publishers, and the amounts paid to Affiliates are recorded on a net basis as a reduction of revenue. The underlying search advertising services are provided by Microsoft. Revenue under the Search Agreement represented approximately 36 percent and 39 percent of our revenue for the three months ended March 31, 2014 and 2015, respectively.

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

The completion of the transaction is expected to occur in the fourth quarter of 2015 after the expiration of our one-year lock-up agreement relating to the Alibaba Group shares entered into in connection with the initial public offering (“Alibaba Group IPO”) of Alibaba Group ADSs in September 2014. The transaction is subject to certain conditions, including final approval by our Board, receipt of a favorable ruling from the Internal Revenue Service with respect to certain aspects of the transaction and a legal opinion with respect to the tax-free treatment of the transaction under U.S. federal tax laws and regulations, the effectiveness of an applicable registration statement with the Securities and Exchange Commission and compliance with the requirements under the Investment Company Act of 1940, and other customary conditions.

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

Results of Operations

	Three Months Ended March 31,		2014-2015 % Change
	2014	2015
	(dollars in thousands)
Revenue for groups of similar services:
Search
Yahoo Properties	$371,744	$475,494	28%
Affiliate sites	73,023	56,172	(23)%

Total Search revenue	$444,767	$531,666	20%

Display
Yahoo Properties	$408,193	$340,544	(17)%
Affiliate sites	45,031	123,189	174%

Total Display revenue	$453,224	$463,733	2%

Other	$234,739	$230,571	(2)%

Total revenue	$1,132,730	$1,225,970	8%
Cost of revenue — TAC	$45,909	$183,139	299%
Cost of revenue — other	293,603	285,263	(3)%
Sales and marketing	302,325	275,357	(9)%
Product development	268,264	326,747	22%
General and administrative	164,623	173,513	5%
Amortization of intangibles	18,340	20,073	9%
Gain on sale of patents	—	(2,000)	100%
Restructuring charges, net	9,487	51,232	440%

Total operating expenses	$1,102,551	$1,313,324	19%

Income (loss) from operations	$30,179	$(87,354)	(389)%

Includes:
Stock-based compensation expense	$109,181	$115,696	6%

The following table sets forth selected information concerning our results of operations as a percentage of revenue for the period indicated:

	Three Months Ended March 31,
	2014	2015
Revenue for groups of similar services:
Search
Yahoo Properties	33%	39%
Affiliate sites	6%	4%

Total Search revenue	39%	43%

Display
Yahoo Properties	36%	28%
Affiliate sites	4%	10%

Total Display revenue	40%	38%

Other	21%	19%

Total revenue	100%	100%
Cost of revenue — TAC	4%	15%
Cost of revenue — other	26%	23%
Sales and marketing	27%	22%
Product development	24%	27%
General and administrative	14%	14%
Amortization of intangibles	1%	2%
Gain on sale of patents	0%	0%
Restructuring charges, net	1%	4%

Total operating expenses	97%	107%

Income (loss) from operations	3%	(7)%

Includes:
Stock-based compensation expense	10%	9%

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

	Three Months Ended March 31,		2014-2015 % Change
	2014	2015
	(dollars in thousands)
Revenue by segment:
Americas	$866,928	$984,721	14%
EMEA	91,570	81,086	(11)%
Asia Pacific	174,232	160,163	(8)%

Total revenue	$1,132,730	$1,225,970	8%

TAC by segment:
Americas	$34,094	$166,655	389%
EMEA	9,193	11,704	27%
Asia Pacific	2,622	4,780	82%

Total TAC	$45,909	$183,139	299%

Revenue ex-TAC by segment:
Americas	$832,834	$818,066	(2)%
EMEA	82,377	69,382	(16)%
Asia Pacific	171,610	155,383	(9)%

Total revenue ex-TAC	1,086,821	1,042,831	(4)%

Direct costs by segment(1):
Americas	59,688	55,730	(7)%
EMEA	21,669	19,898	(8)%
Asia Pacific	46,820	50,712	8%
Global operating costs(2)	652,263	687,378	5%
Depreciation and amortization	157,534	151,539	(4)%
Stock-based compensation expense	109,181	115,696	6%
Gain on sale of patents	—	(2,000)	100%
Restructuring charges, net	9,487	51,232	440%

Income (loss) from operations	$30,179	$(87,354)	(389)%

(1)

Direct costs for each segment include certain cost of revenue—other and other costs associated with the local sales teams. Prior to the fourth quarter of 2014, marketing, media, costs associated with Yahoo Properties and ad operation costs were managed locally and included as direct costs for each segment. Prior period amounts have been revised to conform to the current presentation.

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

Revenue

We generate revenue principally from search and display advertising on Yahoo Properties and Affiliate sites, with the majority of our revenue coming from advertising on Yahoo Properties. Our margins on revenue from advertising on Yahoo Properties are higher than our margins on revenue from advertising on Affiliate sites, as we pay TAC to our Affiliates. Additionally, we generate revenue from other sources including listings-based services, facilitating commercial transactions, royalties, and consumer and business fee-based services.

Mavens Revenue

One of our primary strategies is to invest in and grow our offerings in mobile, video, native, and social (“Mavens”). Revenue from our Mavens offerings is generated from, without duplication: (i) mobile (as defined below), (ii) video ads and video ad packages, (iii) native ads, and (iv) Tumblr ads and fees. Mavens revenue for the three months ended March 31, 2015 increased 58 percent to $363 million, compared to $230 million for the three months ended March 31, 2014.

We expect our Mavens revenue will continue to increase in 2015. The Mavens revenue has been counteracting a decline in our legacy offerings that includes premium and audience (targeted display) advertising. We continue to do everything we can to stabilize and slow this decline.

Mobile Revenue

With the significant platform shift to mobile devices, including smartphones and tablets, we continue to focus on mobile products and mobile ad formats. We have refreshed the user experience on mobile across a number of Yahoo Properties, including the Yahoo app, Sports (including Fantasy Sports), and Tumblr. Mobile revenue is generated in connection with user activity on mobile devices, including smartphones and tablets (a “device-based” approach), regardless of whether the device is accessing a mobile-optimized service. Mobile revenue is primarily generated by search and display advertising. Mobile revenue also includes leads, listings and fees revenue and ecommerce revenue allocated to user activity on mobile devices. For additional information about how we generate and recognize revenue, see “Results of Operations — Revenue — Mobile Revenue, — Search Revenue, — Display Revenue, and —Other Revenue” included in our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Mobile revenue for the three months ended March 31, 2015 increased 61 percent to $234 million, compared to $145 million for the three months ended March 31, 2014. Mobile revenue is included within Search, Display, and Other revenue that we have reported. As of March 31, 2015, we had more than 600 million monthly mobile users (including Tumblr). In the latter half of 2014, we saw a significant increase in the contribution of mobile revenue to our total revenue. We expect this trend to continue in 2015.

Search Revenue

Search revenue for the three months ended March 31, 2015 increased by 20 percent, compared to the same period of 2014, attributable to increased revenue on Yahoo Properties of $104 million resulting from higher revenue-per-search and higher volume on PC, primarily attributable to our agreement with Mozilla, as well as higher volume on mobile devices. This was partially offset by a decline in Affiliate revenue of $17 million primarily in the Asia Pacific and EMEA regions.

Display Revenue

Display revenue for the three months ended March 31, 2015 increased by 2 percent, compared to the same period of 2014. The increase in display revenue was driven by increased Affiliate revenue in the Americas region resulting primarily from an increase in video and native advertising, including incremental revenue from the BrightRoll and Flurry acquisitions, as well as increased revenue on Yahoo Properties from an increase in native advertising. This was partially offset by a decline in premium advertising on the Homepage and in audience advertising due to lower Price-per-Ad (as defined below).

Other Revenue

Other revenue for the three months ended March 31, 2015 decreased by 2 percent compared to the same period of 2014. The year-over-year decrease was primarily due to a decline in listings-based revenue of $16 million, partially offset by an increase in fees revenue of $12 million.

Search and Display Metrics

We present information below regarding the number of “Paid Clicks” and “Price-per-Click” for search and the number of “Ads Sold” and “Price-per-Ad” for display. This information is derived from internal data.

“Paid Clicks” are defined as clicks by end-users on sponsored search listings (excluding native ad units, which are defined as display ads that appear in the content streams viewed by users) on Yahoo Properties and Affiliate sites. Advertisers generally pay for sponsored search listings on a per-click basis. “Search click-driven revenue” is gross search revenue (GAAP search revenue plus the related revenue share with third parties), excluding the Microsoft RPS Guarantee and search revenue from Yahoo Japan. “Price-per-Click” is defined as search click-driven revenue divided by our total number of Paid Clicks.

“Ads Sold” consist of display ad impressions for paying advertisers on Yahoo Properties (including mobile) and Affiliate sites (including Flurry and BrightRoll). “Price-per-Ad” is defined as display revenue from Yahoo Properties (including mobile) and Affiliate sites (including Flurry and BrightRoll) divided by our total number of Ads Sold. Our price and volume metrics for display are based on display revenue which we report on a gross basis (before TAC), and include data for graphical, sponsorship, and native ad units on Yahoo Properties (including mobile) and Affiliate sites (including Flurry and BrightRoll).

We periodically review, refine and update our methodologies for monitoring, gathering, and counting number of Paid Clicks and Ads Sold and for calculating search click-driven revenue, Price-per-Click, and Price-per-Ad. Commencing in the quarter ended March 31, 2015, our display volume and price metrics (Ads Sold and Price-per-Ad) include (a) results from Yahoo Properties worldwide (other than Japan, where Yahoo branded sites are operated by third-party licensees), whereas previously those metrics excluded countries and regions where historical data was not previously retained in a manner that would support period-to-period comparisons; (b) results from Affiliate sites (including Affiliates of Flurry and BrightRoll) and (c) historical Tumblr data commencing with the second quarter of 2013, whereas previously Tumblr data was limited to (i) native ad results commencing with the first quarter of 2014 and (ii) other display ad results commencing with the third quarter of 2014. Prior period amounts have been updated to conform to the current presentation.

Search Metrics

For the three months ended March 31, 2015, Paid Clicks and Price-per-Click increased 21 percent and 3 percent, respectively, compared to the same period of 2014. The increase in Paid Clicks was primarily attributable to an increase in Paid Clicks on Yahoo Properties in the Americas region, attributable to our agreements with Mozilla and other partners. This was partially offset by a decline in Paid Clicks from Affiliate traffic due to traffic quality improvements conducted by Yahoo. The increase in Price-per-Click was attributable to favorable mix shifts towards higher monetizing partners and from Affiliate traffic quality improvement initiatives conducted by Yahoo. Improvements in the search metrics resulted in year-over-year growth of 24 percent in search click-driven revenue.

Display Metrics

For the three months ended March 31, 2015, the number of Ads Sold increased 29 percent and Price-per-Ad decreased 17 percent, compared to the same period of 2014. The increase in Ads Sold year-over-year was attributable to an increase in native ad units sold which was partially offset by a decline in premium ad units sold. Native ad units represented approximately 39 percent of total Ads Sold for the three months ended March 31, 2015, as compared to 15 percent of total Ads Sold for the three months ended March 31, 2014. The decrease in Price-per-Ad was due to a shift in the mix of ads sold toward lower priced native ad units as well as declines in Price-per-Ad attributable to lower priced audience advertising.

Revenue ex-TAC by Segment

Americas

Americas revenue ex-TAC for the three months ended March 31, 2015 decreased $15 million, or 2 percent, compared to the same period of 2014. The decline in Americas revenue ex-TAC was primarily attributable to a decline in search revenue ex-TAC of $4 million and display revenue ex-TAC of $12 million. The decline in search revenue ex-TAC was primarily attributable to TAC growth associated with payments to distribution partners, including Mozilla, outpacing search click-driven revenue. The decline in display revenue ex-TAC was primarily attributable to a continued shift away from our legacy display offerings toward native advertising, which has lower Price-per-Ad compared to premium advertising.

Revenue ex-TAC in the Americas accounted for approximately 78 percent of total revenue ex-TAC for the three months ended March 31, 2015 compared to 77 percent for the three months ended March 31, 2014.

EMEA

EMEA revenue ex-TAC for the three months ended March 31, 2015 decreased $13 million, or 16 percent, compared to the same period of 2014, primarily due to declines in display and other revenue ex-TAC of $8 million and $3 million, respectively. The decline in display revenue ex-TAC was primarily attributable to a mix shift from premium advertising to native advertising. EMEA revenue ex-TAC was also impacted by unfavorable foreign exchange fluctuations of $7 million.

Revenue ex-TAC in EMEA accounted for approximately 7 percent of total revenue ex-TAC for both the three months ended March 31, 2015 and 2014.

Asia Pacific

Asia Pacific revenue ex-TAC for the three months ended March 31, 2015 decreased $16 million, or 9 percent, compared to the same period of 2014, primarily attributable to declines in display and search revenue of $7 million and $6 million, respectively. The decline in display revenue ex-TAC was primarily due to a mix shift from premium advertising to native advertising. The decline in search revenue ex-TAC was primarily attributable to a decline in Paid Clicks, which resulted from Affiliate traffic quality initiatives. Asia Pacific revenue ex-TAC was also impacted by unfavorable foreign exchange fluctuations of $11 million.

Revenue ex-TAC in Asia Pacific accounted for approximately 15 percent of total revenue ex-TAC for the three months ended March 31, 2015 compared to 16 percent for the three months ended March 31, 2014.

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

Americas

For the three months ended March 31, 2015, direct costs attributable to the Americas segment decreased $4 million, or 7 percent, compared to the same period of 2014, primarily due to lower compensation costs of $4 million and content costs of $3 million, partially offset by higher other cost of revenue of $3 million.

Direct costs attributable to the Americas segment represented approximately 7 percent of Americas revenue ex-TAC for both the three months ended March 31, 2015 and 2014.

EMEA

For the three months ended March 31, 2015, direct costs attributable to the EMEA segment decreased $2 million, or 8 percent, compared to the same period of 2014 due to lower compensation costs, outside service provider expenses and travel and entertainment expense.

Direct costs attributable to the EMEA segment represented approximately 29 percent of EMEA revenue ex-TAC for the three months ended March 31, 2015 compared to 26 percent for the three months ended March 31, 2014.

Asia Pacific

For the three months ended March 31, 2015, direct costs attributable to the Asia Pacific segment increased $4 million, or 8 percent, compared to the same period of 2014, primarily attributable to an increase in other cost of revenue related to rich media serving costs.

Direct costs attributable to the Asia Pacific segment represented approximately 33 percent of Asia Pacific revenue ex-TAC for the three months ended March 31, 2015 compared to 27 percent for the three months ended March 31, 2014.

Operating Costs and Expenses

Cost of Revenue — TAC

TAC consists of payments made to third-party entities that have integrated our advertising offerings into their Websites or other offerings and payments made to companies that direct consumer and business traffic to Yahoo Properties. We also have an agreement to compensate Mozilla to make us the default search provider on certain of Mozilla’s products in the United States. We record those payments as cost of revenue — TAC.

TAC for the three months ended March 31, 2015 increased $137 million, compared to the same period of 2014, primarily due to increased search and display TAC in the Americas region associated with payments to distribution partners.

TAC represented approximately 15 percent of GAAP revenue for the three months ended March 31, 2015, compared to 4 percent for the three months ended March 31, 2014.

Cost of Revenue — Other

Cost of revenue — other consists of bandwidth costs, and other expenses associated with the production and usage of Yahoo Properties, including amortization of developed technology and patents. Cost of revenue — other also includes costs for Yahoo’s technology platforms and infrastructure, including depreciation expense and other operating costs, directly related to revenue generating activities.

Cost of revenue — other decreased $8 million, or 3 percent, for the three months ended March 31, 2015 compared to the same period of 2014. The decrease for the three months ended March 31, 2015, compared to 2014, was primarily due to a decrease in stock-based compensation expense of $19 million, and bandwidth costs of $10 million. This was partially offset by an increase in compensation costs of $7 million, credit card costs of $3 million and higher cost of revenue of $7 million related to rich media serving costs and a recent acquisition.

Cost of revenue — other represented approximately 23 percent of GAAP revenue for the three months ended March 31, 2015, compared to 26 percent for the three months ended March 31, 2014.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses (including stock-based compensation expense), sales commissions, and travel costs.

Sales and marketing expenses for the three months ended March 31, 2015 decreased $27 million, or 9 percent, compared to the same period of 2014, primarily attributable to decreases of $13 million in stock-based compensation expense and $19 million in other compensation costs, partially offset by an increase in marketing expenses of $6 million. The decline in stock-based compensation expense was primarily attributable to vesting accelerations upon executive terminations in the first quarter of 2014, for which we had no similar transactions in the first quarter of 2015. The decline in other compensation costs was primarily attributable to a 6 percent decrease in headcount year-over-year, as well as a decline in sales commissions.

Sales and marketing expenses represented approximately 22 percent of GAAP revenue for the three months ended March 31, 2015, compared to 27 percent for the three months ended March 31, 2014.

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

Product development expenses for the three months ended March 31, 2015 increased $58 million, or 22 percent, compared to the same period of 2014, primarily attributable to increases of $17 million in compensation costs, $34 million in stock-based compensation expense, as well as a decline in capitalizable projects of $13 million. This was partially offset by a decline in telephone and maintenance expense of $6 million. The increase in compensation costs was primarily attributable to increases in costs from a shift in the location of employees, investments in our Mavens offerings, and headcount increases from the BrightRoll and Flurry acquisitions, slightly offset by decreases in our contractor workforce expenses. The increase in stock-based compensation expense was due to an increase in the number of awards granted at a higher fair value.

Product development expenses represented approximately 27 percent of GAAP revenue for the three months ended March 31, 2015, compared to 24 percent for the three months ended March 31, 2014.

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses (including stock-based compensation expense) related to corporate departments and fees for professional services and includes costs related to our non-data center facilities.

General and administrative expenses for the three months ended March 31, 2015 increased $9 million, or 5 percent, compared to the same period of 2014, primarily attributable to increases of $3 million in compensation costs, $3 million in stock-based compensation expense, and $3 million in travel and entertainment expense.

General and administrative expenses represented approximately 14 percent of GAAP revenue for both the three months ended March 31, 2015 and 2014.

Gains on Sales of Patents

During the three months ended March 31, 2015, we sold certain patents and recorded gains on sales of patents of approximately $2 million.

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

Amortization of intangibles for the three months ended March 31, 2015 increased $2 million, or 9 percent, compared to the same period of 2014. The year-over-year increase in amortization of intangibles from 2014 to 2015 was primarily driven by incremental amortization of intangible assets related to BrightRoll, which we acquired in the fourth quarter of 2014, partially offset by a decline in expense for fully amortized assets.

Amortization of intangibles represented approximately 2 percent of GAAP revenue for the three months ended March 31, 2015, compared to 1 percent for the three months ended March 31, 2014.

Restructuring Charges, Net

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2015
Employee severance pay and related costs	$3,591	$44,000
Non-cancelable lease, contract termination, and other charges	6,532	8,617
Reversals of previous charges	(636)	(3,231)
Non-cash accelerations of stock-based compensation expense	—	2,705
Other non-cash credits	—	(859)

Restructuring charges, net	$9,487	$51,232

We have implemented various restructuring plans to reduce our cost structure, align resources with our product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers. For the three months ended March 31, 2014, we recorded expense of $5 million and $4 million related to Americas and EMEA segments, respectively. For the three months ended March 31, 2015, we recorded expense of $41 million, $7 million, and $3 million related to Americas, EMEA, and Asia Pacific segments, respectively. The amounts recorded during the three months ended March 31, 2015 were primarily related to severance and other related costs pursuant to a restructuring plan that we initiated in 2015.

The $97 million restructuring liability as of March 31, 2015 consisted of $34 million for employee severance pay expenses, which we expect to pay out by the end of the third quarter of 2015, and $63 million relating to non-cancelable lease costs, which we expect to pay over the terms of the related obligations through the first quarter of 2019, less estimated sublease income.

See Note 14 — “Restructuring Charges, Net” in the Notes to our condensed consolidated financial statements for additional information.

Other Expense, Net

Other expense, net was as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2015
Interest, dividend and investment income	$5,437	$8,845
Interest expense	(17,081)	(17,570)
Loss on Hortonworks warrants	—	(11,909)
Other expense, net	(1,809)	(10,429)

Total other expense, net	$(13,453)	$(31,063)

Interest, dividend and investment income increased $3 million primarily due to an increase in interest income.

Interest expense was approximately flat for the three months ended March 31, 2015, compared to the same period of 2014. Interest expense is primarily related to the accreted non-cash interest expense related to the 0.00% Convertible Senior Notes due 2018 (“Notes”) we issued in November 2013.

During the three months ended March 31, 2015, we recorded a loss of $12 million due to the decline in fair value of the Hortonworks warrants, which was included within other expense, net in the condensed consolidated statements of income.

Other expense, net increased $9 million for the three months ended March 31, 2015, compared to the same period of 2014, primarily due to unrealized foreign exchange currency transaction losses partially offset by foreign exchange gains from hedging activities.

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

The effective tax rate reported for the three months ended March 31, 2015 was 35 percent compared to 25 percent for the same period in 2014. The rate in the period ended March 31, 2015 was equal to the U.S. federal statutory tax rate after an increase for non-deductible stock-based compensation expense and non-deductible acquisition-related costs, which was fully offset by foreign tax credits available for use. The rate in the period ended March 31, 2014 was lower than the U.S. federal statutory rate primarily due to the reductions of tax reserves that was recorded as tax audit issues were favorably settled.

As of March 31, 2015, we do not anticipate repatriating our undistributed foreign earnings of approximately $3.0 billion. Those earnings are principally related to our equity method investment in Yahoo Japan. If those earnings were to be repatriated in the future, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Our gross amount of unrecognized tax benefits as of March 31, 2015 was $1,019 million, of which $966 million is recorded on our condensed consolidated balance sheets. The gross unrecognized tax benefits as of March 31, 2015 decreased by $4 million from the recorded balance as of December 31, 2014.

We are in various stages of examination and appeal in connection with our taxes both in the U.S. and in foreign jurisdictions. Those audits generally span tax years 2005 through 2013. As of March 31, 2015, our 2011 and 2012 U.S. federal income tax returns are currently under examination. We have protested the proposed California Franchise Tax Board’s adjustments to the 2005 through 2008 returns, but no conclusions have been reached to date. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions related to multinational income tax issues are expected to be resolved in the foreseeable future. As a result, it is reasonably possible that our unrecognized tax benefits could be reduced by up to approximately $154 million in the next twelve months. We believe that we have adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

As of March 31, 2015, we have satisfied the $3.3 billion income tax liability related to the sale by Yahoo! Hong Kong Holdings Limited, our wholly-owned subsidiary, of Alibaba Group ADSs in the Alibaba Group IPO on September 24, 2014. As of March 31, 2015, we accrued deferred tax liabilities of $12.9 billion associated with the Alibaba Group shares that we retained. Such deferred tax liabilities will be subject to periodic adjustments due to changes in the fair value of the Alibaba Group shares.

We may have additional tax liabilities in China related to the sale to Alibaba Group of 523 million Alibaba Group shares that took place during the year ended December 31, 2012 and related to the sale of 140 million Alibaba Group ADSs sold in the Alibaba Group IPO that took place during the year ended December 31, 2014. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S. through the use of foreign tax credits with respect to the sale in 2012. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S. with respect to the sale in 2014 through the use of foreign tax credits to the extent there is sufficient foreign source income.

Tax authorities from the Brazilian State of Sao Paulo have assessed certain indirect taxes against our Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment is for calendar years 2008 through 2011 and, translated into U.S. dollars as of March 31, 2015, totals approximately $105 million. We currently believe the assessment is without merit. We believe the risk of loss is remote and have not recorded an accrual for the assessment.

Earnings in Equity Interests

Earnings in equity interests for the three months ended March 31, 2015 was $100 million compared to $301 million for the same period in 2014. The decrease for the three months ended March 31, 2015 was due primarily to Alibaba Group. Following the Alibaba Group IPO in September 2014, we no longer use the equity method to record our proportionate share of Alibaba Group’s financial results in our condensed consolidated financial statements. Since we no longer use the equity method to account for our interest in Alibaba Group, our earnings in equity interests and net income will also be materially lower in future periods. See Note 8 — “Investments in Equity Interests Accounted for Using the Equity Method of Accounting” in the Notes to our condensed consolidated financial statements for additional information. We record earnings in equity interests one quarter in arrears.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our condensed consolidated financial statements. Noncontrolling interests recorded in the three months ended March 31, 2014 and 2015 were related to the Yahoo!7 venture in Australia and New Zealand.

Liquidity and Capital Resources

	December 31, 2014	March 31, 2015
	(Dollars in thousands)
Cash and cash equivalents	$2,664,098	$1,174,657
Short-term marketable securities	5,327,412	4,109,789
Long-term marketable securities	2,230,892	1,618,544

Total cash, cash equivalents, and marketable securities	$10,222,402	$6,902,990

Percentage of total assets	16%	14%

	Three Months Ended March 31,
Cash Flow Highlights	2014	2015
	(In thousands)
Net cash provided by (used in) operating activities	$139,061	$(2,937,471)
Net cash (used in) provided by investing activities	$(577,779)	$1,697,585
Net cash used in financing activities	$(439,541)	$(232,111)

Our operating activities for the three months ended March 31, 2015 did not generate positive cash flow as we satisfied the $3.3 billion income tax liability related to the sale of Alibaba Group ADSs in September 2014.

As of March 31, 2015, we had cash, cash equivalents, and marketable securities (excluding Alibaba Group and Hortonworks equity securities) totaling $6.9 billion compared to $10.2 billion at December 31, 2014. During the three months ended March 31, 2015, we repurchased 4 million shares of our outstanding common stock for $204 million and we settled the $3.3 billion income tax liability related to the sale of Alibaba Group ADSs in September 2014.

Our foreign subsidiaries held $501 million of our total $6.9 billion of cash and cash equivalents and marketable securities (excluding Alibaba Group and Hortonworks equity securities) as of March 31, 2015. The cumulative earnings remaining in our consolidated foreign subsidiaries, if repatriated to the U.S., under current law, would be subject to U.S. income taxes with an adjustment for foreign tax credits. For the earnings that are considered indefinitely reinvested outside the U.S, principally related to our equity method investment in Yahoo Japan, we do not anticipate a need to repatriate these earnings for use in our U.S. operations.

We have a credit agreement with Citibank, N.A., as Administrative Agent (as amended, the “Credit Agreement) that provides for a $750 million unsecured revolving credit facility, subject to increase by up to $250 million in accordance with its terms. The Credit Agreement terminates on October 8, 2015, unless extended by the parties. As of March 31, 2015, we were in compliance with the financial covenants in the Credit Agreement and no amounts were outstanding.

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

We use cash generated by operations as our primary source of liquidity and believe that existing cash, cash equivalents, and investments in marketable securities, together with any cash generated from operations, and borrowings under the Credit Agreement, will be sufficient to meet normal operating requirements and capital expenditures for the next twelve months.

Cash Flow Changes

Net cash used in operating activities. For the three months ended March 31, 2015, operating activities used $2,937 million in cash due to satisfying the $3.3 billion income tax liability related to the sales of Alibaba Group ADSs in September 2014. Net income for the three months ended March 31, 2015 was $22 million, which was adjusted for the following increases related to non-cash items: depreciation, amortization of intangibles and accretion of Notes discount of $167 million, stock-based compensation expense of $118 million, loss from sales of investments, assets, and other, net of $34 million, tax benefits from stock-based awards of $33 million, deferred income taxes of $17 million, and loss from Hortonworks warrants of $12 million, offset by reductions for non-cash items including: earnings in equity interests of $100 million, excess tax benefits from stock-based awards of $37 million, and gains on sale of patents of $2 million. Additionally, we had sources of cash from working capital of $210 million, offset by uses of cash from working capital of $3,412 million, which included the reduction of the income tax liability related to the sale of Alibaba Group shares in September 2014, as noted above.

For the three months ended March 31, 2014, operating activities provided $139 million in cash. Net income for the three months ended March 31, 2014 was $314 million, which was adjusted for the following increases related to non-cash items: depreciation, amortization of intangibles and accretion of Notes discount of $172 million, stock-based compensation expense of $109 million, tax benefits from stock-based awards of $58 million, deferred income taxes of $14 million, and loss from sales of investments, assets, and other, net of $4 million, offset by reductions for non-cash items including: earnings in equity interests of $301 million and excess tax benefits from stock-based awards of $60 million. Additionally, we had sources of cash from working capital of $118 million, offset by uses of cash from working capital of $289 million.

Net cash provided by investing activities.  In the three months ended March 31, 2015, the $1,698 million provided by investing activities was due to proceeds from sales and maturities of marketable securities, net of purchases, of $1,819 million, $20 million proceeds from the sale of patents, and $17 million in net proceeds from settlement of derivative hedge contracts, partially offset by $135 million used for capital expenditures, and $23 million used for acquisitions.

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

Net cash used in financing activities. In the three months ended March 31, 2015, the $232 million used in financing activities was due to $204 million used for the repurchase of 4 million shares of common stock at an average price of $47.65 per share and $102 million used for tax withholding payments related to net share settlements of restricted stock units and other activities. This was partially offset by $36 million in cash proceeds received from employee stock option exercises and employee stock purchases made through our employee stock purchase plan, and an excess tax benefit from stock-based awards of $37 million.

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

Stock Repurchases

In March 2015, the Board approved an additional share repurchase program of $2 billion (the “March 2015 Program”), which will expire in March 2018. The amount of shares of common stock authorized to be repurchased under the March 2015 Program is in addition to the amount of shares of common stock remaining available for repurchase under the November 2013 program. Repurchases under the March 2015 and the November 2013 Programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan.

During the three months ended March 31, 2015, we repurchased approximately 4 million shares of our common stock at an average price of $47.65 per share for a total of $204 million. The following table provides the remaining authorization and repurchases by program:

	November 2013 Program	March 2015 Program	Total
	(dollars in millions)
January 1, 2015	$930	$—	$930
Authorized Share Repurchase amount under March 2015 Program	—	2,000	2,000
Total repurchases in the first quarter	(204)	—	(204)

March 31, 2015	$726	$2,000	$2,726

Capital Expenditures, Net

Capital expenditures are generally comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, real estate, and capitalized software and labor for internal use software projects. Capital expenditures, net, were $135 million for the three months ended March 31, 2015 compared to $85 million in the same period of 2014. The increase in capital expenditures was primarily due to incremental investment in hardware to support Company initiatives, facilities expansions and improvements, partially offset by a decline in capitalizable software projects.

We expect capital expenditures, net to increase in 2015 from the amount recorded in 2014 as a result of increased investment activities.

Contractual Obligations and Commitments

The following table presents certain payments due under contractual obligations with minimum commitments as of March 31, 2015 (dollars in millions):

	Payments Due by Period
	Total	Due in 2015	Due in 2016-2017	Due in 2018-2019	Thereafter
Convertible notes(1)	$1,438	$—	$—	$1,438	$—
Operating lease obligations(2)	541	104	190	105	142
Capital lease obligation	53	14	25	14	—
Affiliate commitments(3)	1,962	380	801	750	31
Non-cancelable obligations(4)	202	92	97	13	—
Intellectual property rights(5)	20	5	9	2	4
Uncertain tax positions, including interest and penalties(6)	1,119	3	—	—	1,116

Total contractual obligations	$5,335	$598	$1,122	$2,322	$1,293

(1)

During the year end December 31, 2013, we completed an offering of the Notes, which are due in 2018. The amount above represents the principal balance to be repaid. See Note 11—“Convertible Notes” in the Notes to our condensed consolidated financial statements for additional information.

(2)

We have entered into various non-cancelable operating lease agreements for our offices throughout the Americas, EMEA, and Asia Pacific regions with original lease periods up to 12 years, expiring between 2015 and 2025. See Note 12—“Commitments and Contingencies” in the Notes to our condensed consolidated financial statements for additional information.

(3)	We are obligated to make minimum payments under contracts to provide sponsored search and/or display advertising services to our Affiliates or to be the default search provider, which represent TAC.

(4)	We are obligated to make payments under various arrangements with vendors and other business partners, principally for marketing, bandwidth, and content arrangements.

(5)	We are committed to make certain payments under various intellectual property arrangements.

(6)

As of March 31, 2015, unrecognized tax benefits and potential interest and penalties resulted in accrued liabilities of $1,119 million, classified as other accrued expenses and current liabilities and deferred and other long-term tax liabilities, net on our consolidated balance sheets. It is difficult to determine when the examinations will be settled or their final outcomes. See Note 15 — “Income Taxes” in the Notes to our condensed consolidated financial statements for additional information.

Other Commitments and Off-Balance Sheet Arrangements.   In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, joint ventures and business partners, purchasers of assets or subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us, services to be provided by us, intellectual property infringement claims made by third parties or, with respect to the sale, lease, or assignment of assets or the sale of a subsidiary, matters related to our conduct of the business and tax matters prior to the sale, lease, or assignment of assets. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our current and former directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any material liabilities related to such indemnification obligations in our condensed consolidated financial statements.

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had such relationships. In addition, we identified no variable interests currently held in entities for which we are the primary beneficiary. In addition, as of March 31, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In November 2013, we issued $1.4375 billion of the Notes. We carry the Notes at face value less unamortized discount on our condensed consolidated balance sheets. The fair value of the Notes changes when the market price of our stock fluctuates.

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in a $31 million and $35 million decrease in the fair value of our available-for-sale debt securities as of December 31, 2014 and March 31, 2015, respectively.

Foreign Currency Exposure

The objective of our foreign exchange risk management program is to identify material foreign currency exposures and identify methods to manage these exposures to minimize the potential effects of currency fluctuations on our reported condensed consolidated cash flows and results of operations. All counterparties to our derivative contracts are major financial institutions. See Note 9 — “Foreign Currency Derivative Financial Instruments” in the Notes to our condensed consolidated financial statements for additional information on our hedging programs.

We transact business in various foreign currencies and have international revenue, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates.

We had net realized and unrealized foreign currency transaction losses of $2 million and $11 million for the three months ended March 31, 2014 and 2015, respectively, which include the impact of balance sheet hedging and remeasurements of foreign denominated assets and liabilities on the balance sheets of the Company and our subsidiaries.

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

A Value-at-Risk (“VaR”) sensitivity analysis was performed on all of our foreign currency derivative positions to assess the potential impact of fluctuations in exchange rates. The VaR model uses a Monte Carlo simulation to generate thousands of random price paths assuming normal market conditions. The VaR is the maximum expected one day loss in fair value, for a given statistical confidence level, to our foreign currency derivative positions due to adverse movements in rates. The VaR model is used as a risk management tool and is not intended to represent either actual or forecasted losses. Based on the results of the model using a 99 percent confidence interval, we estimate the maximum one-day loss in the net investment hedge portfolio was $15 million and $22 million, respectively, at March 31, 2015 and December 31, 2014. The maximum one-day loss in the cash flow hedge portfolio was $2 million and $3 million, respectively, at March 31, 2015 and December 31, 2014. The maximum one-day loss in the balance sheet hedge portfolio was $4 million and $2 million, respectively, at March 31, 2015 and December 31, 2014. Actual future gains and losses associated with our derivative positions may differ materially from the sensitivity analysis performed as of March 31, 2015 due to the inherent limitations associated with predicting the timing and amount of changes in foreign currency exchange rates and our actual exposures and positions. In addition, the VaR sensitivity analysis may not reflect the complex market reactions that may arise from the market shifts modeled within this VaR sensitivity analysis.

Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three months ended March 31, 2014, revenue ex-TAC for the Americas segment for the three months ended March 31, 2015 would have been higher than we reported by $2 million; revenue ex-TAC for the EMEA segment would have been higher than we reported by $7 million; and revenue ex-TAC for the Asia Pacific segment would have been higher than we reported by $11 million. Using the foreign currency exchange rates from the three months ended March 31, 2014, direct costs for the Americas segment for the three months ended March 31, 2015 would have been higher than we reported by $1 million; direct costs for the EMEA segment would have been higher than we reported by $2 million; and direct costs for the Asia Pacific segment would have been higher than we reported by $3 million.

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

Our cash and marketable securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of December 31, 2014, net unrealized losses on these investments were $5 million. As of March 31, 2015, net unrealized gains on these investments were not material.

A sensitivity analysis was performed on our marketable equity security portfolio to assess the potential impact of fluctuations in stock price. Hypothetical declines in stock price of ten percent, twenty percent, and thirty percent were selected based on potential near-term changes in the stock price that could have an adverse effect on our marketable equity security portfolio. As of March 31, 2015 and December 31, 2014, the fair value of our marketable equity security portfolio was approximately $32 billion and $40 billion, respectively. As of March 31, 2015, declines in stock prices of ten percent, twenty percent and thirty percent would have resulted in a $3 billion, $6 billion and $10 billion decline, respectively, in the total value of our marketable equity security portfolio.

We performed a separate sensitivity analysis on our Hortonworks warrants for which we estimate fair value using the Black-Scholes model. We have held all other inputs constant and determined the impact of hypothetical declines in stock price of ten percent, twenty percent, and thirty percent, based on potential near-term changes in the stock price that could have an adverse effect on the fair value of the warrants and result in a loss recorded to the consolidated statements of income. As of March 31, 2015 and December 31, 2014, the fair value of the Hortonworks warrants was approximately $86 million and $98 million, respectively. As of March 31, 2015, declines in stock prices of ten percent, twenty percent and thirty percent would have resulted in a $9 million, $18 million and $26 million decline, respectively, in the total value of the Hortonworks warrants.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material legal proceedings, see the section captioned “Legal Contingencies” included in Note 12 — “Commitments and Contingencies” in the Notes to our condensed consolidated financial statements, which is incorporated by reference herein.

Item 1A. Risk Factors

We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on February 27, 2015 (“2014 Annual Report”), as set forth below. Other than changes to our risk factor discussing risks associated with our Search Agreement with Microsoft, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in our 2014 Annual Report.

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

For the three months ended March 31, 2015, 81 percent of our total revenue came from search and display advertising. Our ability to retain and grow search and display revenue depends upon:

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

The number of people who access the Internet through mobile devices rather than a PC, including mobile telephones, smartphones and tablets, is increasing and will likely continue to increase dramatically. More than 600 million of our monthly users are now joining us (including Tumblr) on mobile devices. In addition, search queries are increasingly being undertaken through mobile devices. As a result, our ability to grow advertising revenue is increasingly dependent on our ability to generate revenue from ads displayed on mobile devices.

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

We plan to continue to manage costs to better and more efficiently manage our business. However, our operating expenses might increase as we expand our operations in areas of desired growth, continue to develop and extend the Yahoo brand, fund product development, build or expand data centers, acquire additional office space, and acquire and integrate complementary businesses and technologies. If our expenses increase at a greater pace than our revenue, or if we fail to effectively manage costs, our profitability will decline.

If we are unable to provide innovative search experiences and other products and services that generate significant traffic to our Websites, our business could be harmed, causing our revenue to decline.

Internet search is characterized by rapidly changing technology, significant competition, evolving industry standards, and frequent product and service enhancements. Although we use Microsoft’s paid search platform, we still need to continue to invest and innovate to improve our users’ search experience to continue to attract, retain, and expand our user base and paid search advertiser base. We also need to continue to invest in and innovate on the mobile search experience. Pursuant to the Search Agreement with Microsoft, we are also dependent on Microsoft to continue to invest and innovate to maintain and improve its algorithmic and paid search services.

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

Under our Search Agreement with Microsoft, Microsoft was the exclusive provider of algorithmic and paid search services for Yahoo Properties and Affiliate sites on personal computers and the non-exclusive provider of such services on mobile devices. As of April 15, 2015, Microsoft became the non-exclusive provider of such services on all devices. Commencing on May 1, 2015, the Company has agreed to request paid search results from Microsoft for 51 percent of its search queries originating from personal computers accessing Yahoo Properties and its Affiliate sites (the “Volume Commitment”) and will display only Microsoft’s paid search results on such search result pages. Approximately 39 percent and 35 percent of our revenue for the three months ended March 31, 2015, and the year ended December 31 2014, respectively, were attributable to the Search Agreement. Our business and operating results would be adversely affected by a significant decline in or loss of this revenue.

Pursuant to the Search Agreement with Microsoft, to maintain and grow a substantial portion of our search revenue, we are dependent on Microsoft continuing to invest and innovate to maintain and improve its algorithmic and paid search services and to be competitive with other search providers. If Microsoft fails to do this, our revenue and profitability could decline and our ability to maintain and expand our relationships with Affiliates for search and paid search advertising could be negatively impacted. Further, our competitors may continue to increase revenue, profitability, and market share at a higher rate than we do.

The term of the Search Agreement is 10 years from its commencement date, February 23, 2010, subject to earlier termination as provided in the Search Agreement. On or after October 1, 2015, either the Company or Microsoft may terminate the Search Agreement by delivering a written notice of termination to the other party. The Search Agreement will remain in effect for four months from the date of a termination notice to provide for a transition period. If Microsoft terminated the Search Agreement and the Company was unable to rely on its own services or to find an alternate provider of algorithmic and paid search services, the termination could have an adverse impact on our business, revenue and operating results.

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

Our future success depends in part on our ability to aggregate compelling content and deliver that content through our online properties. We license from third parties much of the content and services on our online properties, such as news, stock quotes, sports and weather data, video, maps and photos. In addition, our users also contribute content to us. We believe that users will increasingly demand high-quality content and services. We may need to make substantial payments to third parties from whom we license or acquire such content or services. Our ability to maintain and build relationships with such third-party providers is critical to our success. In addition, as users increasingly access the Internet via mobile and other alternative devices, we may need to enter into amended agreements with existing third-party providers to cover new devices. We may be unable to enter into new, or preserve existing, relationships with the third-parties whose content or services we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our third-party providers may increase the prices at which they offer their content and services to us, stop offering their content or services to us, or offer their content and services on terms that are not agreeable to us. An increase in the prices charged to us by third-party providers could harm our operating results and financial condition. Further, because many of our licenses for our content and services with third parties are non-exclusive, other media providers may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo from other businesses. If we are unable to license or acquire compelling content at reasonable cost, if other companies distribute content or services that are similar to or the same as that provided by us, if we do not develop or commission compelling editorial content (including personalized content), or if we do not receive compelling content from our users, the number of users of our services may not grow as anticipated, or may decline, or users’ level of engagement with our services may decline, all or any of which could harm our operating results.

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

On May 15, 2013, the Superior Court of Justice for the Federal District of Mexico reversed a judgment of U.S. $2.75 billion that had been entered against us and our subsidiary, Yahoo! Mexico, in a lawsuit brought by plaintiffs Worldwide Directories S.A. de C.V. and Ideas Interactivas, S.A. de C.V. On January 14, 2015, the plaintiffs’ appeal of that decision was denied. On February 16, 2015, the plaintiffs filed a petition for review by the Supreme Court of Mexico, where review is limited to constitutional questions under Mexican law. The plaintiffs’ petition was denied. Plaintiffs are seeking to reverse the denial through further review by the Supreme Court of Mexico. We believe there is no basis to reverse the denial in the matter; however, we cannot assure the ultimate outcome of the matter. If we are ultimately required to pay all or a significant portion of the judgment, together with any potential additional damages, interests and costs, it would have a material adverse effect on our financial condition, results of operations and cash flows. We will also be required to record an accrual for the judgment if we should determine in the future that it is probable that we will be required to pay the judgment.

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

We use derivative instruments, such as foreign currency forward contracts and options, to partially offset certain exposures to fluctuations in foreign currency exchange rates. The use of such instruments may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign currency exchange rates. Any losses on these instruments that we experience may adversely impact our financial results, cash flows and financial condition. Further, we hedge a portion of our net investment in Yahoo Japan Corporation (“Yahoo Japan”) with currency forward contracts and option contracts. If the Japanese yen has appreciated at maturity beyond the contract execution rate, we would be required to settle the contract by making a cash payment which could be material and could adversely impact our cash flows and financial condition. See Part I, Item 3 — “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report.

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

We earn a material amount of our income from outside the U.S. As of March 31, 2015, we had undistributed foreign earnings of approximately $3 billion, principally related to our equity method investment in Yahoo Japan. While we do not currently anticipate repatriating these earnings, any repatriation of funds in foreign jurisdictions to the U.S. could result in higher effective tax rates for us and subject us to significant additional U.S. income tax liabilities.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended March 31, 2015, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $42.50 to $50.23 per share and the closing sale price on April 30, 2015 was $42.57 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results or announcements of technological innovations, significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; general economic conditions; and the operating performance and market valuation of Alibaba Group and Yahoo Japan in which we have investments. The equity valuation of our investment in Yahoo Japan may be impacted due to fluctuations in foreign currency exchange rates. We present our investment in Alibaba Group on our consolidated balance sheet as an available-for-sale marketable security. Consequently, the carrying value of this investment on our consolidated balance sheet will vary over time and fluctuations in its valuation may cause our stock price to fluctuate.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended March 31, 2015 was as follows:

Period	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (in 000s) (*)
January 1 — January 31, 2015	2,333,945	$51.04	2,333,945	$810,764
February 1 — February 28, 2015	—	$—	—	$810,764
March 1 — March 31, 2015	1,942,232	$43.59	1,942,232	$2,726,112

Total	4,276,177	$47.65	4,276,177

(*)

The share repurchases in the three months ended March 31, 2015 were made under our stock repurchase program announced in November 2013 (the “November 2013 Program”) pursuant to which our Board of Directors authorized a stock repurchase program with an authorized level of $5 billion. The November 2013 Program, according to its terms, will expire in December 2016. In March 2015, the Board approved an additional share repurchase program of $2 billion (the “March 2015 Program”), which will expire in March 2018. The amount of shares of common stock authorized to be repurchased under the March 2015 Program is in addition to the November 2013 Program. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.Exhibits

The exhibits listed in the Index to Exhibits (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YAHOO! INC.

Dated: May 7, 2015	By:	/s/ MARISSA A. MAYER
Marissa A. Mayer Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2015	By:	/s/ KEN GOLDMAN
Ken Goldman Chief Financial Officer (Principal Financial Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

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

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 27, 2014 and incorporated herein by reference).

10.10(B)+*	Yahoo! Inc. Executive Incentive Plan for 2015.

10.13(N)*†	Tenth Amendment to Search and Advertising Services and Sales Agreement, effective as of March 23, 2015, by and between the Registrant and Microsoft Corporation.

10.13(O)*†	Eleventh Amendment to Search and Advertising Services and Sales Agreement, effective as of April 15, 2015, by and between the Registrant and Microsoft Corporation.

10.15(M)+*	Restricted Stock Unit Award Agreement, including the Notice of Grant, dated March 6, 2015, between the Registrant and Marissa A. Mayer.

10.15(N)+*	Performance Restricted Stock Unit Award Agreement, including the Notice of Grant, dated March 6, 2015, between the Registrant and Marissa A. Mayer.

10.15(O)+*	Letter Amendment, dated April 17, 2015, to Performance Stock Option Agreement (Retention Grant), between the Registrant and Marissa A. Mayer.

10.16(D)+*	Letter Amendment, dated April 17, 2015, to Performance Stock Option Agreement, between the Registrant and Ken Goldman.

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2015.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2015.

32**

Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2015.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

Exhibit Number	Description

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.