Form 10-Q
period 2015-06-30
YAHOO INC
filed 2015-08-07
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $0.001 par value	941,390,842

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

(unaudited)

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2014	2015
	(Unaudited, in thousands
	except par values)
ASSETS
Current assets:
Cash and cash equivalents	$ 2,664,098	$ 1,188,169
Short-term marketable securities	5,327,412	4,636,152
Accounts receivable, net	1,032,704	985,105
Prepaid expenses and other current assets	673,504	771,506

Total current assets	9,697,718	7,580,932
Long-term marketable securities	2,230,892	1,169,671
Property and equipment, net	1,487,684	1,524,539
Goodwill	5,152,570	5,146,579
Intangible assets, net	470,842	412,235
Other long-term assets and investments	554,616	475,497
Investment in Alibaba Group	39,867,789	31,555,927
Investments in equity interests	2,489,578	2,326,436

Total assets	$ 61,951,689	$ 50,191,816

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$ 238,018	$ 301,433
Income taxes payable related to sale of Alibaba Group ADSs	3,282,293	-
Other accrued expenses and current liabilities	665,828	903,005
Deferred revenue	336,963	202,246

Total current liabilities	4,523,102	1,406,684
Convertible notes	1,170,423	1,201,540
Long-term deferred revenue	20,774	23,442
Other long-term liabilities	143,095	126,138
Deferred tax liabilities related to investment in Alibaba Group	16,154,906	12,768,155
Deferred and other long-term tax liabilities	1,153,797	1,102,007

Total liabilities	23,166,097	16,627,966

Commitments and contingencies (Note 12)
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 949,771 shares issued and 936,838 shares outstanding as of December 31, 2014 and 956,999 shares issued and 939,850 shares outstanding as of June 30, 2015	945	953
Additional paid-in capital	8,496,683	8,633,143
Treasury stock at cost, 12,933 shares as of December 31, 2014 and 17,149 shares as of June 30, 2015	(712,455)	(913,515)
Retained earnings	8,937,036	8,936,682
Accumulated other comprehensive income	22,019,628	16,875,339

Total Yahoo! Inc. stockholders’ equity	38,741,837	33,532,602
Noncontrolling interests	43,755	31,248

Total equity	38,785,592	33,563,850

Total liabilities and equity	$ 61,951,689	$ 50,191,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2015	2014	2015
	(Unaudited, in thousands
	except per share amounts)
Revenue	$ 1,084,191	$ 1,243,265	$ 2,216,921	$ 2,469,235

Operating expenses:
Cost of revenue — traffic acquisition costs	43,826	200,230	89,735	383,369
Cost of revenue — other	295,786	295,932	589,389	581,195
Sales and marketing	253,198	274,304	555,523	549,661
Product development	291,778	306,428	560,042	633,175
General and administrative	154,881	180,595	319,504	354,108
Amortization of intangibles	15,164	19,982	33,504	40,055
Gains on sales of patents	(61,500)	(9,100)	(61,500)	(11,100)
Restructuring charges, net	52,621	19,688	62,108	70,920

Total operating expenses	1,045,754	1,288,059	2,148,305	2,601,383

Income (loss) from operations	38,437	(44,794)	68,616	(132,148)
Other expense, net	(13,589)	(11,741)	(27,042)	(42,804)

Income (loss) before income taxes and earnings in equity interests	24,848	(56,535)	41,574	(174,952)
Provision for income taxes	(8,143)	(58,495)	(12,360)	(17,595)
Earnings in equity interests, net of tax	255,852	95,841	557,254	195,531

Net income (loss)	272,557	(19,189)	586,468	2,984
Net income attributable to noncontrolling interests	(2,850)	(2,365)	(5,183)	(3,340)

Net income (loss) attributable to Yahoo! Inc.	$ 269,707	$ (21,554)	$ 581,285	$ (356)

Net income (loss) attributable to Yahoo! Inc. common stockholders per share — basic	$ 0.27	$ (0.02)	$ 0.58	$ (0.00)

Net income (loss) attributable to Yahoo! Inc. common stockholders per share — diluted	$ 0.26	$ (0.02)	$ 0.55	$ (0.00)

Shares used in per share calculation — basic	999,765	937,569	1,004,828	936,159

Shares used in per share calculation — diluted	1,014,692	937,569	1,023,056	936,159

Stock-based compensation expense by function:
Cost of revenue — other	$ 5,356	$ 7,200	$ 30,007	$ 13,209
Sales and marketing	31,233	39,978	81,907	78,099
Product development	39,507	50,762	53,434	98,983
General and administrative	26,349	27,190	46,278	50,535
Restructuring charges, net	-	-	-	2,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2015	2014	2015
	(Unaudited, in thousands)
Net income (loss)	$ 272,557	$ (19,189)	$ 586,468	$ 2,984

Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(3,238) and $149,980 for the three months ended June 30, 2014 and 2015, respectively, and $(4,136) and $3,388,114 for the six months ended June 30, 2014 and 2015, respectively	9,788	(212,465)	16,516	(4,926,084)
Reclassification adjustment for realized (gains) losses on available-for-sale securities included in net income, net of taxes of $65 and $49 for the three months ended June 30, 2014 and 2015, respectively, and $73 and $(2) for the six months ended June 30, 2014 and 2015, respectively	(109)	(81)	(121)	2

Net change in unrealized gains on available-for-sale securities, net of tax	9,679	(212,546)	16,395	(4,926,082)

Foreign currency translation adjustments (“CTA”):
Foreign CTA gains (losses), net of taxes of $9,608 and $(128) for the three months ended June 30, 2014 and 2015, respectively, and $2,422 and $454 for the six months ended June 30, 2014 and 2015, respectively	63,939	38,140	(82,918)	(233,102)
Net investment hedge CTA gains (losses), net of taxes of $7,130 and $(9,153) for the three months ended June 30, 2014 and 2015, respectively, and $15,562 and $(10,744) for the six months ended June 30, 2014 and 2015, respectively	(11,862)	15,404	(25,911)	18,038

Net foreign CTA losses, net of tax	52,077	53,544	(108,829)	(215,064)

Cash flow hedges:
Unrealized gains (losses) on cash flow hedges, net of taxes of $127 and $(1,065) for the three months ended June 30, 2014 and 2015, respectively, and $431 and $(689) for the six months ended June 30, 2014 and 2015, respectively	(1,383)	5,875	(1,889)	(5,281)
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $231 and $529 for the three months ended June 30, 2014 and 2015, respectively, and $504 and $718 for the six months ended June 30, 2014 and 2015, respectively	(285)	478	(739)	2,138

Net change in unrealized losses on cash flow hedges, net of tax	(1,668)	6,353	(2,628)	(3,143)

Other comprehensive income (loss)	60,088	(152,649)	(95,062)	(5,144,289)

Comprehensive income (loss)	332,645	(171,838)	491,406	(5,141,305)
Less: comprehensive income attributable to noncontrolling interests	(2,850)	(2,365)	(5,183)	(3,340)

Comprehensive income (loss) attributable to Yahoo! Inc.	$ 329,795	$ (174,203)	$ 486,223	$ (5,144,645)

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,	June 30,
	2014	2015
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 586,468	$ 2,984
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	239,631	236,694
Amortization of intangible assets	64,763	68,524
Accretion of convertible notes discount	29,526	31,117
Stock-based compensation expense	211,626	243,531
Non-cash restructuring reversals	(7,031)	(933)
Loss from sales of investments, assets, and other, net	18,667	44,847
Gains on sales of patents	(61,500)	(11,100)
Loss on Hortonworks warrants	-	6,460
Earnings in equity interests	(557,254)	(195,531)
Tax benefits (detriments) from stock-based awards	76,828	(3,617)
Excess tax benefits from stock-based awards	(79,100)	(1,850)
Deferred income taxes	14,185	(13,218)
Dividends received from equity investee	83,685	141,670
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	154,129	32,881
Prepaid expenses and other assets	13,592	(90,078)
Accounts payable	(10,075)	37,505
Accrued expenses and other liabilities	(202,142)	255,678
Incomes taxes payable related to sale of Alibaba Group ADSs	-	(3,282,293)
Deferred revenue	(79,523)	(132,790)

Net cash provided by (used in) operating activities	496,475	(2,629,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(192,013)	(290,363)
Purchases of marketable securities	(1,363,836)	(2,326,886)
Proceeds from sales of marketable securities	380,954	473,775
Proceeds from maturities of marketable securities	690,018	3,584,596
Acquisitions, net of cash acquired	(21,661)	(21,291)
Proceeds from sales of patents	1,500	20,000
Purchases of intangible assets	(2,174)	(4,611)
Proceeds from settlement of derivative hedge contracts	173,258	64,767
Payments for settlement of derivative hedge contracts	(4,616)	(3,882)
Payments for equity investments in privately held companies	(10,399)	-
Other investing activities, net	(640)	(153)

Net cash (used in) provided by investing activities	(349,609)	1,495,952

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	163,737	46,777
Repurchases of common stock	(1,168,206)	(203,771)
Excess tax benefits from stock-based awards	79,100	1,850
Tax withholdings related to net share settlements of restricted stock units	(159,581)	(149,960)
Distributions to noncontrolling interests	(22,344)	(15,847)
Other financing activities, net	(6,130)	(9,015)

Net cash used in financing activities	(1,113,424)	(329,966)

Effect of exchange rate changes on cash and cash equivalents	3,554	(12,396)
Net change in cash and cash equivalents	(963,004)	(1,475,929)
Cash and cash equivalents at beginning of period	2,077,590	2,664,098

Cash and cash equivalents at end of period	$ 1,114,586	$ 1,188,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1  The Company And Summary Of Significant Accounting Policies

The Company. Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo” or the “Company”), is a guide focused on informing, connecting, and entertaining its users. By creating highly personalized experiences for its users, the Company keeps people connected to what matters most to them, across devices and around the world. In turn, the Company creates value for advertisers by connecting them with the audiences that build their businesses. For advertisers, the opportunity to be a part of users’ digital habits across products and platforms is a powerful tool to engage audiences and build brand loyalty. Advertisers can build their businesses by advertising to targeted audiences on the Company’s online properties and services (“Yahoo Properties”) and through a distribution network of third-party entities (“Affiliates”) who integrate the Company’s advertising offerings into their websites or other offerings (“Affiliate sites”). The Company manages and measures its business geographically, principally in the Americas, EMEA (Europe, Middle East, and Africa) and Asia Pacific.

Basis of Presentation. The condensed consolidated financial statements include the accounts of Yahoo! Inc. and its majority-owned or otherwise controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the condensed consolidated balance sheets. The Company has included the results of operations of acquired companies from the date of the acquisition. Beginning in the three months ended March 31, 2015, the Company classifies editorial costs as cost of revenue — other rather than including such costs in sales and marketing expense. To conform to the current period presentation, the Company reclassified $25 million and $37 million, respectively, in certain website editorial costs previously included in sales and marketing expense to cost of revenue — other for the three and six months ended June 30, 2014. Also, beginning in the three months ended March 31, 2015, the Company classifies non-data center facilities-related costs within general and administrative expense. To conform to the current period presentation, the Company reclassified $12 million and $25 million, respectively, in facilities-related costs previously included in product development expense and $15 million and $30 million, respectively, previously included in sales and marketing expense to general and administrative expense for the three and six months ended June 30, 2014. During the six months ended June 30, 2015, the Company identified measurement period adjustments of $11 million to previous purchase accounting estimates for acquisitions, which were primarily related to the finalization of tax and other adjustments. These adjustments were immaterial and applied retrospectively to the acquisition dates. Accordingly, the Company’s consolidated balance sheet as of December 31, 2014 has been updated to reflect the effects of the measurement period adjustments.

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

Cost of revenue — TAC. TAC consists of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo Properties. TAC is either recorded as a reduction of revenue or as cost of revenue - TAC. TAC related to the Company’s Search and Advertising Sales Agreement (as amended, the “Search Agreement”) with Microsoft Corporation (“Microsoft”) is recorded as a reduction of revenue. See Note 17 — “Search Agreement With Microsoft Corporation” for a description of the Search Agreement and License Agreement with Microsoft. The Company also has an agreement to compensate a third party, Mozilla Corporation (“Mozilla”), to make the Company the default search provider on certain of Mozilla’s products in the United States. The Company records these payments as cost of revenue – TAC.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company plans to adopt this guidance on January 1, 2018. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

Note 2  Marketable Securities, Investments And Fair Value Disclosures

The following tables summarize the available-for-sale securities (in thousands):

	December 31, 2014
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$ 850,712	$ 82	$ (792)	$ 850,002
Corporate debt securities, commercial paper, time deposits, and bank certificates of deposit	6,711,683	612	(4,653)	6,707,642
Alibaba Group equity securities	2,713,484	37,154,305	-	39,867,789
Hortonworks equity securities	26,246	77,783	-	104,029
Other corporate equity securities	230	430	-	660

Total available-for-sale marketable securities	$ 10,302,355	$ 37,233,212	$ (5,445)	$ 47,530,122

	June 30, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$ 804,776	$ 378	$ (41)	$ 805,113
Corporate debt securities, commercial paper, time deposits, and bank certificates of deposit	5,002,096	721	(2,107)	5,000,710
Alibaba Group equity securities	2,713,484	28,842,443	-	31,555,927
Hortonworks equity securities	26,246	71,130	-	97,376
Other corporate equity securities	230	314	-	544

Total available-for-sale marketable securities	$ 8,546,832	$ 28,914,986	$ (2,148)	$ 37,459,670

	December 31,	June 30,
	2014	2015
Reported as:
Short-term marketable securities	$ 5,327,412	$ 4,636,152
Long-term marketable securities	2,230,892	1,169,671
Investment in Alibaba Group	39,867,789	31,555,927
Other long-term assets and investments	104,029	97,920

Total	$ 47,530,122	$ 37,459,670

Short-term, highly liquid investments of $2.0 billion and $518 million as of December 31, 2014 and June 30, 2015, respectively, included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were not material as the carrying value approximates estimated fair value because of the short maturity of those instruments. Realized gains and losses from sales of available-for-sale marketable debt securities were not material for both the three and six months ended June 30, 2014 and 2015.

The remaining contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31,	June 30,
	2014	2015
Due within one year	$ 5,327,412	$ 4,636,152
Due after one year through five years	2,230,892	1,169,671

Total available-for-sale marketable debt securities	$ 7,558,304	$ 5,805,823

The following tables show all available-for-sale marketable debt securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Government and agency securities	$744,948	$(792)	$-	$-	$744,948	$(792)
Corporate debt securities, commercial paper, and bank certificates of deposit	2,601,288	(4,646)	3,234	(7)	2,604,522	(4,653)

Total available-for-sale marketable debt securities	$3,346,236	$(5,438)	$3,234	$(7)	$3,349,470	$(5,445)

	June 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Government and agency securities	$133,333	$(41)	$-	$-	$133,333	$(41)
Corporate debt securities, commercial paper, and bank certificates of deposit	2,045,898	(2,107)	-	-	2,045,898	(2,107)

Total available-for-sale marketable debt securities	$2,179,231	$(2,148)	$-	$-	$2,179,231	$(2,148)

The Company’s investment portfolio includes equity securities of Alibaba Group Holding Limited (“Alibaba Group”) and Hortonworks, Inc. (“Hortonworks”), as well as liquid high-quality fixed income debt securities including government, agency and corporate debt, money market funds, and time deposits with financial institutions. The fair value of any debt or equity security will vary over time and is subject to a variety of market risks including: macro-economic, regulatory, industry, company performance, and systemic risks of the equity markets overall. Consequently, the carrying value of the Company’s investment portfolio will vary over time as the value of its investment changes. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Fixed income securities may have their fair value adversely impacted due to a deterioration of the credit quality of the issuer. The longer the term of the securities, the more susceptible they are to changes in market rates. Investments are reviewed periodically to identify possible other-than-temporary impairment. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of December 31, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total
Money market funds(1)	$373,822	$-	$-	$373,822
Available-for-sale marketable debt securities:
Government and agency securities(1)	-	850,002	-	850,002
Commercial paper and bank certificates of deposit(1)	-	3,602,321	-	3,602,321
Corporate debt securities(1)	-	3,327,017	-	3,327,017
Time deposits(1)	-	1,361,165	-	1,361,165
Available-for-sale equity securities:
Other corporate equity securities(2)	660	-	-	660
Alibaba Group equity securities	39,867,789	-	-	39,867,789
Hortonworks equity securities(2)	104,029	-	-	104,029
Hortonworks warrants	-	-	98,062	98,062
Foreign currency derivative contracts(3)	-	202,928	-	202,928

Financial assets at fair value	$40,346,300	$9,343,433	$98,062	$49,787,795
Liabilities
Foreign currency derivative contracts(3)	-	(6,157)	-	(6,157)

Total financial assets and liabilities at fair value	$40,346,300	$9,337,276	$98,062	$49,781,638

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of June 30, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total
Money market funds(1)	$ 403,419	$ -	$ -	$ 403,419
Available-for-sale marketable debt securities:
Government and agency securities(1)	-	805,113	-	805,113
Commercial paper and bank certificates of deposit(1)	-	1,982,018	-	1,982,018
Corporate debt securities(1)	-	3,059,041	-	3,059,041
Time deposits(1)	-	73,988	-	73,988
Available-for-sale equity securities:
Other corporate equity securities (2)	544	-	-	544
Alibaba Group equity securities	31,555,927	-	-	31,555,927
Hortonworks equity securities(2)	97,376	-	-	97,376
Hortonworks warrants	-	-	91,601	91,601
Foreign currency derivative contracts(3)	-	181,196	-	181,196

Financial assets at fair value	$32,057,266	$ 6,101,356	$ 91,601	$38,250,223
Liabilities
Foreign currency derivative contracts(3)	-	(9,278)	-	(9,278)

Total financial assets and liabilities at fair value	$32,057,266	$ 6,092,078	$ 91,601	$38,240,945

(1) The money market funds, government and agency securities, commercial paper and bank certificates of deposit, corporate debt securities, and time deposits are classified as part of either cash and cash equivalents or short or long-term marketable securities on the condensed consolidated balance sheets.

(2) The Hortonworks equity securities and other corporate equity securities are classified as part of other long-term assets and investments on the condensed consolidated balance sheets.

(3) Foreign currency derivative contracts are classified as part of either other current or noncurrent assets or liabilities on the condensed consolidated balance sheets. The notional amounts of the foreign currency derivative contracts were: $2.1 billion, including contracts designated as net investment hedges of $1.6 billion, as of December 31, 2014; and $2.3 billion, including contracts designated as net investment hedges of $1.8 billion, as of June 30, 2015.

The amount of cash and cash equivalents as of December 31, 2014 and June 30, 2015 included $702 million and $670 million, respectively, in cash.

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

Activity between Levels of the Fair Value Hierarchy

During the year ended December 31, 2014 and the six months ended June 30, 2015, the Company did not make any transfers between Level 1, Level 2, and Level 3 assets or liabilities.

Hortonworks Warrants

The estimated fair value of the Hortonworks warrants was $98 million and $92 million as of December 31, 2014 and June 30, 2015, respectively, which is included in other long-term assets and investments on our condensed consolidated balance sheets. During the three and six months ended June 30, 2015, the Company recorded a gain of $5 million and a loss of $6 million, respectively, due to the change in estimated fair value of the Hortonworks warrants during the respective periods, which was included within other expense, net in the Company’s condensed consolidated statements of operations. The fair value of the Company’s Level 3 financial asset was determined using a Black-Scholes model.

Assets and Liabilities at Fair Value on a Nonrecurring Basis

Convertible Senior Notes. In 2013, the Company issued $1.4375 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2018 (the “Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate estimated fair value of the Notes as of both December 31, 2014 and June 30, 2015 was $1.2 billion. The fair value of the Notes was determined on the basis of quoted market prices observable in the market and is considered Level 2 in the fair value hierarchy. See Note 11 — “Convertible Notes” for additional information related to the Notes.

Other Investments. As of December 31, 2014 and June 30, 2015, the Company held approximately $82 million and $83 million, respectively, of investments in equity securities of privately-held companies that are accounted for using the cost method. These investments are included within other long-term assets and investments on the condensed consolidated balance sheets. Such investments are reviewed periodically for impairment using fair value measurements.

Note 3 Consolidated Financial Statement Details

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31,	June 30,
	2014	2015
Unrealized gains on available-for-sale securities, net of tax	$ 22,084,960	$ 17,158,878
Unrealized gains (losses) on cash flow hedges, net of tax	1,856	(1,287)
Foreign currency translation, net of tax	(67,188)	(282,252)

Accumulated other comprehensive income	$ 22,019,628	$ 16,875,339

Noncontrolling Interests

Noncontrolling interests were as follows (in thousands):

	December 31,	June 30,
	2014	2015
Beginning noncontrolling interests	$ 55,688	$ 43,755
Distributions to noncontrolling interests	(22,344)	(15,847)
Net income attributable to noncontrolling interests	10,411	3,340

Ending noncontrolling interests	$ 43,755	$ 31,248

Other Expense, Net

Other expense, net was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2015	2014	2015
Interest, dividend and investment income	$ 5,596	$ 8,034	$ 11,033	$ 16,879
Interest expense	(17,088)	(17,558)	(34,169)	(35,128)
Gain (loss) on Hortonworks warrants	-	5,449	-	(6,460)
Other	(2,097)	(7,666)	(3,906)	(18,095)

Total other expense, net	$ (13,589)	$ (11,741)	$ (27,042)	$ (42,804)

Interest, dividend and investment income consists of income earned from cash and cash equivalents in bank accounts, and investments made in marketable debt securities.

Interest expense is related to the Notes, interest expense on notes payable related to building and capital lease obligations for data centers.

During the three and six months ended June 30, 2015, the Company recorded a gain of $5 million and a loss of $6 million, respectively, due to the change in estimated fair value of the Hortonworks warrants during the respective periods, which was included within other expense, net in the condensed consolidated statements of operations.

Other consists of gains and losses from sales or impairments of marketable securities and/or investments in privately-held companies, foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, and unrealized and realized foreign currency transaction gains and losses, including gains and losses related to balance sheet hedges. Other increased $6 million for the three months ended June 30, 2015, compared to the same period of 2014, primarily due to foreign exchange losses from hedging activities of $11 million offset by unrealized foreign exchange currency transaction gains of $8 million. Other increased $14 million for the six months ended June 30, 2015, compared to the same period of 2014, primarily due to unrealized foreign exchange currency transaction losses of $25 million partially offset by foreign exchange gains from hedging activities of $12 million.

Reclassifications Out of Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2014 and 2015 were as follows (in thousands):

Three Months Ended
	June 30, 2014	June 30, 2015
	Reclassified from	Reclassified from
	Accumulated	Accumulated
	Other	Other
	Comprehensive	Comprehensive	Affected Line Item in the
	Income	Income	Statement of Income
Realized (gains) losses on cash flow hedges, net of tax	$ (285)	$ 478	Revenue
Realized (gains) losses on available-for-sale securities, net of tax	(109)	(81)	Other income, net

Total reclassifications for the period	$ (394)	$ 397

Reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2014 and 2015 were as follows (in thousands):

Six Months Ended
	June 30,	June 30,
	2014	2015
	Reclassified from	Reclassified from
	Accumulated	Accumulated
	Other	Other
	Comprehensive	Comprehensive	Affected Line Item in the
	Income	Income	Statement of Income
Realized (gains) losses on cash flow hedges, net of tax	$ (739)	$ 2,138	Revenue
Realized (gains) losses on available-for-sale securities, net of tax	(121)	2	Other income, net

Total reclassifications for the period	$ (860)	$ 2,140

Note 4  Acquisitions and Dispositions

Transactions Completed in 2014. During the six months ended June 30, 2014, the Company acquired five companies, all of which were accounted for as business combinations. The total purchase price for these acquisitions was $23 million less cash acquired of $1 million, which resulted in a net cash outlay of $22 million. The purchase price for the assets and liabilities assumed was allocated based on their estimated fair values as follows: $9 million to amortizable intangibles; $1 million to net assumed assets; and the remainder of $13 million to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

Transactions Completed in 2015. During the six months ended June 30, 2015, the Company acquired one company which was accounted for as a business combination. The total purchase price for this acquisition was $23 million. The preliminary purchase price allocation of the assets acquired and liabilities assumed based on their estimated fair values was as follows: $5 million to amortizable intangibles; $2 million to net liabilities assumed; and the remainder of $20 million to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

The Company’s business combinations completed during the six months ended June 30, 2014 and 2015 did not have a material impact on the Company’s condensed consolidated financial statements and therefore actual and proforma disclosures have not been presented.

Patent Sale and License Agreement. During the three months ended June 30, 2014, the Company entered into a patent sale and license agreement for total cash consideration of $460 million. The total consideration was allocated based on the estimated relative fair value of each of the elements of the agreement: $61 million was allocated to the sale of patents (“Sold Patents”), $135 million to the license of existing patents (“Existing Patents”) and $264 million to the license of patents developed or acquired in the next five years (“Capture Period Patents”). The Company recorded $60 million as a gain on the Sold Patents during the three months ended June 30, 2014 and the remaining $1 million gain on the Sold Patents was recorded in the three months ended September 30, 2014 when the payment was due. The amounts allocated to the license of the Existing Patents are being recorded as revenue over the four-year payment period under the license when payments are due. The amounts allocated to the Capture Period Patents are being recorded as revenue over the five-year capture period. During the three and six months ended June 30, 2015, the Company recognized $22 million and $43 million, respectively, associated with the patent sale and license agreement.

During the three and six months ended June 30, 2015, the Company sold certain patents and recorded gains on sales of patents of approximately $9 million and $11 million, respectively, and during the three and six months ended June 30, 2014 the Company sold certain patents and recorded gains on sales of patents of approximately $62 million.

Note 5 Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2015 were as follows (in thousands):

	Americas(1)	EMEA(2)	Asia Pacific(3)	Total
Net balance as of January 1, 2015	$ 4,322,219	$ 532,469	$ 297,882	$ 5,152,570
Acquisitions	-	20,249	-	20,249
Foreign currency translation adjustments	(1,110)	(22,169)	(2,961)	(26,240)

Net balance as of June 30, 2015	$ 4,321,109	$ 530,549	$ 294,921	$ 5,146,579

(1)	Gross goodwill balance for the Americas segment was $4.3 billion as of June 30, 2015.

(2)	Gross goodwill balance for the EMEA segment was $1.2 billion as of June 30, 2015. The EMEA segment includes accumulated impairment losses of $630 million as of June 30, 2015.

(3)	Gross goodwill balance for the Asia Pacific segment was $454 million as of June 30, 2015. The Asia Pacific segment includes accumulated impairment losses of $159 million as of June 30, 2015.

Note 6 Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2014	June 30, 2015
	Net	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer, affiliate, and advertiser related relationships	$ 281,596	$ 363,500	$ (111,038)	$ 252,462
Developed technology and patents	122,674	202,354	(103,538)	98,816
Trade names, trademarks, and domain names	66,572	107,939	(46,982)	60,957

Total intangible assets, net	$ 470,842	$ 673,793	$ (261,558)	$ 412,235

(*)

Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, increased total intangible assets by approximately $18 million as of June 30, 2015.

For the three months ended June 30, 2014 and 2015, the Company recognized amortization expense for intangible assets of $30 million and $34 million, respectively, including $15 million and $14 million in cost of revenue — other for the three months ended June 30, 2014 and 2015, respectively. For the six months ended June 30, 2014 and 2015, the Company recognized amortization expense for intangible assets of $65 million and $68 million, respectively, including $31 million and $28 million in cost of revenue — other for the six months ended June 30, 2014 and 2015, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2015 and each of the succeeding years is as follows: six months ending December 31, 2015: $65 million; 2016: $108 million; 2017: $99 million; 2018: $80 million; 2019: $43 million; and cumulatively thereafter: $1 million.

Note 7  Basic And Diluted Net Income (Loss) Attributable To Yahoo! Inc. Common Stockholders Per Share

Basic and diluted net income (loss) attributable to Yahoo! Inc. common stockholders per share is computed using the weighted average number of common shares outstanding during the period, excluding net income attributable to participating securities (restricted stock units granted under the Directors’ Stock Plan (the “Directors’ Plan”)). Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the treasury stock method and consist of unvested restricted stock and shares underlying unvested restricted stock units, the incremental common shares issuable upon the exercise of stock options, and shares to be purchased under the 1996 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Company calculates potential tax windfalls and shortfalls by including the impact of pro forma deferred tax assets.

The Company takes into account the effect on consolidated net income (loss) per share of dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method.

Potentially dilutive securities representing approximately 7 million and 4 million shares of common stock for the three and six months ended June 30, 2014, respectively, and 1 million shares of common stock for both the three and six months ended June 30, 2015, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

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

The denominator for diluted net income (loss) per share does not include any effect from the note hedges. In future periods, the denominator for diluted net income (loss) per share will exclude any effect of the note hedges, if their effect would be anti-dilutive. In the event an actual conversion of any or all of the Notes occurs, the shares that would be delivered to the Company under the note hedges are designed to neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 11 — “Convertible Notes” for additional information.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015
Basic:
Numerator:
Net income (loss) attributable to Yahoo! Inc.	$ 269,707	$ (21,554)	$ 581,285	$ (356)
Less: Net income allocated to participating securities	(2)	-	(5)	-

Net income (loss) attributable to Yahoo! Inc. common stockholders — basic	$ 269,705	$ (21,554)	$ 581,280	$ (356)

Denominator:
Weighted average common shares	999,765	937,569	1,004,828	936,159

Net income (loss) attributable to Yahoo! Inc. common stockholders per share — basic	$ 0.27	$ (0.02)	$ 0.58	$ (0.00)

Diluted:
Numerator:
Net income (loss) attributable to Yahoo! Inc.	$ 269,707	$ (21,554)	$ 581,285	$ (356)
Less: Net income allocated to participating securities	(2)	-	(5)	-
Less: Effect of dilutive securities issued by equity investees	(9,421)	(1,125)	(21,786)	(2,319)

Net income (loss) attributable to Yahoo! Inc. common stockholders — diluted	$ 260,284	$ (22,679)	$ 559,494	$ (2,675)

Denominator:
Denominator for basic calculation	999,765	937,569	1,004,828	936,159
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock units	10,855	-	13,262	-
Stock options and employee stock purchase plan	4,072	-	4,966	-

Denominator for diluted calculation	1,014,692	937,569	1,023,056	936,159

Net income (loss) attributable to Yahoo! Inc. common stockholders per share — diluted	$ 0.26	$ (0.02)	$ 0.55	$ (0.00)

Note 8  Investments In Equity Interests Using The Equity Method Of Accounting

The following table summarizes the Company’s investments in equity interests using the equity method of accounting (dollars in thousands):

	December 31, 2014	Percent Ownership	June 30, 2015	Percent Ownership
Yahoo Japan	$ 2,482,660	35.5%	$ 2,319,586	35.5%
Other	6,918	20%	6,850	20%

Total	$ 2,489,578		$ 2,326,436

Equity Investment in Yahoo Japan

The investment in Yahoo Japan Corporation (“Yahoo Japan”) is accounted for using the equity method and the total investment, including net tangible assets, identifiable intangible assets, and goodwill, is classified as part of the investments in equity interests balance on the Company’s condensed consolidated balance sheets. The Company records its share of the results of Yahoo Japan, and any related amortization expense, one quarter in arrears within earnings in equity interests in the condensed consolidated statements of operations.

The Company makes adjustments to the earnings in equity interests line in the condensed consolidated statements of operations for any differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”) issued by the International Accounting Standards Board, the standards by which Yahoo Japan’s financial statements are prepared.

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $8 billion as of June 30, 2015.

During the three and six months ended June 30, 2014 and 2015, the Company received cash dividends from Yahoo Japan in the amount of $84 million and $142 million, net of withholding taxes, respectively, which were recorded as reductions to the Company’s investment in Yahoo Japan.

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

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015
(In thousands)
Operating data:
Revenue	$ 1,055,064	$ 987,417	$ 2,086,720	$ 1,928,658
Gross profit	$ 861,258	$ 790,966	$ 1,705,184	$ 1,541,950
Income from operations	$ 477,945	$ 438,166	$ 967,387	$ 863,219
Net income	$ 314,029	$ 274,721	$ 621,141	$ 561,514
Net income attributable to Yahoo Japan	$ 311,182	$ 274,129	$ 615,527	$ 558,975

	September 30, 2014	March 31, 2015
(In thousands)
Balance sheet data:
Current assets	$ 6,161,126	$ 6,303,704
Long-term assets	$ 1,908,379	$ 2,203,642
Current liabilities	$ 1,948,540	$ 2,014,409
Long-term liabilities	$ 35,418	$ 228,902
Noncontrolling interests	$ 66,998	$ 171,849

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $64 million and $55 million for the three months ended June 30, 2014 and 2015, respectively, and approximately $132 million and $115 million for the six months ended June 30, 2014 and 2015, respectively. The revenue from Yahoo Japan for the three and six months ended June 30, 2015 was impacted by unfavorable foreign exchange fluctuations. As of December 31, 2014 and June 30, 2015, the Company had net receivable balances from Yahoo Japan of approximately $47 million and $35 million, respectively.

Alibaba Group

Equity Investment in Alibaba Group. Prior to the closing of the initial public offering by Alibaba Group (“Alibaba Group IPO”) of American Depositary Shares (“ADSs”) in September 2014, the Company’s investment in Alibaba Group was accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, was classified as part of investments in equity interests on the Company’s consolidated balance sheets. Prior to the Alibaba Group IPO, the Company recorded its share of the results of Alibaba Group one quarter in arrears, within earnings in equity interests in the consolidated statements of operations, including any related tax impacts related to the earnings in equity interest.

See Note 2 — “Marketable Securities, Investments And Fair Value Disclosures” for additional information.

Technology and Intellectual Property License Agreement (the “TIPLA”). As a result of the Alibaba Group IPO, the TIPLA will terminate on September 18, 2015 and Alibaba Group’s obligation to make royalty payments under the TIPLA ceased on September 24, 2014. The remaining TIPLA deferred revenue of $60 million is now being recognized ratably over the remaining term of the TIPLA through September 18, 2015. For the three months ended June 30, 2014 and 2015, the Company recognized approximately $62 million and $69 million, respectively, and for the six months ended June 30, 2014 and 2015, the Company recognized approximately $132 million and $139 million, respectively, related to the TIPLA.

Spin-Off of Remaining Holdings in Alibaba Group. On January 27, 2015, Yahoo announced a plan for a spin-off of all of the Company’s remaining holdings in Alibaba Group into a newly formed independent registered investment company. The name selected for the new company is Aabaco Holdings, Inc. (“Aabaco”). The stock of Aabaco will be distributed pro rata to Yahoo stockholders, resulting in Aabaco becoming a separate publicly traded registered investment company. On July 17, 2015, Aabaco filed its initial Registration Statement on Form N-2 with the U.S. Securities and Exchange Commission (the “SEC”). Following the completion of the transaction, Aabaco will own all of Yahoo’s remaining 384 million Alibaba Group shares, and a 100 percent ownership interest in Aabaco Small Business, LLC, a newly formed entity which will own Yahoo Small Business, a current operating business of Yahoo that will also be transferred to Aabaco as part of the transaction.

The completion of the transaction is expected to occur in the fourth quarter of 2015. The transaction is subject to certain conditions, including final approval by the Company’s Board of Directors, receipt of a favorable ruling from the Internal Revenue Service regarding certain aspects of the transaction and a legal opinion with respect to the tax-free treatment of the transaction, under U.S. federal tax laws and regulations, the effectiveness of an applicable registration statement with the SEC and compliance with the requirements under the Investment Company Act of 1940, and other customary conditions. Each of the conditions may be waived, in whole or in part (to the extent permitted by law), by the Company in its sole discretion. The Company has reserved the right, in its sole and absolute discretion, to abandon or modify the terms of the transaction at any time prior to the distribution date, even if the conditions to the transaction have been satisfied.

The composition of Aabaco’s independent board of directors and management team, and other details of the transaction, including the distribution ratio, will be determined prior to the completion of the transaction.

Upon completion of the transaction, which is subject to the satisfaction or waiver of the conditions specified above, the Company’s consolidated financial position will be materially impacted as the Alibaba Group shares and related deferred tax liabilities will be removed from the Company’s consolidated balance sheet with a corresponding reduction of its stockholders’ equity balance. The Company would no longer hold any Alibaba Group shares and would no longer record changes in fair value within comprehensive income (loss).

Note 9    Foreign Currency Derivative Financial Instruments

The Company uses derivative financial instruments, primarily forward contracts and option contracts, to mitigate risk associated with adverse movements in foreign currency exchange rates.

The Company records all derivatives in the condensed consolidated balance sheets at fair value, with assets included in prepaid expenses and other current assets or other long-term assets, and liabilities included in accrued expenses and other current liabilities or other long-term liabilities. The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The effective portions of net investment hedges are recorded in other comprehensive income as a part of the cumulative translation adjustment. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income until the hedged item is recognized in revenue on the condensed consolidated statements of operations when the underlying hedged revenue is recognized. Any ineffective portions of net investment hedges and cash flow hedges are recorded in other income, net on the Company’s condensed consolidated statements of operations. For balance sheet hedges, changes in the fair value are recorded in other income, net on the Company’s condensed consolidated statements of operations.

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

Designated as Hedging Instruments

Net Investment Hedges. The Company hedges, on an after-tax basis, a portion of its net investment in Yahoo Japan with forward contracts and option contracts to reduce the risk that its investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. The total of the after-tax net investment hedge was less than the Yahoo Japan investment balance as of both December 31, 2014 and June 30, 2015. As such, the net investment hedge was considered to be effective.

Cash Flow Hedges.    The Company entered into foreign currency forward contracts designated as cash flow hedges of varying maturities through December 31, 2015. All of the forward contracts designated as cash flow hedges that were settled were reclassified to revenue during the three and six months ended June 30, 2014 and 2015, respectively. All current outstanding cash flow hedges are expected to be reclassified into revenue during 2015. For the three and six months ended June 30, 2014 and 2015, the amounts recorded in other income (expense), net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring was not material.

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

Notional amounts of the Company’s outstanding derivative contracts were as follows (in millions):

	December 31, 2014	June 30, 2015
Derivatives designated as hedging instruments:
Net investment hedge forward and option contracts	$1,647	$1,802
Cash flow hedge forwards	$222	$117
Derivatives not designated as hedging instruments:
Balance sheet hedges	$243	$415

Foreign currency derivative activity for the six months ended June 30, 2014 was as follows (in millions):

	Beginning Fair Value	Settlement Payment (Receipt)		Gain (Loss) Recorded in Other Income, Net	Gain (Loss) Recorded in Other Comprehensive Income	Gain (Loss) Recorded in Revenue	Ending Fair Value
Derivatives designated as hedging instruments:
Net investment hedges	$209	$(17	0)	$-	$(41) (*)	$-	$(2)
Cash flow hedges	$4		$(2)	$(1)	$(4)	$2	$(1)
Derivatives not designated as hedging instruments:
Balance sheet hedges	$-		$3	$(1)	$-	$-	$2

(*)  This amount does not reflect the tax impact of $15 million recorded during the six months ended June 30, 2014. The $26 million after tax impact of the loss recorded within other comprehensive income was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

Foreign currency derivative activity for the six months ended June 30, 2015 was as follows (in millions):

				Gain (Loss)	Gain
			Gain (Loss)	Recorded in	(Loss)
		Settlement	Recorded in	Other	Recorded
	Beginning	Payment	Other Income,	Comprehensive	in		Ending Fair
	Fair Value	(Receipt)	Net	Income	Revenue		Value
Derivatives designated as hedging instruments:
Net investment hedges	$185	$(38)	$(2)	29 (*)	$-		$174
Cash flow hedges	$8	$(1)	$(1)	$ (3)		$(1)	$2
Derivatives not designated as hedging instruments:
Balance sheet hedges	$4	$(22)	$14	$ -	$-		$(4)

(*)  This amount does not reflect the tax impact of $11 million recorded during the six months ended June 30, 2015. The $18 million after tax impact of the gain recorded within other comprehensive income was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

Foreign currency derivative contracts balance sheet location and ending fair value was as follows (in millions):

	Balance Sheet Location	December 31, 2014	June 30, 2015
Derivatives designated as hedging instruments:
Net investment hedges	Asset(1)	$190	$176
	Liability(2)	$(5)	$(2)
Cash flow hedges	Asset(1)	$8	$4
	Liability(2)	$-	$(2)

Derivatives not designated as hedging instruments:
Balance sheet hedges	Asset(1)	$5	$1
	Liability(2)	$(1)	$(5)

(1)	Included in prepaid expenses and other current assets or other long-term assets and investments on the condensed consolidated balance sheets.
(2)	Included in accrued expenses and other current liabilities or other long-term liabilities on the condensed consolidated balance sheets.

Note 10  Credit Agreement

The Company’s credit agreement with Citibank, N.A., as Administrative Agent entered into on October 19, 2012 (as amended on October 10, 2013 and October 9, 2014, the “Credit Agreement”) provides for a $750 million unsecured revolving credit facility, subject to increase of up to $250 million in accordance with its terms. The Credit Agreement terminates on October 8, 2015, unless extended by the parties. As of June 30, 2015, the Company was in compliance with the financial covenants in the Credit Agreement and no amounts were outstanding. See Note 18 — “Subsequent Events” for additional information.

Note 11  Convertible Notes

0.00% Convertible Senior Notes

As of June 30, 2015, the Company had $1.4 billion principal amount of Notes outstanding. The Notes are senior unsecured obligations of Yahoo, the Notes do not bear regular interest, and the principal amount of the Notes does not accrete. The Notes mature on December 1, 2018, unless previously purchased or converted in accordance with their terms prior to such date. The Company may not redeem the Notes prior to maturity. However, holders of the Notes may convert them at certain times and upon the occurrence of certain events in the future, as outlined in the indenture governing the Notes (the “Indenture”). Holders of the Notes who convert in connection with a “make-whole fundamental change,” as defined in the Indenture, may require Yahoo to purchase for cash all or any portion of their Notes at a purchase price equal to 100 percent of the principal amount, plus accrued and unpaid special interest as defined in the Indenture, if any. The Notes are convertible, subject to certain conditions, into shares of Yahoo common stock at an initial conversion rate of 18.7161 shares per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $53.43 per share), subject to adjustment upon the occurrence of certain events. Upon conversion of the Notes, holders will receive cash, shares of Yahoo’s common stock or a combination thereof, at Yahoo’s election. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock with respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread). As of June 30, 2015, none of the conditions allowing holders of the Notes to convert had been met.

The Notes consist of the following (in thousands):

	December 31, 2014	June 30, 2015
Liability component:
Principal	$1,437,500	$1,437,500
Less: note discount	(267,077)	(235,960)

Net carrying amount	$1,170,423	$1,201,540

Equity component (*)	$305,569	$305,569

(*)	Recorded on the condensed consolidated balance sheets within additional paid-in capital.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015
Accretion of convertible note discount	$14,860	$15,660	$29,526	$31,117

The estimated fair value of the Notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of debt instruments (carrying value excludes the equity component of the Notes classified in equity) was as follows (in thousands):

	December 31, 2014		June 30, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$1,175,240	$1,170,423	$1,226,670	$1,201,540

Note 12 Commitments And Contingencies

Lease Commitments.  The Company leases office space and data centers under operating and capital lease agreements with original lease periods of up to 12 years which expire between 2015 and 2025. A summary of gross and net lease commitments as of June 30, 2015 was as follows (in millions):

	Gross
	Operating		Net Operating
	Lease	Sublease	Lease
	Commitments	Income	Commitments
Six months ending December 31, 2015	$69	$(8)	$61
Years ending December 31,
2016	$110	$(12)	$98
2017	$82	$(10)	$72
2018	$59	$(7)	$52
2019	$48	$(5)	$43
2020	$35	$(2)	$33
Due after 5 years	$109	$(3)	$106

Total gross and net lease commitments	$512	$(47)	$465

Capital Lease
Commitments
Six months ending December 31, 2015	$9
Years ending December 31,
2016	15
2017	10
2018	9
2019	5
2020	-
Due after 5 years	-

Gross lease commitments	48
Less: interest	9

Net lease commitments included in other long-term liabilities	$39

Affiliate Commitments.  The Company is obligated to make payments, which represent traffic acquisition costs (“TAC”), to its Affiliates. As of June 30, 2015, these commitments totaled $1,800 million, of which $218 million will be payable in the remainder of 2015, $401 million will be payable in 2016, $400 million will be payable in 2017, $375 million will be payable in 2018, $375 million will be payable in 2019, and $31 million will be payable thereafter.

Non-cancelable Obligations.  The Company is obligated to make payments under various non-cancelable arrangements with vendors and other business partners, principally for marketing, bandwidth, co-location, and content arrangements. As of June 30, 2015, these commitments totaled $502 million, of which $115 million will be payable in the remainder of 2015, $183 million will be payable in 2016, $125 million will be payable in 2017, $77 million will be payable in 2018, and $2 million will be payable in 2019.

Intellectual Property Rights.  The Company is committed to make certain payments under various intellectual property arrangements of up to $19 million through 2023.

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

As of June 30, 2015, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

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

Stockholder and Securities Matters.  Since May 31, 2011, several related stockholder derivative suits were filed in the Santa Clara County Superior Court (“California Derivative Litigation”) and the U.S. District Court for the Northern District of California (“Federal Derivative Litigation”) purportedly on behalf of the Company against certain officers and directors of the Company and third parties. The California Derivative Litigation was filed by plaintiffs Cinotto, Lassoff, Zucker, and Koo, and consolidated under the caption In re Yahoo! Inc. Derivative Shareholder Litigation on June 24, 2011 and September 12, 2011. The Federal Derivative Litigation was filed by plaintiffs Salzman, Tawila, and Iron Workers Mid-South Pension Fund and consolidated under the caption In re Yahoo! Inc. Shareholder Derivative Litigation on October 3, 2011. The plaintiffs allege breaches of fiduciary duties, corporate waste, mismanagement, abuse of control, unjust enrichment, misappropriation of corporate assets, or contribution, and seek damages, equitable relief, disgorgement, and corporate governance changes in connection with Alibaba Group’s restructuring of its subsidiary Alipay.com Co., Ltd. (“Alipay”) and related disclosures. On June 7, 2012, the courts approved stipulations staying the California Derivative Litigation pending resolution of the Federal Derivative Litigation, and deferring the Federal Derivative Litigation pending a ruling on the motion to dismiss filed by the defendants in the related stockholder class actions, which are discussed below. The Federal Derivative Litigation was stayed pending resolution of the appeal filed by the plaintiffs in the related stockholder class actions, which now has concluded as described below. The Company plans to file a motion to dismiss the Federal Derivative Litigation.

Since June 6, 2011, two purported stockholder class actions were filed in the U.S. District Court for the Northern District of California against the Company and certain officers and directors of the Company by plaintiffs Bonato and the Twin Cities Pipe Trades Pension Trust. In October 2011, the District Court consolidated the two actions under the caption In re Yahoo! Inc. Securities Litigation and appointed the Pension Trust Fund for Operating Engineers as lead plaintiff. In a consolidated amended complaint filed December 15, 2011, the lead plaintiff purported to represent a class of investors who purchased the Company’s common stock between April 19, 2011 and July 29, 2011, and alleged that during that class period, defendants issued statements that were materially false or misleading because they did not disclose information relating to Alibaba Group’s restructuring of Alipay. The complaint purported to assert claims for relief for violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and for violation of Rule 10b-5 thereunder, and sought unspecified damages, injunctive and equitable relief, fees, and costs. On August 10, 2012, the District Court granted defendants’ motion to dismiss the consolidated amended complaint. Plaintiffs appealed. On May 15, 2015, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal.

On April 22, 2015, a stockholder action captioned Cathy Buch v. David Filo, et al., was filed in the Delaware Court of Chancery against Yahoo and all current members of the Board of Directors. The complaint asserts both derivative claims, purportedly on behalf of Yahoo, and class action claims, purportedly on behalf of the plaintiff and all similarly situated stockholders, relating to the termination of, and severance payments made to, our former chief operating officer, Henrique de Castro. The plaintiff alleges that the board members breached their fiduciary duties by enabling or acquiescing in the payment of severance to Mr. de Castro, and by allowing Yahoo to make allegedly false and misleading statements regarding the value of his severance. The plaintiff has also asserted claims against Mr. de Castro. The plaintiff seeks to recoup the severance paid to Mr. de Castro, an equitable accounting, disgorgement in favor of Yahoo, monetary damages, declaratory relief, injunctive relief, and an award of attorneys’ fees and costs. The Company has filed a motion to dismiss the action.

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

The Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters described above. The Company has also determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to the Company’s legal proceedings, including the matters described above other than the Mexico matters, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of June 30, 2015 were not material. The Company did not accrue for the judgment in Mexico, which was reversed as explained above. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo, its subsidiaries, directors, or officers in these matters, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against these claims.

Note 13    Stockholders’ Equity And Employee Benefits

Stock Options.  The Company’s Stock Plan, the Directors’ Plan, and stock-based awards assumed through acquisitions (including stock-based commitments related to continued service of acquired employees, such as the holdback by Yahoo of shares of Yahoo common stock issued to Tumblr’s founder in connection with the Company’s acquisition of Tumblr in June 2013) are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans for the six months ended June 30, 2015 is summarized as follows (in thousands, except per share amounts):

		Weighted Average
		Exercise Price Per
	Shares	Share
Outstanding at December 31, 2014(1)	9,225	$18.57
Options granted	-	$-
Options assumed in acquisitions	-	$-
Options exercised(2)	(1,328)	$17.19
Options expired	(562)	$19.18
Options cancelled/forfeited	(105)	$15.55

Outstanding at June 30, 2015(1)	7,230	$18.82

(1)	Includes shares subject to performance-based stock options for which performance goals had not been set as of the date shown.

(2)	The Company generally issues new shares to satisfy stock option exercises.

As of June 30, 2015, there was $36 million of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units

Restricted stock unit (“RSU”) activity under the Plans for the six months ended June 30, 2015 is summarized as follows (in thousands, except per share amounts):

		Weighted Average
		Grant Date
		Fair Value
	Shares	Per Share
Awarded and unvested at December 31, 2014(1)	40,677	$32.38
Granted(2)	12,767	$43.82
Assumed in acquisitions	-	$-
Vested	(9,100)	$27.88
Forfeited	(7,243)	$32.67

Awarded and unvested at June 30, 2015(1)	37,101	$37.37

(1)

Includes the maximum number of shares issuable under the Company’s performance-based restricted stock unit awards (including future-year tranches for which performance goals had not been set) as of the date shown.

(2)

Includes the maximum number of shares issuable under the performance-based restricted stock unit awards granted during the six months ended June 30, 2015 (including future-year tranches for which performance goals had not been set during the period); excludes tranches of previously granted performance-based restricted stock units for which performance goals were set during the six months ended June 30, 2015.

As of June 30, 2015, there was $847 million of unamortized stock-based compensation expense related to unvested restricted stock units and restricted stock, which is expected to be recognized over a weighted average period of 2.5 years.

During the six months ended June 30, 2014 and 2015, 11.4 million shares and 9.1 million shares, respectively, that were subject to previously granted restricted stock units, vested. These vested restricted stock units were net share settled. During the six months ended June 30, 2014 and 2015, the Company withheld 4.2 million shares and 3.4 million shares, respectively, based upon the Company’s closing stock price on the vesting date, to satisfy the Company’s tax withholding obligation relating to the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $160 million and $150 million, respectively, for the six months ended June 30, 2014 and 2015 and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

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

Performance RSUs.  In March 2015, the Compensation Committee approved additional annual financial performance-based RSU awards to Ms. Mayer and other senior officers, and established the 2015 annual performance goals for these awards as well as for the similar performance-based RSUs granted in February 2013 and February 2014. The 2013, 2014, and 2015 performance-based RSU awards are generally eligible to vest in equal annual target amounts over four years (three years for Ms. Mayer) based on the Company’s attainment of annual financial performance goals as well as the executive’s continued employment through each vesting date. The number of shares that ultimately vest each year will range from 0 percent to 200 percent of the annual target amount, based on the Company’s performance. Annual financial performance metrics and goals are established for these RSU awards at the beginning of each year and the tranche of each RSU award related to that year’s performance goal is treated as a separate annual grant for accounting purposes. The 2015 financial performance metrics (and their weightings) established for the performance RSUs are: GAAP revenue (one-third), revenue ex-TAC (one-third), and adjusted EBITDA (one-third). The grant date fair value of the first tranche of the March 2015 performance RSUs was $9 million, the grant date fair value of the second tranche of the February 2014 performance RSUs was $11 million, and the grant date fair value of the third tranche of the February 2013 performance RSUs was $19 million. These values are being recognized over the tranches’ twelve-month service periods. The Company began recording stock-based compensation expense for these tranches in March 2015, when the financial performance goals were established.

Stock Repurchases.  In November 2013, the Board authorized a stock repurchase program with an authorized level of $5 billion. The November 2013 program, according to its terms, will expire in December 2016. The aggregate amount available under the November 2013 repurchase program was approximately $726 million at June 30, 2015. In March 2015, the Board authorized an additional stock repurchase program with an authorized level of $2 billion. The March 2015 program, according to its terms, will expire in March 2018. The aggregate amount available under the March 2015 repurchase program was $2 billion at June 30, 2015. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the six months ended June 30, 2015, the Company repurchased approximately 4 million shares of its common stock under its November 2013 program at an average price of $47.65 per share for a total of $204 million.

Note 14     Restructuring Charges, Net

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015
Employee severance pay and related costs	$82	$7,149	$3,673	$51,149
Non-cancelable lease, contract termination, and other charges	61,906	13,403	68,438	22,020
Reversals of previous charges	(2,336)	(790)	(2,972)	(4,021)
Non-cash accelerations of stock-based compensation expense	-	-	-	2,705
Other non-cash credits	(7,031)	(74)	(7,031)	(933)

Restructuring charges, net	$52,621	$19,688	$62,108	$70,920

The Company has implemented various restructuring plans to reduce its cost structure, align resources with its product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers. For the three months ended June 30, 2014, the Company recorded expense of $50 million and $3 million related to the Americas and EMEA segments, respectively. For the six months ended June 30, 2014, the Company recorded expense of $55 million and $7 million related to the Americas and EMEA segments, respectively. For the three months ended June 30, 2015, the Company recorded expense of $12 million, $7 million, and $1 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the six months ended June 30, 2015, the Company recorded expense of $53 million, $14 million, and $4 million related to the Americas, EMEA, and Asia Pacific segments, respectively. The amounts recorded during the six months ended June 30, 2015 were primarily related to severance, facility and other related costs pursuant to restructuring plans initiated by the Company in the fourth quarter of 2014 and the first quarter of 2015.

The Company’s restructuring accrual activity for the six months ended June 30, 2015 is summarized as follows (in thousands):

Accrual balance as of December 31, 2014	$83,608
Restructuring charges	70,920
Cash paid	(82,766)
Non-cash accelerations of stock-based compensation expense	(2,705)
Foreign currency translation and other adjustments	292

Accrual balance as of June 30, 2015	$69,349

The $69 million restructuring liability as of June 30, 2015 consisted of $8 million for employee severance pay expenses, which the Company expects to pay out by the end of the second quarter of 2016, and $61 million relating to non-cancelable lease costs, which the Company expects to pay over the terms of the related obligations through the third quarter of 2022, less estimated sublease income.

The restructuring accrual by reportable segment consisted of the following (in thousands):

	December 31, 2014	June 30, 2015
Americas	$65,949	$58,210
EMEA	16,797	11,058
Asia Pacific	862	81

Total restructuring accruals	$83,608	$69,349

Note 15 Income Taxes

The Company’s effective tax rate is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Historically, the Company’s provision for income taxes has differed from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense, non-deductible acquisition-related costs, and adjustments to unrecognized tax benefits.

The Company recorded income tax expense of $8 million and $58 million for the three months ended June 30, 2014 and 2015, respectively. The Company recorded income tax expense of $12 million and $18 million for the six months ended June 30, 2014 and 2015, respectively. Despite the pre-tax loss, the Company recorded income tax expense for the three and six months ended June 30, 2015, based on forecasted tax expense for fiscal year 2015 as a result of tax expense in profitable jurisdictions being higher than tax benefits anticipated in loss jurisdictions. The tax provision increased in the three and six months ended June 30, 2015 compared to the same period last year primarily due to non-deductible acquisition costs plus limited tax benefits in loss jurisdictions combined with tax expense in profitable jurisdictions.

As of June 30, 2015, the Company does not anticipate repatriating its undistributed foreign earnings of approximately $3.0 billion. Those earnings are principally related to its equity method investment in Yahoo Japan. If those earnings were to be repatriated in the future, the Company may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

The Company’s gross amount of unrecognized tax benefits as of June 30, 2015 was $1,041 million, of which $987 million is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of June 30, 2015 increased by $17 million from the recorded balance as of December 31, 2014.

The Company is in various stages of examination and appeal in connection with its taxes both in the U.S. and in foreign jurisdictions. Those audits generally span tax years 2005 through 2013. As of June 30, 2015, the Company’s 2011 through 2013 U.S. federal income tax returns are currently under examination. The Company has protested the proposed California Franchise Tax Board’s adjustments to the 2005 through 2008 returns, but no conclusions have been reached to date. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions are expected to be resolved in the foreseeable future. As a result, it is reasonably possible that the Company’s unrecognized tax benefits could be reduced by up to approximately $153 million in the next twelve months. The Company believes that it has adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

The Company may have additional tax liabilities in China related to the sale to Alibaba Group of 523 million Alibaba Group shares that took place during the year ended December 31, 2012 and related to the sale of the 140 million Alibaba Group ADSs sold in the Alibaba Group IPO that took place during the year ended December 31, 2014. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S. through the use of foreign tax credits.

Tax authorities from the Brazilian State of Sao Paulo have assessed certain indirect taxes against the Company’s Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment is for calendar years 2008 through 2011 and, translated into U.S. dollars as of June 30, 2015, totals approximately $110 million. The Company currently believes the assessment is without merit. The Company believes the risk of loss is remote and has not recorded an accrual for the assessment.

Note 16    Segments

The Company continues to manage its business geographically. The primary areas of measurement and decision-making are Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. Management relies on an internal reporting process that provides revenue, revenue ex-TAC (which is defined as revenue less cost of revenue – TAC), direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, the Company’s segments.

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015
Revenue by segment:
Americas	$805,535	$992,210	$1,672,463	$ 1,976,931
EMEA	97,847	85,830	189,417	166,916
Asia Pacific	180,809	165,225	355,041	325,388

Total Revenue	$1,084,191	$1,243,265	$2,216,921	$ 2,469,235

TAC by segment:
Americas	$30,296	$180,822	$64,390	$ 347,477
EMEA	10,212	12,950	19,405	24,654
Asia Pacific	3,318	6,458	5,940	11,238

Total TAC	$43,826	$200,230	$89,735	$ 383,369

Revenue ex-TAC by segment:
Americas	$775,239	$811,388	$1,608,073	$ 1,629,454
EMEA	87,635	72,880	170,012	142,262
Asia Pacific	177,491	158,767	349,101	314,150

Total Revenue ex-TAC	1,040,365	1,043,035	2,127,186	2,085,866

Direct costs by segment(1) :
Americas	60,167	76,148	120,977	134,892
EMEA	21,395	20,551	43,339	40,702
Asia Pacific	48,139	51,818	94,967	102,550
Global operating costs(2)	631,801	649,915	1,282,659	1,334,006
Gain on sale of patents	(61,500)	(9,100)	(61,500)	(11,100)
Depreciation and amortization	146,860	153,679	304,394	305,218
Stock-based compensation expense	102,445	125,130	211,626	240,826
Restructuring charges, net	52,621	19,688	62,108	70,920

Income from (loss) operations	$38,437	$(44,794)	$68,616	$ (132,148)

(1)      Direct costs for each segment include costs associated with the local sales teams and other cost of revenue. Prior to the fourth quarter of 2014, marketing, media, costs associated with Yahoo Properties and ad operation costs were managed locally and included as direct costs for each segment. Such costs are now included in global operating costs. Prior period amounts have been revised to conform to the current presentation.

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

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015
Capital expenditures, net:
Americas	$100,340	$139,935	$164,317	$ 262,188
EMEA	3,274	6,978	19,036	14,648
Asia Pacific	3,744	8,529	8,660	13,527

Total capital expenditures, net	$107,358	$155,442	$192,013	$ 290,363

	December 31, 2014	June 30, 2015
Property and equipment, net:
Americas:
U.S.	$1,382,597	$1,416,724
Other	787	590

Total Americas	$1,383,384	$1,417,314

EMEA	34,649	39,841
Asia Pacific	69,651	67,384

Total property and equipment, net	$1,487,684	$1,524,539

See Note 5 — “Goodwill” and Note 14 — “Restructuring Charges, Net” for additional information regarding segments.

Enterprise Wide Disclosures

The following table presents revenue for groups of similar services (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015
Search	$428,418	$521,126	$873,185	$1,052,792
Display	436,053	500,376	889,277	964,109
Other	219,720	221,763	454,459	452,334

Total revenue	$1,084,191	$1,243,265	$2,216,921	$2,469,235

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015
Revenue:
U.S.	$771,959	$965,228	$1,605,616	$1,928,739
International	312,232	278,037	611,305	540,496

Total revenue	$1,084,191	$1,243,265	$2,216,921	$2,469,235

Revenue is attributed to individual countries according to the online property that generated the revenue. No single foreign country was material to revenue for the three or six months ended June 30, 2014 and 2015.

Note 17     Search Agreement With Microsoft Corporation

On December 4, 2009, the Company entered into the Search Agreement with Microsoft. On February 18, 2010, the Company received regulatory clearance from both the U.S. Department of Justice and the European Commission and on February 23, 2010 the Company commenced implementation of the Search Agreement on a market-by-market basis.

On April 15, 2015, the Company and Microsoft entered into the Eleventh Amendment to the Search Agreement (the “Eleventh Amendment”) pursuant to which the terms of the Search Agreement were amended. Previously under the Search Agreement, Microsoft was the exclusive algorithmic and paid search services provider to Yahoo on personal computers for Yahoo Properties and for search services provided by Yahoo to Affiliate sites. Microsoft was the non-exclusive provider on mobile devices. Pursuant to the Eleventh Amendment, Microsoft will provide such services on a non-exclusive basis for Yahoo Properties and Affiliate sites on all devices. Commencing on May 1, 2015, Yahoo agrees to request paid search results from Microsoft for 51 percent of its search queries originating from personal computers accessing Yahoo Properties and its Affiliate sites (the “Volume Commitment”) and will display only Microsoft’s paid search results on such search result pages.

Previously under the Search Agreement, the Company was entitled to receive a percentage of the revenue (the “Revenue Share Rate”) generated from Microsoft’s services on Yahoo Properties and on Affiliate sites after deduction of the Affiliate sites’ share of revenue and certain Microsoft costs. The Revenue Share Rate was 88 percent for the first five years of the Search Agreement and then increased to 90 percent on February 23, 2015. Pursuant to the Eleventh Amendment, the Revenue Share Rate increased to 93 percent, but Microsoft now receives its 7 percent revenue share before deduction of the Affiliate site’s share of revenue. The Affiliate site’s share of revenue is deducted from the Company’s 93 percent Revenue Share Rate.

Additionally, pursuant to the Eleventh Amendment, the Company will now have the ability in response to queries on both personal computers and mobile devices to request algorithmic listings only, paid listings only or both algorithmic and paid listings from Microsoft. To the extent the Company requests algorithmic listings only or requests paid listings but elects not to display such paid listings, the Company will pay Microsoft serving costs but not a revenue share. In other cases and with respect to the Volume Commitment, the Revenue Share Rate will apply.

Previously under the Search Agreement, Yahoo had sales exclusivity for both the Company’s and Microsoft’s premium advertisers. Pursuant to the Eleventh Amendment, this sales exclusivity terminated on July 1, 2015. The Company and Microsoft have commenced transitioning premium advertisers for Microsoft’s paid search services to Microsoft. The Eleventh Amendment requires this transition to be completed by January 31, 2016.

The term of the Search Agreement remains 10 years from its commencement date, February 23, 2010, subject to earlier termination as provided in the Search Agreement. Pursuant to the Eleventh Amendment, on or after October 1, 2015, either the Company or Microsoft may terminate the Search Agreement by delivering a written notice of termination to the other party. The Search Agreement will remain in effect for four months from the date of the termination notice to provide for a transition period; however, the Company’s Volume Commitment will not apply in the third and fourth months of this transition period.

The Company reports as revenue the revenue share it receives from Microsoft under the Search Agreement as the Company is not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft. Approximately 36 percent and 37 percent of the Company’s revenue for the three months ended June 30, 2014 and 2015, respectively, was attributable to the Search Agreement, and approximately 36 percent and 38 percent of the Company’s revenue for the six months ended June 30, 2014 and 2015, respectively, was attributable to the Search Agreement.

As of December 31, 2014 and June 30, 2015, the Company had collected total amounts of $52 million and less than $1 million, respectively, on behalf of Microsoft and Microsoft’s affiliates, which was included in cash and cash equivalents with a corresponding liability in accrued expenses and other current liabilities. The Company’s uncollected revenue share in connection with the Search Agreement was $330 million and $328 million, which is included in accounts receivable, net, as of December 31, 2014 and June 30, 2015, respectively.

On December 9, 2010, in connection with entering into the Search Agreement, the Company also entered into a License Agreement with Microsoft (as amended, the “License Agreement”). Under the License Agreement, Microsoft acquired an exclusive 10-year license to the Company’s core search technology and has the ability to integrate this technology into its existing Web search platforms. Pursuant to the Eleventh Amendment, the exclusive licenses granted to Microsoft under the License Agreement became non-exclusive. The Company also agreed pursuant to the Eleventh Amendment to license certain sales tools to Microsoft to use solely in connection with Microsoft’s paid search services pursuant to the terms of the License Agreement.

Note 18    Subsequent Events

Credit Agreement.  On July 24, 2015, the Company entered into Amendment No. 3 to the Credit Agreement to extend the termination date of the Credit Agreement from October 8, 2015 to July 22, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue,” the negative of such terms, or other comparable terminology. This Report includes, among others, forward-looking statements regarding our:

•	expectations regarding our proposed spin-off of our remaining holdings in Alibaba Group Holding Limited (“Alibaba Group”);

•	expectations about revenue, including search, display, and other revenue;

•	expectations about growth in users;

•	expectations about changes in our earnings in equity interests and net income;

•	expectations about changes in operating expenses;

•	anticipated capital expenditures;

•	expectations about our share repurchase activity;

•	expectations about the financial and operational impacts of our Search and Advertising Services and Sales Agreement (the “Search Agreement”) with Microsoft Corporation (“Microsoft”);

•	impact of recent acquisitions on our business and evaluation of, and expectations for, possible acquisitions of, or investments in, businesses, products, intangible assets and technologies;

•	expectations about the growth of, the opportunities for monetization in and revenue from, the mobile industry and mobile devices;

•	expectations about the growth of, the opportunities for monetization in and revenue from, our offerings in mobile, video, native, and social (“Mavens”);

•	projections and estimates with respect to our restructuring activities and changes to our organizational structure;

•	expectations about the amount of unrecognized tax benefits, the outcome of tax assessment appeals, the adequacy of our existing tax reserves, future tax expenditures, and tax rates;

•	expectations about positive cash flow generation and existing cash, cash equivalents, and investments being sufficient to meet normal operating requirements; and

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

Key Financial Metrics

The key financial metrics we use are as follows: revenue; revenue less traffic acquisition costs (“TAC”), or revenue ex-TAC; income (loss) from operations; adjusted EBITDA; net income (loss) attributable to Yahoo! Inc.; net cash provided by (used in) operating activities; and free cash flow. Revenue ex-TAC, adjusted EBITDA, and free cash flow are financial measures that are not defined in accordance with U.S. generally accepted accounting principles (“GAAP”). We use these non-GAAP financial measures for internal managerial purposes and to facilitate period-to-period comparisons. See “Non-GAAP Financial Measures” below for a description of each of these non-GAAP financial measures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)

Revenue	$1,084,191	$1,243,265	$2,216,921	$2,469,235
Revenue ex-TAC	$1,040,365	$1,043,035	$2,127,186	$2,085,866
Income (loss) from operations(1)	$38,437	$(44,794)	$68,616	$(132,148)
Adjusted EBITDA	$340,363	$261,703	$646,744	$492,816
Net income (loss) attributable to Yahoo! Inc.	$269,707	$(21,554)	$581,285	$(356)
Net cash provided by (used in) operating activities	$357,414	$307,952	$496,475	$(2,629,519)
Free cash flow(2)	$185,915	$(24,780)	$299,877	$(3,059,702)
(1) Includes:
Stock-based compensation expense	$102,445	$125,130	$211,626	$240,826
Restructuring charges, net	$52,621	$19,688	$62,108	$70,920

(2)	During the six months ended June 30, 2015, we satisfied the $3.3 billion income tax liability related to the sale of Alibaba Group American Depositary Shares (“ADSs”) in September 2014.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2015	% Change	2014	2015	% Change
	(dollars in thousands)

Revenue	$ 1,084,191	$ 1,243,265	15%	$ 2,216,921	$ 2,469,235	11%
Less: TAC	43,826	200,230	357%	89,735	383,369	327%

Revenue ex-TAC	$ 1,040,365	$ 1,043,035	0%	$ 2,127,186	$ 2,085,866	(2)%

For the three and six months ended June 30, 2015, revenue increased $159 million, or 15 percent, and $252 million, or 11 percent, respectively, compared to the same periods of 2014. For the three and six months ended June 30, 2015, TAC increased $156 million, or 357 percent, and $294 million, or 327 percent, respectively, compared to the same periods of 2014. For the three and six months ended June 30, 2015, revenue ex-TAC (a non-GAAP financial measure) increased $3 million, or roughly flat, and decreased $41 million, or 2 percent, respectively, compared to the same periods of 2014. The increase in revenue for the three and six months ended June 30, 2015 was primarily attributable to an increase in search and display revenue resulting from an increase in revenue from distribution partners, including Mozilla Corporation (“Mozilla”), revenue from mobile devices, and incremental revenue from the Flurry and BrightRoll acquisitions. The increase in TAC for the three and six months ended June 30, 2015 was primarily driven by higher payments to distribution partners, including Mozilla, and incremental TAC related to the Flurry and BrightRoll acquisitions. Of the $159 million increase in revenue and $156 million increase in TAC for the three months ended June 30, 2015, $99 million and $94 million, respectively, were attributable to the agreement (“Mozilla Agreement”) we entered into in November 2014 to compensate Mozilla for making us the default search provider on certain of Mozilla’s products in the United States. Of the $252 million increase in revenue and $294 million increase in TAC for the six months ended June 30, 2015, $203 million and $188 million, respectively, were attributable to the Mozilla Agreement.

During the remainder of fiscal year 2015, we expect revenue to grow faster than revenue ex-TAC, particularly in our search business, as we optimize our partner deals and innovate our search offering for our users and advertisers. We expect other revenue to be impacted in the six months ending December 31, 2015 as the royalty revenue associated with the Technology and Intellectual Property License Agreement (the “TIPLA”) with Alibaba Group will cease in the three months ending September 30, 2015. We expect to recognize $60 million in royalty revenue from the TIPLA in the three months ending September 30, 2015. No royalty revenue from the TIPLA will be recognized during the three months ending December 31, 2015, or in any periods thereafter.

Mavens Revenue

One of our primary strategies is to invest in and grow our Mavens offerings. Revenue from our Mavens offerings is generated from, without duplication, (i) mobile (as defined below), (ii) video ads and video ad packages, (iii) native ads, and (iv) Tumblr ads and fees. Mavens revenue for the three months ended June 30, 2015 increased 60 percent to $399 million, compared to $249 million for the three months ended June 30, 2014. Mavens revenue for the six months ended June 30, 2015 increased 59 percent to $762 million, compared to $478 million for the six months ended June 30, 2014. The increase in Mavens revenue for the three and six months ended June 30, 2015 was primarily related to growth in mobile advertising, and to a lesser extent, growth in native and video advertising.

We expect our Mavens revenue will continue to increase in 2015. The increase in Mavens revenue has been counteracting a decline in our legacy display offerings that include targeted display advertising, which we refer to as “audience advertising”, and premium advertising.

Mobile Revenue

With the significant platform shift to mobile devices, including smartphones and tablets, we continue to focus on mobile products and mobile ad formats. We have refreshed the user experience on mobile across a number of Yahoo Properties, including the Aviate app, Fantasy Sports, Flickr, and the Yahoo app. Mobile revenue is generated in connection with user activity on mobile devices, including smartphones and tablets (a “device-based” approach), regardless of whether the device is accessing a mobile-optimized service. Mobile revenue is primarily generated by search and display advertising. Mobile revenue also includes leads, listings and fees revenue and ecommerce revenue allocated to user activity on mobile devices.

Mobile revenue for the three months ended June 30, 2015 increased 55 percent to $252 million, compared to $163 million for the three months ended June 30, 2014. Mobile revenue for the six months ended June 30, 2015 increased 58 percent to $485 million, compared to $308 million for the six months ended June 30, 2014. The increase in mobile revenue for the three and six months ended June 30, 2015 was primarily attributable to growth in display revenue on mobile devices driven by native advertising. Mobile revenue is included within Search, Display, and Other revenue that we have reported. As of June 30, 2015, we had more than 600 million monthly mobile users (including Tumblr).

In the latter half of 2014 and in the first half of 2015, we saw a significant increase in the contribution of mobile revenue to our total revenue. We expect the contribution of mobile to continue to increase for the remainder of 2015.

Adjusted EBITDA (a Non-GAAP Financial Measure)

	Three Months Ended June 30,			Six Months Ended June 30,

	2014	2015	% Change	2014	2015	% Change
	(dollars in thousands)
Net income (loss) attributable to Yahoo! Inc.	$ 269,707	$ (21,554)	(108)%	$ 581,285	$(356)	(100)%
Advisory fees	-	8,000	N/M	-	8,000	N/M
Depreciation and amortization	146,860	153,679	5%	304,394	305,218	0%
Stock-based compensation expense	102,445	125,130	22%	211,626	240,826	14%
Restructuring charges, net	52,621	19,688	(63)%	62,108	70,920	14%
Other (expense) income, net	13,589	11,741	(14)%	27,042	42,804	58%
Provision for income taxes	8,143	58,495	618%	12,360	17,595	42%
Earnings in equity interests, net of tax	(255,852)	(95,841)	(63)%	(557,254)	(195,531)	(65)%
Net income attributable to noncontrolling interests	2,850	2,365	(17)%	5,183	3,340	(36)%

Adjusted EBITDA	$ 340,363	$ 261,703	(23)%	$ 646,744	$492,816	(24)%

Percentage of Revenue ex-TAC(1)(2)	33%	25%		30%	24%

N/M = Not Meaningful

(1)	Revenue ex-TAC is calculated as GAAP revenue less cost of revenue - TAC.

(2)

Net loss attributable to Yahoo! Inc. as a percentage of GAAP revenue for the three and six months ended June 30, 2015 was 2 percent and 0 percent, respectively. Net income attributable to Yahoo! Inc. as a percentage of GAAP revenue for the three and six months ended June 30, 2014 was 25 percent and 26 percent, respectively.

For the three months ended June 30, 2015, adjusted EBITDA decreased $79 million, or 23 percent, compared to 2014, mainly due to a lower benefit from patent sales year-over-year, an increase in direct costs in the Americas region, and an increase in global operating costs.

For the six months ended June 30, 2015, adjusted EBITDA decreased $154 million, or 24 percent, compared to 2014, mainly due to higher TAC that was not fully offset by higher revenue as well as a lower benefit from patent sales year-over-year, an increase in global operating costs, and an increase in direct costs in the Americas region.

Adjusted EBITDA will be impacted during the three months ending December 31, 2015 if the separation of Yahoo Small Business is completed as planned and may be impacted during the three months ending September 30, 2015 and the three months ending December 31, 2015 if our patent sales in those periods are less than our patent sales in the same periods of 2014. Further, we expect adjusted EBITDA to be impacted in the six months ending December 31, 2015 as the royalty revenue associated with the TIPLA will cease in the three months ending September 30, 2015. We expect to recognize $60 million in royalty revenue in the three months ending September 30, 2015. No royalty revenue from the TIPLA will be recognized during the three months ending December 31, 2015, or in any periods thereafter.

Free Cash Flow (a Non-GAAP Financial Measure)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(dollars in thousands)
Net cash provided by (used in) operating activities	$357,414	$307,952	$496,475	$(2,629,519)
Acquisition of property and equipment, net	(107,358)	(155,442)	(192,013)	(290,363)
Excess tax benefits from stock-based awards	19,544	(35,620)	79,100	1,850
Dividends received from equity investee	(83,685)	(141,670)	(83,685)	(141,670)

Free cash flow	$185,915	$(24,780)	$299,877	$(3,059,702)

For the three months ended June 30, 2015, free cash flow decreased $211 million, or 113 percent, primarily due to a decline in net income attributable to Yahoo! Inc., cash paid related to restructuring activities, and an increase in capital expenditures year-over-year.

For the six months ended June 30, 2015, free cash flow decreased $3.4 billion. In the three months ended March 31, 2015, we satisfied the $3.3 billion income tax liability related to the sale of Alibaba Group ADSs in September 2014.

Non-GAAP Financial Measures

Revenue ex-TAC.    Revenue ex-TAC is a non-GAAP financial measure defined as GAAP revenue less cost of revenue - TAC. TAC consists of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo Properties.

Adjusted EBITDA.    Adjusted EBITDA is a non-GAAP financial measure defined as net income (loss) attributable to Yahoo! Inc. before taxes, depreciation, amortization of intangible assets, stock-based compensation expense, other income (expense), net (which includes interest), earnings in equity interests, net income attributable to noncontrolling interests, and certain gains, losses, and expenses that we do not believe are indicative of our ongoing results.

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

Significant Transactions

Search Agreement with Microsoft Corporation

The term of the Search Agreement is 10 years from its commencement date, February 23, 2010, subject to earlier termination as provided in the Search Agreement. Previously under the Search Agreement, we were entitled to receive a percentage of the revenue (the “Revenue Share Rate”) generated from Microsoft’s services on Yahoo Properties and on Affiliate sites after deduction of the Affiliate sites’ share of revenue and certain Microsoft costs. The Revenue Share Rate was 88 percent for the first five years and then increased to 90 percent on February 23, 2015. Pursuant to the Eleventh Amendment of the Search Agreement effective as of April 15, 2015, the Revenue Share Rate increased to 93 percent, but Microsoft receives its 7 percent revenue share before deduction of the Affiliate site’s share of revenue. The Affiliate site’s share of revenue is deducted from our 93 percent Revenue Share Rate.

For search revenue generated from Microsoft’s services on Yahoo Properties and Affiliate sites, we report as revenue our revenue share, as we are not the primary obligor in the arrangement with the advertisers and publishers, and the amounts paid to Affiliates are recorded on a net basis as a reduction of revenue. The underlying search advertising services are provided by Microsoft. Revenue under the Search Agreement represented approximately 36 percent and 37 percent of our revenue for the three months ended June 30, 2014 and 2015, respectively, and approximately 36 percent and 38 percent of our revenue for the six months ended June 30, 2014 and 2015, respectively.

See Note 17 — “Search Agreement With Microsoft Corporation” in the Notes to our condensed consolidated financial statements for additional information.

Spin-Off of Remaining Holdings in Alibaba Group

On January 27, 2015, we announced a plan for a spin-off of all of our remaining holdings in Alibaba Group into a newly formed independent registered investment company. The name selected for the new company is Aabaco Holdings, Inc. (“Aabaco”). The stock of Aabaco will be distributed pro rata to our stockholders, resulting in Aabaco becoming a separate publicly traded registered investment company. On July 17, 2015, Aabaco filed its initial Registration Statement on Form N-2 with the U.S. Securities and Exchange Commission (“SEC”). Following the completion of the transaction, Aabaco will own all of Yahoo’s remaining 384 million Alibaba Group shares and a 100 percent ownership interest in Aabaco Small Business, LLC, a newly formed entity which will own Yahoo Small Business, a current operating business of Yahoo that will also be transferred to Aabaco as part of the transaction.

The completion of the transaction is expected to occur in the fourth quarter of 2015. The transaction is subject to certain conditions, including final approval by our Board, receipt of a favorable ruling from the Internal Revenue Service regarding certain aspects of the transaction and a legal opinion with respect to the tax-free treatment of the transaction under U.S. federal tax laws and regulations, the effectiveness of an applicable registration statement with the SEC and compliance with the requirements under the Investment Company Act of 1940, and other customary conditions. Each of the conditions may be waived, in whole or in part (to the extent permitted by law), by us in our sole discretion. We have reserved the right, in our sole and absolute discretion, to abandon or modify the terms of the transaction at any time prior to the distribution date, even if the conditions to the transaction have been satisfied.

The composition of Aabaco’s independent board of directors and management team, and other details of the transaction, including the distribution ratio, will be determined prior to the completion of the transaction.

Upon completion of the transaction, which is subject to the satisfaction or waiver of the conditions specified above, our consolidated financial position will be materially impacted as the Alibaba Group shares and related deferred tax liabilities will be removed from our consolidated balance sheet with a corresponding reduction of our stockholders’ equity balance. We would no longer hold any Alibaba Group shares and would no longer record changes in fair value within comprehensive income (loss).

Results of Operations

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2014	2015		2014	2015
	(dollars in thousands)
Revenue for groups of similar services:
Search
Yahoo Properties	$360,041	$462,973	29%	$731,785	$938,467	28%
Affiliate sites	68,377	58,153	(15)%	141,400	114,325	(19)%

Total Search revenue	$428,418	$521,126	22%	$873,185	$1,052,792	21%

Display
Yahoo Properties	$387,965	$347,722	(10)%	$796,158	$688,265	(14)%
Affiliate sites	48,088	152,654	217%	93,119	275,844	196%

Total Display revenue	$436,053	$500,376	15%	$889,277	$964,109	8%

Other	$219,720	$221,763	1%	$454,459	$452,334	0%

Total revenue	$1,084,191	$1,243,265	15%	$2,216,921	$2,469,235	11%

Cost of revenue — TAC	$43,826	$200,230	357%	$89,735	$383,369	327%
Cost of revenue — other	295,786	295,932	0%	589,389	581,195	(1)%
Sales and marketing	253,198	274,304	8%	555,523	549,661	(1)%
Product development	291,778	306,428	5%	560,042	633,175	13%
General and administrative	154,881	180,595	17%	319,504	354,108	11%
Amortization of intangibles	15,164	19,982	32%	33,504	40,055	20%
Gain on sale of patents	(61,500)	(9,100)	(85)%	(61,500)	(11,100)	(82)%
Restructuring charges, net	52,621	19,688	(63)%	62,108	70,920	14%

Total operating expenses	$1,045,754	$1,288,059	23%	$2,148,305	$2,601,383	21%

Income (loss) from operations	$38,437	$(44,794)	(217)%	$68,616	$(132,148)	(293)%

Includes:
Stock-based compensation expense	$102,445	$125,130	22%	$211,626	$240,826	14%

The following table sets forth selected information concerning our results of operations as a percentage of revenue for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue for groups of similar services:
Search
Yahoo Properties	33%	37%	33%	38%
Affiliate sites	7%	5%	6%	5%

Total Search revenue	40%	42%	39%	43%

Display
Yahoo Properties	36%	28%	36%	28%
Affiliate sites	4%	12%	4%	11%

Total Display revenue	40%	40%	40%	39%

Other	20%	18%	21%	18%

Total revenue	100%	100%	100%	100%

Cost of revenue — TAC	4%	16%	4%	15%
Cost of revenue — other	27%	24%	27%	24%
Sales and marketing	24%	22%	25%	22%
Product development	27%	25%	25%	26%
General and administrative	14%	15%	14%	14%
Amortization of intangibles	1%	1%	2%	2%
Gain on sale of patents	(6)%	(1)%	(3)%	(1)%
Restructuring charges, net	5%	2%	3%	3%

Total operating expenses	96%	104%	97%	105%

Income (loss) from operations	4%	(4)%	3%	(5)%

Includes:
Stock-based compensation expense	9%	10%	10%	10%

Management Reporting

We continue to manage our business geographically. The primary areas of measurement and decision-making are currently the Americas, EMEA, and Asia Pacific. Management relies on an internal reporting process that provides revenue, revenue ex-TAC, direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, our segments.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2014	2015		2014	2015
	(dollars in thousands)
Revenue by segment:
Americas	$805,535	$992,210	23%	$1,672,463	$1,976,931	18%
EMEA	97,847	85,830	(12)%	189,417	166,916	(12)%
Asia Pacific	180,809	165,225	(9)%	355,041	325,388	(8)%

Total revenue	$1,084,191	$1,243,265	15%	$2,216,921	$2,469,235	11%

TAC by segment:
Americas	$30,296	$180,822	497%	$64,390	$347,477	440%
EMEA	10,212	12,950	27%	19,405	24,654	27%
Asia Pacific	3,318	6,458	95%	5,940	11,238	89%

Total TAC	$43,826	$200,230	357%	$89,735	$383,369	327%

Revenue ex-TAC by segment:
Americas	$775,239	$811,388	5%	$1,608,073	$1,629,454	1%
EMEA	87,635	72,880	(17)%	170,012	142,262	(16)%
Asia Pacific	177,491	158,767	(11)%	349,101	314,150	(10)%

Total revenue ex-TAC	1,040,365	1,043,035	0%	2,127,186	2,085,866	(2)%

Direct costs by segment(1):
Americas	60,167	76,148	27%	120,977	134,892	12%
EMEA	21,395	20,551	(4)%	43,339	40,702	(6)%
Asia Pacific	48,139	51,818	8%	94,967	102,550	8%
Global operating costs(2)	631,801	649,915	3%	1,282,659	1,334,006	4%
Depreciation and amortization	146,860	153,679	5%	304,394	305,218	0%
Stock-based compensation expense	102,445	125,130	22%	211,626	240,826	14%
Gain on sale of patents	(61,500)	(9,100)	(85)%	(61,500)	(11,100)	(82)%
Restructuring charges, net	52,621	19,688	(63)%	62,108	70,920	14%

Income (loss) from operations	$38,437	$(44,794)	(217)%	$68,616	$(132,148)	(293)%

(1)

Direct costs for each segment include costs associated with the local sales teams and other cost of revenue. Prior to the fourth quarter of 2014, marketing, media, costs associated with Yahoo Properties and ad operation costs were managed locally and included as direct costs for each segment. Prior period amounts have been revised to conform to the current presentation.

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

Revenue

We generate revenue principally from search and display advertising on Yahoo Properties and Affiliate sites, with the majority of our revenue coming from advertising on Yahoo Properties. Our margins on revenue from advertising on Yahoo Properties are generally higher than our margins on revenue from advertising on Affiliate sites, as we pay TAC to our Affiliates. Additionally, we generate revenue from other sources including listings-based services, facilitating commercial transactions, royalties, patent licenses, and consumer and business fee-based services. For additional information about how we generate and recognize revenue, see “Results of Operations — Revenue — Mobile Revenue, — Search Revenue, — Display Revenue, and —Other Revenue” included in our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Search Revenue

Search revenue for the three and six months ended June 30, 2015 increased by 22 percent and 21 percent, respectively, compared to the same periods of 2014. This increase in search revenue was attributable to increased revenue on Yahoo Properties of $103 million and $207 million for the three and six months ended June 30, 2015, respectively, primarily in the Americas region, resulting from higher search volume on PCs due primarily to the Mozilla Agreement, which contributed $99 million and $202 million for the respective periods, as well as higher search volume on mobile devices. This increase was partially offset by a decline in Affiliate search revenue of $10 million and $27 million for the three and six months ended June 30, 2015, respectively, primarily in the Asia Pacific and EMEA regions.

The search revenue declines in the EMEA and Asia Pacific regions for the three and six months ended June 30, 2015 were primarily due to the impact of unfavorable foreign exchange fluctuations of $11 million and $21 million, respectively, for the three and six months ended June 30, 2015, using the foreign currency exchange rates from the three and six months ended June 30, 2014.

Display Revenue

Display revenue for the three months ended June 30, 2015 increased by 15 percent, compared to the same period of 2014. The increase in display revenue was driven by increased Affiliate revenue of $105 million, primarily in the Americas region resulting primarily from an increase in video and native advertising, including incremental revenue from the BrightRoll acquisition, as well as an increase in revenue from advertising on mobile devices and improved stabilization of our legacy PC business during the three months ended June 30, 2015. Display advertising on Yahoo Properties declined $40 million, primarily due to a lower volume of premium and audience advertising, which was partially offset by the increase in native advertising revenue.

Display revenue for the six months ended June 30, 2015 increased by 8 percent, compared to the same period of 2014. The increase in display revenue was driven by increased Affiliate revenue of $183 million, primarily in the Americas region resulting primarily from an increase in video and native advertising, including incremental revenue from the BrightRoll acquisition, as well as an increase in revenue from advertising on mobile devices. Display advertising on Yahoo Properties declined $108 million, primarily due to a lower volume of premium and audience advertising, as well as lower Price-per-Ad (as defined below) on audience advertising. This decline was partially offset by the increase in native advertising revenue.

Additionally, the increase in display revenue for the three and six months ended June 30, 2015 was partially offset by the impact of unfavorable foreign exchange fluctuations of $18 million and $28 million, respectively, for the three and six months ended June 30, 2015, using the foreign currency exchange rates from the three and six months ended June 30, 2014.

Other Revenue

Other revenue for the three months ended June 30, 2015 increased by 1 percent compared to the same period of 2014. The year-over-year increase was primarily due to an increase in fees revenue of $21 million, partially offset by a decline in listings-based revenue of $19 million.

Other revenue for the six months ended June 30, 2015 was roughly flat compared to the same period of 2014. The year-over-year decrease was primarily due to a decline in listings-based revenue of $35 million, partially offset by an increase in fees revenue of $33 million.

We expect other revenue to be impacted in the six months ending December 31, 2015 as the royalty revenue associated with the TIPLA will cease in the three months ending September 30, 2015. We expect to recognize $60 million in royalty revenue from the TIPLA in the three months ending September 30, 2015. No royalty revenue from the TIPLA will be recognized during the three months ending December 31, 2015, or in any periods thereafter.

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

We periodically review, refine and update our methodologies for monitoring, gathering, and counting number of Paid Clicks and Ads Sold and for calculating search click-driven revenue, Price-per-Click, and Price-per-Ad. Commencing in the three months ended March 31, 2015, our display volume and price metrics (Ads Sold and Price-per-Ad) include (a) results from Yahoo Properties worldwide (other than Japan, where Yahoo branded sites are operated by third-party licensees), whereas previously those metrics excluded countries and regions where historical data was not previously retained in a manner that would support period-to-period comparisons; (b) results from Affiliate sites (including Affiliates of Flurry and BrightRoll) and (c) historical Tumblr data commencing in the three months ended June 30, 2013, whereas previously Tumblr data was limited to (i) native ad results commencing in the three months ended March 31, 2014 and (ii) other display ad results commencing in the three months ended September 30, 2014. Prior period amounts have been updated to conform to the current presentation.

Search Metrics

For the three and six months ended June 30, 2015, Paid Clicks and Price-per-Click increased 13 percent and 4 percent, and increased 17 percent and 3 percent, respectively, compared to the same periods of 2014. The increase in Paid Clicks for both the three and six months ended June 30, 2015 was primarily attributable to an increase in Paid Clicks on Yahoo Properties in the Americas region, attributable to our agreements with Mozilla and other partners. This increase was partially offset by a decline in Paid Clicks from Affiliate traffic due to traffic quality improvement initiatives conducted by us in 2014. The increase in Price-per-Click for both the three and six months ended June 30, 2015 was attributable to favorable mix shifts towards higher monetizing partners and from Affiliate traffic quality improvement initiatives conducted by us. Improvements in the search metrics resulted in year-over-year growth of 17 percent and 21 percent in search click-driven revenue for the three and six months ended June 30, 2015, respectively.

Display Metrics

For the three months ended June 30, 2015, the number of Ads Sold and Price-per-Ad increased 9 percent and 10 percent, respectively, compared to the same period of 2014. The increase in Ads Sold year-over-year was attributable to an increase in video and native ad units sold which was partially offset by a decline in premium ad units sold. Native ad units represented approximately 41 percent of total Ads Sold for the three months ended June 30, 2015, as compared to 31 percent of total Ads Sold for the three months ended June 30, 2014. The increase in Price-per-Ad was due to improved pricing for native and premium advertising and an improved mix of video inventory, partially offset by a shift in the mix of Ads Sold from premium advertising to native advertising, which is lower monetizing.

For the six months ended June 30, 2015, the number of Ads Sold increased 17 percent and Price-per-Ad decreased 3 percent, compared to the same period of 2014. The increase in Ads Sold year-over-year was primarily attributable to an increase in video and native ad units sold which was partially offset by a decline in premium ad units sold. Native ad units represented approximately 41 percent of total Ads Sold for the six months ended June 30, 2015, as compared to 24 percent of total Ads Sold for the six months ended June 30, 2014. The decrease in Price-per-Ad was due to a shift in the mix of Ads Sold from premium advertising to native advertising offset by an improved mix of video inventory, and a decline in pricing for audience advertising. This decrease was partially offset by improved pricing in native advertising.

Revenue and Revenue ex-TAC by Segment

Americas

Americas revenue for the three and six months ended June 30, 2015 increased $187 million, or 23 percent, and $304 million, or 18 percent, respectively, compared to the same periods of 2014. The increase in Americas revenue for the three months ended June 30, 2015 was primarily attributable to increases in search and display revenue of $101 million and $77 million, respectively. The increase in Americas revenue for the six months ended June 30, 2015 was primarily attributable to increases in Americas search and display revenue of $195 million and $99 million, respectively. The increase in Americas search revenue for the three and six months ended June 30, 2015 included $98 million and $201 million, respectively, attributable to the Mozilla Agreement. The increase in Americas display revenue for the three and six months ended June 30, 2015 was primarily associated with incremental revenue from the BrightRoll acquisition and an increase in revenue from mobile devices.

Revenue in the Americas accounted for approximately 80 percent of total revenue for both the three and six months ended June 30, 2015 compared to 74 percent and 75 percent for the three and six months ended June 30, 2014, respectively.

Americas revenue ex-TAC for the three and six months ended June 30, 2015 increased $36 million, or 5 percent, and $21 million, or 1 percent, compared to the same periods of 2014. The increase in Americas revenue ex-TAC for the three months ended June 30, 2015 was primarily attributable to an increase in display revenue ex-TAC of $31 million and other revenue ex-TAC of $9 million, partially offset by a decline in search revenue ex-TAC of $3 million. The increase in Americas revenue ex-TAC for the six months ended June 30, 2015 was primarily attributable to an increase in display revenue ex-TAC of $18 million and other revenue ex-TAC of $11 million, partially offset by a decline in search revenue ex-TAC of $8 million. The increase in Americas display revenue ex-TAC for the three and six months ended June 30, 2015 was primarily attributable to an increase in Affiliate revenue ex-TAC associated with incremental revenue from the BrightRoll acquisition, as well as an increase in display revenue ex-TAC from mobile devices. This increase is partially offset by declines in display revenue ex-TAC on Yahoo Properties related to premium and audience advertising. The increase in other revenue ex-TAC in the Americas for the three and six months ended June 30, 2015 is attributable to an increase in fees revenue partially offset by a decline in listings revenue. The decline in Americas search revenue ex-TAC for the three and six months ended June 30, 2015 was primarily due to TAC growth associated with payments to distribution partners outpacing search click-driven revenue, partially offset by an increase in search revenue ex-TAC from mobile devices. TAC associated with the Mozilla Agreement was $93 million and $186 million for the three and six months ended June 30, 2015, respectively.

Revenue ex-TAC in the Americas accounted for approximately 78 percent of total revenue ex-TAC for both the three and six months ended June 30, 2015 compared to 75 percent and 76 percent for the three and six months ended June 30, 2014, respectively.

EMEA

EMEA revenue for the three and six months ended June 30, 2015 decreased $12 million, or 12 percent, and $23 million, or 12 percent, respectively, compared to the same periods of 2014, due to the impact of unfavorable foreign exchange fluctuations of $15 million and $24 million for the three and six months ended June 30, 2015, respectively, using the foreign currency exchange rates from the three and six months ended June 30, 2014. The impact of the unfavorable foreign exchange fluctuations was also the primary reason for the decrease in EMEA display and search revenue of $6 million and $3 million, respectively, for the three months ended June 30, 2015, and $12 million and $5 million, respectively, for the six months ended June 30, 2015. In addition, other revenue in EMEA declined $3 million and $6 million, respectively, for the three and six months ended June 30, 2015 primarily due to a decline in listings-based revenue.

Revenue in EMEA accounted for approximately 7 percent of total revenue for both the three and six months ended June 30, 2015, respectively, compared to 9 percent for both the three and six months ended June 30, 2014.

EMEA revenue ex-TAC for the three and six months ended June 30, 2015 decreased $15 million, or 17 percent, and $28 million, or 16 percent, respectively, compared to the same periods of 2014, primarily due to unfavorable foreign exchange fluctuations of $13 million and $20 million for the three and six months ended June 30, 2015, respectively, using the foreign currency exchange rates from the three and six months ended June 30, 2014. The impact of the unfavorable foreign exchange fluctuations contributed to the decrease in EMEA display and search revenue ex-TAC of $8 million and $4 million, respectively, for the three months ended June 30, 2015 and $16 million and $6 million, respectively, for the six months ended June 30, 2015. The declines in EMEA display revenue ex-TAC were also attributable to declines in premium and audience advertising. The declines in EMEA search revenue ex-TAC were also attributable to a decline in Affiliate revenue in the region due to lower volume of Paid Clicks and a decline in Price-per-Click. In addition, other revenue ex-TAC in EMEA decreased $3 million and $6 million, respectively, for the three and six months ended June 30, 2015 primarily due to a decline in listings-based revenue.

Revenue ex-TAC in EMEA accounted for approximately 7 percent of total revenue ex-TAC for both the three and six months ended June 30, 2015, respectively, compared to 8 percent for both the three and six months ended June 30, 2014.

Asia Pacific

Asia Pacific revenue for the three and six months ended June 30, 2015 decreased $16 million, or 9 percent, and $30 million, or 8 percent, respectively, compared to the same periods of 2014, primarily due to the impact of unfavorable foreign exchange fluctuations of $12 million and $22 million for the three and six months ended June 30, 2015, respectively, using the foreign currency exchange rates from the three and six months ended June 30, 2014. The impact of the unfavorable foreign exchange fluctuations was also the primary reason for the decrease in Asia Pacific display, search and other revenue of $8 million, $5 million and $3 million, respectively, for the three months ended June 30, 2015 and $13 million, $11 million and $6 million, respectively, for the six months ended June 30, 2015. Additionally, the decrease in Asia Pacific display revenue was attributable to declines in premium and audience advertising, while the decrease in Asia Pacific search revenue was attributable to a decline in Affiliate revenue in the region due to lower volume of Paid Clicks.

Revenue in Asia Pacific accounted for approximately 13 percent of total revenue for both the three and six months ended June 30, 2015, respectively, compared to 17 percent and 16 percent for the three and six months ended June 30, 2014, respectively.

Asia Pacific revenue ex-TAC for the three and six months ended June 30, 2015 decreased $19 million, or 11 percent, and $35 million, or 10 percent, respectively, compared to the same periods of 2014, primarily due to the impact of unfavorable foreign exchange fluctuations of $11 million and $22 million for the three and six months ended June 30, 2015, respectively, using the foreign currency exchange rates from the three and six months ended June 30, 2014. The impact of the unfavorable foreign exchange fluctuations contributed to the decrease in Asia Pacific display, search and other revenue ex-TAC of $11 million, $5 million and $3 million, respectively, for the three months ended June 30, 2015, and $18 million, $11 million and $6 million, respectively, for the six months ended June 30, 2015. Additionally, the decrease in Asia Pacific display revenue ex-TAC was attributable to declines in premium and audience advertising, while the decrease in Asia Pacific search revenue ex-TAC was attributable to a decline in Affiliate revenue in the region due to lower volume of Paid Clicks.

Revenue ex-TAC in Asia Pacific accounted for approximately 15 percent of total revenue ex-TAC for both the three and six months ended June 30, 2015, respectively, compared to 17 percent and 16 percent for the three and six months ended June 30, 2014, respectively.

Direct Costs by Segment

Starting in the fourth quarter of 2014, direct costs for each segment include costs associated with the local sales teams and other cost of revenue. Prior to the fourth quarter of 2014, marketing, media, costs associated with Yahoo Properties and ad operation costs were managed locally and included as direct costs for each segment. Prior period amounts have been revised to conform to the current presentation.

Americas

For the three and six months ended June 30, 2015, direct costs attributable to the Americas segment increased $16 million, or 27 percent, and $14 million, or 12 percent, respectively, compared to the same periods of 2014, primarily due to higher compensation costs of $15 million and $13 million, respectively, and marketing and public relations expense of $2 million and $3 million, respectively, partially offset by lower content costs of $2 million and $5 million, respectively.

Direct costs attributable to the Americas segment represented approximately 9 percent and 8 percent of Americas revenue ex-TAC for the three and six months ended June 30, 2015, respectively, compared to 8 percent for both the three and six months ended June 30, 2014, respectively.

EMEA

For the three and six months ended June 30, 2015, direct costs attributable to the EMEA segment decreased $1 million, or 4 percent, and $3 million, or 6 percent, respectively, compared to the same periods of 2014 due to lower compensation costs.

Direct costs attributable to the EMEA segment represented approximately 28 percent and 29 percent of EMEA revenue ex-TAC for the three and six months ended June 30, 2015, respectively, compared to 24 percent and 25 percent for the three and six months ended June 30, 2014, respectively.

Asia Pacific

For the three and six months ended June 30, 2015, direct costs attributable to the Asia Pacific segment increased $4 million, or 8 percent, and $8 million, or 8 percent, respectively, compared to the same periods of 2014, primarily attributable to an increase in other cost of revenue of $7 million and $12 million, respectively, related to our ecommerce business in the region, partially offset by a decline in compensation costs of $3 million and $4 million, respectively.

Direct costs attributable to the Asia Pacific segment represented approximately 33 percent of Asia Pacific revenue ex-TAC for both the three and six months ended June 30, 2015, respectively, compared to 27 percent for both the three and six months ended June 30, 2014.

Operating Costs and Expenses

Cost of Revenue — TAC

Cost of revenue - TAC consists of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo Properties. We also have an agreement to compensate Mozilla for being the default search provider on certain of Mozilla’s products in the United States. We record those payments as cost of revenue — TAC.

Cost of revenue - TAC for the three and six months ended June 30, 2015 increased $156 million, or 357 percent, and $294 million, or 327 percent, respectively, compared to the same periods of 2014, primarily due to increased search TAC in the Americas region associated with payments to Mozilla of $94 million and $188 million, respectively, as well as increased display TAC in the Americas region associated with incremental TAC from the Flurry and BrightRoll acquisitions.

We expect cost of revenue — TAC to continue to grow in 2015 as we invest in scaling and optimizing our businesses and partnerships, including Gemini syndication, BrightRoll, Mozilla, and other syndication partners.

Cost of revenue - TAC represented approximately 16 percent and 15 percent of GAAP revenue for the three and six months ended June 30, 2015, respectively, compared to 4 percent for both the three and six months ended June 30, 2014.

Cost of Revenue — Other

Cost of revenue — other consists of bandwidth costs, and other expenses associated with the production and usage of Yahoo Properties, including content expense and amortization of developed technology and patents. Cost of revenue — other also includes costs for Yahoo’s technology platforms and infrastructure, including depreciation expense and other operating costs, directly related to revenue generating activities.

Cost of revenue — other was roughly flat for the three months ended June 30, 2015 compared to the same period of 2014. There were declines in bandwidth costs of $8 million and compensation costs of $6 million that were offset by higher cost of revenue of $15 million primarily related to algorithmic serving costs, our ecommerce business in the Asia Pacific region, and BrightRoll video advertising fees.

Cost of revenue — other decreased $8 million, or 1 percent, for the six months ended June 30, 2015 compared to the same period of 2014. The decrease for the six months ended June 30, 2015, compared to 2014, was primarily due to a decrease in bandwidth costs of $18 million, and stock-based compensation expense of $17 million. This decrease was partially offset by higher cost of revenue of $23 million primarily related to algorithmic serving costs, our ecommerce business in the Asia Pacific region, BrightRoll video advertising fees, and rich media serving costs.

Cost of revenue — other represented approximately 24 percent of GAAP revenue for both the three and six months ended June 30, 2015 compared to 27 percent for both the three and six months ended June 30, 2014.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses (including stock-based compensation expense), sales commissions, and travel costs.

Sales and marketing expenses for the three months ended June 30, 2015 increased $21 million, or 8 percent, compared to the same period of 2014, primarily attributable to increases of $9 million in stock-based compensation expense and $10 million in marketing expense. The increase in marketing expense was primarily due to brand marketing campaigns in 2015 for which there were no similar campaigns in 2014.

Sales and marketing expenses for the six months ended June 30, 2015 decreased $6 million, or 1 percent, compared to the same period of 2014, primarily attributable to decreases of $4 million in stock-based compensation expense and $18 million in other compensation costs, partially offset by an increase in marketing expenses of $16 million. The decline in other compensation costs was primarily attributable to a 9 percent decrease in headcount year-over-year, as well as a decline in transition and relocation costs. The increase in marketing expense was primarily due to brand marketing campaigns in 2015 for which there were no similar campaigns in 2014.

Sales and marketing expenses represented approximately 22 percent of GAAP revenue for both the three and six months ended June 30, 2015 compared to 24 percent and 25 percent for the three and six months ended June 30, 2014, respectively.

We expect sales and marketing expense to increase in the three months ending September 30, 2015 to support our search initiatives.

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

Product development expenses for the three months ended June 30, 2015 increased $15 million, or 5 percent, compared to the same period of 2014, primarily attributable to increases of $11 million in stock-based compensation expense and $9 million in compensation costs, partially offset by a decline in depreciation and amortization expense of $3 million and facilities and equipment expense of $3 million. The increase in stock-based compensation expense was due to an increase in the number of awards granted at a higher fair value.

Product development expenses for the six months ended June 30, 2015 increased $73 million, or 13 percent, compared to the same period of 2014, primarily attributable to increases of $46 million in stock-based compensation expense, $30 million in compensation costs, as well as a decline in capitalizable projects of $15 million. This increase was partially offset by a decline in facilities and equipment expense of $9 million and a decline in depreciation and amortization expense of $8 million. The increase in stock-based compensation expense was due to an increase in the number of awards granted at a higher fair value. The increase in compensation costs was primarily attributable to investments in our Mavens offerings, headcount increases from the BrightRoll and Flurry acquisitions, and increased compensation costs due to changes in the location of employees, slightly offset by decreases in our contractor workforce expenses and relocation costs.

Product development expenses represented approximately 25 percent and 26 percent of GAAP revenue for the three and six months ended June 30, 2015, respectively, compared to 27 percent and 25 percent for the three and six months ended June 30, 2014, respectively.

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses (including stock-based compensation expense) related to corporate departments and fees for professional services and includes costs related to our non-data center facilities.

General and administrative expenses for the three months ended June 30, 2015 increased $26 million, or 17 percent, compared to the same period of 2014, primarily attributable to an increase of $12 million due to net gains on disposal of assets and business tax refunds received in 2014 for which there are no similar benefits in 2015, as well as an increase in depreciation and amortization expense of $4 million and advisory costs and other outside service provider expenses of $10 million.

General and administrative expenses for the six months ended June 30, 2015 increased $35 million, or 11 percent, compared to the same period of 2014, primarily attributable to increases of $12 million due to net gains on disposal of assets and business tax refunds received in 2014 for which there are no similar benefits in 2015, $6 million in outside service provider expense, $4 million in stock-based compensation expense, $3 million in depreciation and amortization expense, $3 million in travel and entertainment expense, and $2 million in compensation costs.

General and administrative expenses represented approximately 15 percent and 14 percent of GAAP revenue for the three and six months ended June 30, 2015, respectively, compared to 14 percent for both the three and six months ended June 30, 2014.

Gains on Sales of Patents

During the three and six months ended June 30, 2015, we sold certain patents and recorded gains on sales of patents of approximately $9 million and $11 million, respectively, and during the three and six months ended June 30, 2014 we sold certain patents and recorded gains on sales of patents of approximately $62 million.

Gains on sales of patents in the three months ending September 30, 2015 and the three months ending December 31, 2015 may be less than our gains on sales of patents in the same periods of 2014.

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

Amortization of intangibles for the three and six months ended June 30, 2015 increased $5 million, or 32 percent, and $7 million, or 20 percent, respectively, compared to the same periods of 2014. For the three and six months ended June 30, 2015, the increase in amortization of intangibles was primarily driven by incremental amortization of intangible assets related to BrightRoll, which we acquired in the fourth quarter of 2014, partially offset by a decline in expense for fully amortized assets.

Amortization of intangibles represented approximately 1 percent and 2 percent of GAAP revenue for the three and six months ended June 30, 2015, respectively, compared to 1 percent and 2 percent for the three and six months ended June 30, 2014, respectively.

Restructuring Charges, Net

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Employee severance pay and related costs	$82	$7,149	$3,673	$51,149
Non-cancelable lease, contract termination, and other charges	61,906	13,403	68,438	22,020
Reversals of previous charges	(2,336)	(790)	(2,972)	(4,021)
Non-cash accelerations of stock-based compensation expense	-	-	-	2,705
Other non-cash credits	(7,031)	(74)	(7,031)	(933)

Restructuring charges, net	$52,621	$19,688	$62,108	$70,920

We have implemented various restructuring plans to reduce our cost structure, align resources with our product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers. For the three months ended June 30, 2014, we recorded expense of $50 million related to the Americas segment and $3 million related to the EMEA segment. For the three months ended June 30, 2015, we recorded expense of $12 million, $7 million, and $1 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the six months ended June 30, 2014, we recorded expense of $55 million related to the Americas segment and $7 million related to the EMEA segment. For the six months ended June 30, 2015, we recorded expense of $53 million, $14 million, and $4 million related to the Americas, EMEA, and Asia Pacific segments, respectively. The amounts recorded during the three and six months ended June 30, 2014 were primarily related to the consolidation of a data center as we ceased use of that facility pursuant to a restructuring plan we initiated in 2011. The amounts recorded during the three and six months ended June 30, 2015 were primarily related to severance, facility and other related costs pursuant to a restructuring plan that we initiated in 2015.

The $69 million restructuring liability as of June 30, 2015 consisted of $8 million for employee severance pay expenses, which we expect to pay out by the end of the second quarter of 2016, and $61 million relating to non-cancelable lease costs, which we expect to pay over the terms of the related obligations through the third quarter of 2022, less estimated sublease income.

See Note 14 — “Restructuring Charges, Net” in the Notes to our condensed consolidated financial statements for additional information.

Other Expense, Net

Other expense, net was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Interest, dividend and investment income	$5,596	$8,034	$11,033	$16,879
Interest expense	(17,088)	(17,558)	(34,169)	(35,128)
Gain (loss) on Hortonworks warrants	-	5,449	-	(6,460)
Other	(2,097)	(7,666)	(3,906)	(18,095)

Total other expense, net	$(13,589)	$(11,741)	$(27,042)	$(42,804)

Interest, dividend and investment income consists of income earned from cash and cash equivalents in bank accounts, and investments made in marketable debt securities. Interest, dividend and investment income increased $2 million and $6 million for the three and six months ended June 30, 2015, respectively, compared to the same periods of 2014, primarily due to an increase in interest income.

Interest expense was flat for the three months ended June 30, 2015 and increased $1 million for the six months ended June 30, 2015, respectively, compared to the same periods of 2014. Interest expense is primarily related to the accreted non-cash interest expense related to the 0.00% Convertible Senior Notes due 2018 (“Notes”) we issued in November 2013.

During the three and six months ended June 30, 2015, we recorded a gain of $5 million and a loss of $6 million, respectively, due to the change in estimated fair value of the Hortonworks warrants during the respective periods, which was included within other expense, net in the condensed consolidated statements of operations.

Other increased $6 million for the three months ended June 30, 2015, compared to the same period of 2014, primarily due to foreign exchange losses from hedging activities of $11 million offset by unrealized foreign exchange currency transaction gains of $8 million. Other increased $14 million for the six months ended June 30, 2015, compared to the same period of 2014, primarily due to unrealized foreign exchange currency transaction losses of $25 million partially offset by foreign exchange gains from hedging activities of $12 million.

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

We recorded income tax expense of $8 million and $58 million for the three months ended June 30, 2014 and 2015, respectively. We recorded income tax expense of $12 million and $18 million for the six months ended June 30, 2014 and 2015, respectively. Despite the pre-tax loss, we recorded income tax expense for the three and six months ended June 30, 2015, based on forecasted tax expense for fiscal year 2015 as a result of tax expense in profitable jurisdictions being higher than tax benefits anticipated in loss jurisdictions. The tax provision increased in the three and six months ended June 30, 2015 compared to the same period last year primarily due to non-deductible acquisition costs plus limited tax benefits in loss jurisdictions combined with tax expense in profitable jurisdictions.

As of June 30, 2015, we do not anticipate repatriating our undistributed foreign earnings of approximately $3.0 billion. Those earnings are principally related to our equity method investment in Yahoo Japan. If those earnings were to be repatriated in the future, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Our gross amount of unrecognized tax benefits as of June 30, 2015 was $1,041 million, of which $987 million is recorded on our condensed consolidated balance sheets. The gross unrecognized tax benefits as of June 30, 2015 increased by $17 million from the recorded balance as of December 31, 2014.

We are in various stages of examination and appeal in connection with our taxes both in the U.S. and in foreign jurisdictions. Those audits generally span tax years 2005 through 2013. As of June 30, 2015, our 2011 through 2013 U.S. federal income tax returns are currently under examination. We have protested the proposed California Franchise Tax Board’s adjustments to the 2005 through 2008 returns, but no conclusions have been reached to date. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions are expected to be resolved in the foreseeable future. As a result, it is reasonably possible that our unrecognized tax benefits could be reduced by up to approximately $153 million in the next twelve months. We believe that we have adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

In the three months ended March 31, 2015, we satisfied the $3.3 billion income tax liability related to the sale by Yahoo! Hong Kong Holdings Limited, our wholly-owned subsidiary, of Alibaba Group ADSs in the Alibaba Group IPO on September 24, 2014. As of June 30, 2015, we accrued deferred tax liabilities of $12.8 billion associated with the Alibaba Group shares that we retained. Such deferred tax liabilities will be subject to periodic adjustments due to changes in the fair value of the Alibaba Group shares. These deferred tax liabilities will become obligations of Aabaco upon completion of the spin-off.

We may have additional tax liabilities in China related to the sale to Alibaba Group of 523 million Alibaba Group shares that took place during the year ended December 31, 2012 and related to the sale of 140 million Alibaba Group ADSs sold in the Alibaba Group IPO that took place during the year ended December 31, 2014. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the U.S. through the use of foreign tax credits.

Tax authorities from the Brazilian State of Sao Paulo have assessed certain indirect taxes against our Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment is for calendar years 2008 through 2011 and, translated into U.S. dollars as of June 30, 2015, totals approximately $110 million. We currently believe the assessment is without merit. We believe the risk of loss is remote and have not recorded an accrual for the assessment.

Earnings in Equity Interests

Earnings in equity interests for the three and six months ended June 30, 2015 was $96 million and $196 million, respectively, compared to $256 million and $557 million, respectively, for the same periods in 2014. The decrease for the three and six months ended June 30, 2015 was due primarily to Alibaba Group. Following the Alibaba Group IPO in September 2014, we no longer use the equity method to record our proportionate share of Alibaba Group’s financial results in our condensed consolidated financial statements. Since we no longer use the equity method to account for our interest in Alibaba Group, our earnings in equity interests and net income will also be materially lower in periods following the Alibaba Group IPO. See Note 8 — “Investments in Equity Interests Using the Equity Method of Accounting” in the Notes to our condensed consolidated financial statements for additional information. Earnings in equity interests primarily consist of our proportionate share of Yahoo Japan’s financial results, which we record one quarter in arrears.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our condensed consolidated financial statements. Noncontrolling interests recorded in the three and six months ended June 30, 2014 and 2015 were related to the Yahoo!7 venture in Australia and New Zealand.

Liquidity and Capital Resources

	December 31, 2014	June 30, 2015
	(dollars in thousands)

Cash and cash equivalents	$2,664,098	$1,188,169
Short-term marketable securities	5,327,412	4,636,152
Long-term marketable securities	2,230,892	1,169,671

Total cash, cash equivalents, and marketable securities	$10,222,402	$6,993,992

Percentage of total assets	17%	14%

	Six Months Ended June 30,
Cash Flow Highlights	2014	2015
	(in thousands)

Net cash provided by (used in) operating activities	$496,475	$(2,629,519)
Net cash (used in) provided by investing activities	$(349,609)	$1,495,952
Net cash used in financing activities	$(1,113,424)	$(329,966)

Our operating activities for the six months ended June 30, 2015 did not generate positive cash flow as we satisfied the $3.3 billion income tax liability related to the sale of Alibaba Group ADSs in September 2014.

As of June 30, 2015, we had cash, cash equivalents, and marketable securities (excluding Alibaba Group and Hortonworks equity securities) totaling $7 billion compared to $10.2 billion at December 31, 2014. During the six months ended June 30, 2015, we repurchased 4 million shares of our outstanding common stock for $204 million and we settled the $3.3 billion income tax liability related to the sale of Alibaba Group ADSs in September 2014.

Our foreign subsidiaries held $527 million of our total $7 billion of cash and cash equivalents and marketable securities (excluding Alibaba Group and Hortonworks equity securities) as of June 30, 2015. The cumulative earnings remaining in our consolidated foreign subsidiaries, if repatriated to the U.S., under current law, would be subject to U.S. income taxes with an adjustment for foreign tax credits. For the earnings that are considered indefinitely reinvested outside the U.S., principally related to our equity method investment in Yahoo Japan, we do not anticipate a need to repatriate these earnings for use in our U.S. operations.

On October 19, 2012, we entered into a credit agreement with Citibank, N.A., as Administrative Agent (as amended “Credit Agreement”) that provides for a $750 million unsecured revolving credit facility, subject to increase by up to $250 million in accordance with its terms, which is scheduled to terminate on July 22, 2016. As of June 30, 2015, we were in compliance with the financial covenants in the Credit Agreement and no amounts were outstanding.

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

Cash Flow Changes

Net cash provided by (used in) operating activities.  For the six months ended June 30, 2015, operating activities used $2,630 million in cash primarily due to satisfying the $3.3 billion income tax liability related to the sales of Alibaba Group ADSs in September 2014. Net income for the six months ended June 30, 2015 was $3 million, which was adjusted for the following increases related to non-cash items: depreciation, amortization of intangibles and accretion of Notes discount of $336 million, stock-based compensation expense of $244 million, loss from sales of investments, assets, and other, net of $45 million, and loss from Hortonworks warrants of $6 million, partially offset by reductions for non-cash items including: earnings in equity interests of $196 million, excess tax benefits from stock-based awards of $2 million, gains on sale of patents of $11 million, deferred income taxes of $13 million, and tax detriments from stock-based awards of $4 million. Additionally, we received dividends from equity investees of $142 million, had sources of cash from working capital of $326 million, offset by uses of cash from working capital of $3,505 million, which included the reduction of the income tax liability related to the sale of Alibaba Group shares in September 2014, as noted above.

For the six months ended June 30, 2014, operating activities provided $496 million in cash. Net income for the six months ended June 30, 2014 was $586 million, which was adjusted for the following increases related to non-cash items: depreciation, amortization of intangibles and accretion of Notes discount of $334 million, stock-based compensation expense of $212 million, tax benefits from stock-based awards of $77 million, deferred income taxes of $14 million, and loss from sales of investments, assets, and other, net of $19 million, offset by reductions for non-cash items including: earnings in equity interests of $557 million, excess tax benefits from stock-based awards of $79 million, gains on sale of patents of $62 million and non-cash restructuring reversals of $7 million. Additionally, we received dividends from equity investees of $84 million, had sources of cash from working capital of $168 million, offset by uses of cash from working capital of $292 million.

Net cash (used in) provided by investing activities.     In the six months ended June 30, 2015, the $1,496 million provided by investing activities was due to proceeds from sales and maturities of marketable securities, net of purchases, of $1,731 million, $20 million proceeds from the sale of patents, and $61 million in net proceeds from settlement of derivative hedge contracts, partially offset by $290 million used for capital expenditures, $21 million used for acquisitions, and $5 million used for the purchase of intangibles and other activities.

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

Net cash used in financing activities.  In the six months ended June 30, 2015, the $330 million used in financing activities was due to $204 million used for the repurchase of 4 million shares of common stock at an average price of $47.65 per share, $16 million used for distributions to non-controlling interests, and $159 million used for tax withholding payments related to net share settlements of restricted stock units and other financing activities. This use of cash was partially offset by $47 million in cash proceeds received from employee stock option exercises and employee stock purchases made through our employee stock purchase plan, and an excess tax benefit from stock-based awards of $2 million.

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

During the six months ended June 30, 2015, we repurchased approximately 4 million shares of our common stock at an average price of $47.65 per share for a total of $204 million. The following table provides the remaining authorization and repurchases by program:

	November 2013 Program	March 2015 Program	Total
	(in millions)
January 1, 2015	$930	$-	$930
Authorized Share Repurchase amount under March 2015 Program	-	2,000	2,000
Total repurchases in the first quarter	(204)	-	(204)
Total repurchases in the second quarter	-	-	-

June 30, 2015	$726	$2,000	$2,726

Capital Expenditures, Net

Capital expenditures are generally comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, real estate, and capitalized software and labor for internal use software projects. Capital expenditures, net, were $290 million for the six months ended June 30, 2015 compared to $192 million in the same period of 2014. The increase in capital expenditures was primarily due to incremental investment in hardware to support Company initiatives, facilities expansions and improvements, partially offset by a decline in capitalizable software projects.

We expect capital expenditures, net to increase in 2015 from the amount recorded in 2014 as a result of increased investment activities supporting our search, communications and multiple product initiatives.

Contractual Obligations and Commitments

The following table presents certain payments due under contractual obligations with minimum commitments as of June 30, 2015 (in millions):

	Payments Due by Period
	Total	Due in 2015	Due in 2016-2017	Due in 2018-2019	Thereafter
Convertible notes(1)	$1,438	$-	$-	$1,438	$-
Operating lease obligations(2)	512	69	192	107	144
Capital lease obligations	48	9	25	14	-
Affiliate commitments(3)	1,800	218	801	750	31
Non-cancelable obligations(4)	502	115	308	79	-
Intellectual property rights(5)	19	4	9	2	4
Uncertain tax positions, including interest and penalties(6)	1,144	2	-	-	1,142

Total contractual obligations	$5,463	$417	$1,335	$2,390	$1,321

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

(6)

As of June 30, 2015, unrecognized tax benefits and potential interest and penalties resulted in accrued liabilities of $1,144 million, classified as other accrued expenses and current liabilities and deferred and other long-term tax liabilities, net on our condensed consolidated balance sheets. It is difficult to determine when the examinations will be settled or their final outcomes. See Note 15 — “Income Taxes” in the Notes to our condensed consolidated financial statements for additional information.

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

As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had such relationships. In addition, we identified no variable interests currently held in entities for which we are the primary beneficiary. In addition, as of June 30, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in a $31 million and $30 million decrease in the fair value of our available-for-sale debt securities as of December 31, 2014 and June 30, 2015, respectively.

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

We had net realized and unrealized foreign currency transaction losses of $5 million and $7 million for the three and six months ended June 30, 2014, respectively. We had net realized and unrealized foreign currency transaction losses of $8 million and $20 million for the three and six months ended June 30, 2015, respectively. These include the impact of balance sheet hedging and remeasurements of foreign denominated assets and liabilities on the balance sheets of the Company and our subsidiaries.

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

A Value-at-Risk (“VaR”) sensitivity analysis was performed on all of our foreign currency derivative positions to assess the potential impact of fluctuations in exchange rates. The VaR model uses a Monte Carlo simulation to generate thousands of random price paths assuming normal market conditions. The VaR is the maximum expected one day loss in fair value, for a given statistical confidence level, to our foreign currency derivative positions due to adverse movements in rates. The VaR model is used as a risk management tool and is not intended to represent either actual or forecasted losses. Based on the results of the model using a 99 percent confidence interval, we estimate the maximum one-day loss in the net investment hedge portfolio was $22 million and $19 million, respectively, at December 31, 2014 and June 30, 2015. The maximum one-day loss in the cash flow hedge portfolio was $3 million and $1 million, respectively, at December 31, 2014 and June 30, 2015. The maximum one-day loss in the balance sheet hedge portfolio was $2 million and $4 million, respectively, at December 31, 2014 and June 30, 2015. Actual future gains and losses associated with our derivative positions may differ materially from the sensitivity analysis performed as of June 30, 2015 due to the inherent limitations associated with predicting the timing and amount of changes in foreign currency exchange rates and our actual exposures and positions. In addition, the VaR sensitivity analysis may not reflect the complex market reactions that may arise from the market shifts modeled within this VaR sensitivity analysis.

Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, and Taiwan dollars. The statements of operations of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and six months ended June 30, 2014, revenue ex-TAC for the Americas segment for the three and six months ended June 30, 2015 would have been higher than we reported by $4 million and $6 million, respectively; revenue ex-TAC for the EMEA segment would have been higher than we reported by $13 million and $20 million, respectively; and revenue ex-TAC for the Asia Pacific segment would have been higher than we reported by $11 million and $22 million, respectively. Using the foreign currency exchange rates from the three and six months ended June 30, 2014, direct costs for the Americas segment for the three and six months ended June 30, 2015 would have been higher than we reported by $1 million and $2 million, respectively; direct costs for the EMEA segment would have been higher than we reported by $4 million and $6 million, respectively; and direct costs for the Asia Pacific segment would have been higher than we reported by $3 million and $6 million, respectively.

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

Our cash and marketable securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of December 31, 2014, net unrealized losses on these investments were $5 million. As of June 30, 2015, net unrealized gains on these investments were not material.

A sensitivity analysis was performed on our marketable equity security portfolio to assess the potential impact of fluctuations in stock price. Hypothetical declines in stock price of ten percent, twenty percent, and thirty percent were selected based on potential near-term changes in the stock price that could have an adverse effect on our marketable equity security portfolio. As of December 31, 2014 and June 30, 2015, the fair value of our marketable equity security portfolio was approximately $40 billion and $32 billion, respectively. As of June 30, 2015, declines in stock prices of ten percent, twenty percent and thirty percent would have resulted in a $3 billion, $6 billion and $9 billion decline, respectively, in the total value of our marketable equity security portfolio.

We performed a separate sensitivity analysis on our Hortonworks warrants for which we estimate fair value using the Black-Scholes model. We have held all other inputs constant and determined the impact of hypothetical declines in stock price of ten percent, twenty percent, and thirty percent, based on potential near-term changes in the stock price that could have an adverse effect on the fair value of the warrants and result in a loss recorded to the consolidated statements of operations. As of December 31, 2014 and June 30, 2015, the fair value of the Hortonworks warrants was approximately $98 million and $92 million, respectively. As of June 30, 2015, declines in stock prices of ten percent, twenty percent and thirty percent would have resulted in a $9 million, $19 million and $28 million decline, respectively, in the total value of the Hortonworks warrants.

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

Item 1A. Risk Factors

We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 27, 2015 (“2014 Annual Report”), as set forth below. Other than the risk factors listed below under “Risks Relating to Proposed Spin-Off of Remaining Holdings in Alibaba Group,” we do not believe any of the changes constitute material changes from the risk factors previously disclosed in our 2014 Annual Report, as updated by our Quarterly Report on Form 10-Q for the period ended March 31, 2015.

We face significant competition for users, advertisers, publishers, developers, and distributors.

We face significant competition from online search engines, sites offering integrated internet products and services, social media and networking sites, ecommerce sites, and broadcast and print media. In a number of international markets, especially those in Asia, Europe, the Middle East and Latin America, we face substantial competition from local Internet service providers and other entities that offer search, communications, and other commercial services.

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

For both the three and six months ended June 30, 2015, 82 percent of our total revenue came from search and display advertising. Our ability to retain and grow search and display revenue depends upon:

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

Under our Search Agreement with Microsoft, Microsoft was the exclusive provider of algorithmic and paid search services for Yahoo Properties and Affiliate sites on personal computers and the non-exclusive provider of such services on mobile devices. As of April 15, 2015, Microsoft became the non-exclusive provider of such services on all devices. Commencing on May 1, 2015, the Company has agreed to request paid search results from Microsoft for 51 percent of its search queries originating from personal computers accessing Yahoo Properties and its Affiliate sites (the “Volume Commitment”) and will display only Microsoft’s paid search results on such search result pages. Approximately 37 percent, 38 percent and 35 percent of our revenue for the three and six months ended June 30, 2015 and the year ended December 31, 2014, respectively, were attributable to the Search Agreement. Our business and operating results would be adversely affected by a significant decline in or loss of this revenue.

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

We are regularly involved in claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, privacy, consumer protection, information security, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, stockholder derivative actions, purported class action and class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. See Note 12 — “Commitments and Contingencies” in the Notes to our condensed consolidated financial statements.

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

We earn a material amount of our income from outside the U.S. As of June 30, 2015, we had undistributed foreign earnings of approximately $3 billion, principally related to our equity method investment in Yahoo Japan. While we do not currently anticipate repatriating these earnings, any repatriation of funds in foreign jurisdictions to the U.S. could result in higher effective tax rates for us and subject us to significant additional U.S. income tax liabilities.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended June 30, 2015, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $38.91 to $45.78 per share and the closing sale price on July 31, 2015 was $36.67 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results or announcements of technological innovations, significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; general economic conditions; and the operating performance and market valuation of Alibaba Group and Yahoo Japan in which we have investments. The equity valuation of our investment in Yahoo Japan may be impacted due to fluctuations in foreign currency exchange rates. We present our investment in Alibaba Group on our consolidated balance sheet as an available-for-sale marketable security. Consequently, the carrying value of this investment on our consolidated balance sheet will vary over time and fluctuations in its valuation may cause our stock price to fluctuate.

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

Risks Relating to Proposed Spin-Off of Remaining Holdings in Alibaba Group

Our proposed plan to spin off all of our remaining holdings in Alibaba Group is subject to certain conditions, and there can be no assurance that the spin-off will be completed or that the expected benefits from the proposed spin-off to Yahoo and its stockholders will be realized.

On January 27, 2015, Yahoo announced a plan for a spin-off of all of the Company’s remaining holdings in Alibaba Group into a newly formed independent registered investment company. The name selected for the new company is Aabaco Holdings, Inc. (“Aabaco”). The stock of Aabaco will be distributed pro rata to Yahoo stockholders, resulting in Aabaco becoming a separate publicly traded registered investment company. Following the completion of the transaction, Aabaco will own all of Yahoo’s remaining 384 million Alibaba Group shares, and a 100 percent ownership interest in Aabaco Small Business, LLC, a newly formed entity which will own Yahoo Small Business, a current operating business of Yahoo that will also be transferred to Aabaco as part of the transaction.

The completion of the spin-off is subject to certain conditions, including final approval by our Board, receipt of a favorable ruling (“IRS Ruling”) from the Internal Revenue Service (“IRS”) regarding certain aspects of the transaction and a legal opinion from Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden Arps”) with respect to the tax-free treatment of the transaction under U.S. federal tax laws and regulations, the effectiveness of an applicable registration statement with the SEC, and compliance with the requirements under the Investment Company Act of 1940, and other customary conditions. Each of the conditions may be waived, in whole or in part (to the extent permitted by law), by the Company in its sole discretion. The Company has also reserved the right, in its sole and absolute discretion, to abandon or modify the terms of the transaction at any time prior to the distribution date, even if the conditions to the transaction have been satisfied.

Possible delays or the failure in satisfying the above-described conditions (if not waived by the Company) or other factors, including adverse regulatory developments or determinations or adverse changes in, or interpretations of, U.S. or foreign tax laws, rules or regulations, or required third party consents, could delay or prevent completion of the proposed spin-off or cause the terms of the proposed spin-off to be materially modified. In addition, we expect that the process of completing the proposed spin-off will involve dedication of significant resources and the incurrence of significant costs and expenses.

A failure to complete the proposed spin-off may adversely affect the market price of Yahoo’s common stock. In addition, there can be no assurance that the expected benefits from the proposed spin-off to Yahoo and its stockholders will be realized or that the combined value of the common stock of the two publicly traded companies following the completion of the spin-off, Yahoo and Aabaco, will be equal to or greater than what the value of our common stock would have been had the proposed spin-off not occurred.

The spin-off could result in significant U.S. tax liabilities.

Unless waived by Yahoo, the completion of the proposed spin-off is conditioned upon the receipt by Yahoo of the IRS Ruling regarding certain U.S. federal income tax aspects of the spin-off, and upon the absence of any subsequent withdrawal, invalidation, or modification of such ruling in an adverse manner prior to the effective time of the spin-off. Although the IRS Ruling generally will be binding on the IRS, the continued validity of the IRS Ruling will be based upon and subject to the accuracy of factual statements and representations made to the IRS by Yahoo. In addition, the IRS recently announced that it is reconsidering its ruling policy with respect to certain issues under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”), which could potentially impact Yahoo’s ability to obtain the IRS Ruling. Accordingly, there is a risk that the IRS might not issue the IRS Ruling or might determine to promulgate new administrative guidance prior to the spin-off that could adversely impact the tax-free treatment of the spin-off even if Yahoo previously received the IRS Ruling. Further, as a result of the IRS’s general ruling policy with respect to transactions under Section 355 of the Code, the IRS Ruling, if received, will be limited to specified aspects of the spin-off under Section 355 of the Code, and will not represent a determination by the IRS that all of the requirements necessary to obtain tax-free treatment to holders of Yahoo’s common stock and to Yahoo have been satisfied. Moreover, if any statement or representation upon which the IRS Ruling is based is incorrect or untrue in any material respect, or if the facts upon which the IRS Ruling is based are materially different from the facts that prevail at the time of the spin-off, the IRS Ruling could be invalidated.

As a result of this IRS ruling policy, the spin-off is also conditioned upon the receipt by Yahoo of the opinion of Skadden Arps, in form and substance reasonably acceptable to Yahoo, to the effect that, under current U.S. federal income tax law, the spin-off will qualify as a tax-free transaction to Yahoo and its stockholders under Sections 355 and 368(a)(1)(D) of the Code. The opinion may rely on the continued validity of the IRS Ruling, as to the matters covered by the IRS Ruling, and will be based upon specified assumptions, as well as statements, representations, and specified undertakings made by officers of Yahoo and Aabaco. These assumptions, statements, representations, and undertakings are expected to relate to, among other things, Yahoo’s business reasons for engaging in the spin-off, the conduct of specified business activities by Yahoo and Aabaco, and the current plans and intentions of Yahoo and Aabaco to continue conducting those business activities and not to materially modify their ownership or capital structure following the spin-off. If any of those statements, representations, or assumptions is incorrect or untrue in any material respect, or any of those undertakings is not complied with, or if the facts upon which the opinion is based are materially different from the facts that prevail at the time of the spin-off, the conclusions reached in the opinion could be adversely affected. In addition, the legal authorities upon which the opinion of Skadden Arps is based are subject to change or differing interpretations at any time, possibly with retroactive effect. The opinion will not be binding on the IRS or a court, and there is a risk that the IRS may challenge the conclusions reached in the opinion and that a court may sustain such a challenge.

Even if the spin-off otherwise qualifies under Sections 355 and 368(a)(1)(D) of the Code, the spin-off would result in a significant U.S. federal income tax liability to Yahoo (but not to our stockholders) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50 percent or greater interest (measured by vote or value) in our stock or in the stock of Aabaco (excluding, for this purpose, the acquisition of Aabaco’s common stock by our stockholders in the spin-off) as part of a plan or series of related transactions that includes the spin-off. Current tax law generally creates a presumption that any acquisition of our stock or the stock of Aabaco within two years before or after the spin-off is part of a plan that includes the spin-off, although that presumption is subject to certain safe harbors under the applicable Treasury regulations and may otherwise be rebuttable based on the facts and circumstances. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature, and subject to a comprehensive analysis of the facts and circumstances of the particular case. Notwithstanding the opinion of Skadden Arps described above, Yahoo or Aabaco might be unable to prevent, or might inadvertently cause or permit, a disqualifying change in the ownership of Yahoo or Aabaco to occur, thereby triggering a significant tax liability to Yahoo, which could have a material adverse effect. If it is subsequently determined, for whatever reason, that the spin-off does not qualify for tax-free treatment, Yahoo and/or its stockholders could incur significant tax liabilities. In connection with the spin-off, Yahoo and Aabaco will enter into a Tax Matters Agreement (the “Tax Matters Agreement”) pursuant to which Aabaco, subject to limited exceptions, will be required to indemnify Yahoo, our subsidiaries, and specified related persons for taxes and losses resulting from the failure of the spin-off to qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Code. Aabaco’s indemnification obligations to Yahoo, its subsidiaries, and specified related persons will not be limited in amount or subject to any cap. It is, however, possible that liabilities, if any, arising from Aabaco’s indemnification obligations might occur at a time when Aabaco has insufficient assets and liquidity to honor its tax indemnity obligations to Yahoo.

Yahoo and Aabaco face uncertainties with respect to People’s Republic of China (“PRC”) taxation of indirect transfers of Chinese taxable property in connection with the spin-off.

On February 3, 2015, the PRC State Administration of Taxation (“SAT”) issued the Bulletin Regarding Certain Enterprise Income Tax Matters on Indirect Transfer of Property by Non-Resident Enterprises, SAT Bulletin [2015] No. 7 (“Bulletin 7”). Bulletin 7 governs indirect transfers of Chinese taxable property, which includes equity interests in Chinese resident enterprises, real estate located in China, and the assets of a “place or establishment” in China of a foreign company. An indirect transfer occurs when a foreign company that is not resident in China transfers shares in another foreign company that is not resident in China, and the company whose shares are transferred directly or indirectly holds Chinese taxable property.

Under Bulletin 7, an “indirect transfer” of Chinese taxable property, including equity interests, by a foreign company that is not resident in China may be recharacterized and treated as a direct transfer of Chinese taxable property and subject to PRC tax, if such arrangement does not have a reasonable commercial purpose. An arrangement is deemed to lack a reasonable commercial purpose if the primary purpose of the arrangement is to avoid PRC tax. Bulletin 7 provides three safe harbors under which an indirect transfer will not be taxed. One is for internal reorganizations that meet certain criteria, another is for the transfer of shares that were both acquired and sold on a public exchange, and a third is for transfers that would qualify for tax exemption under a tax treaty between China and the transferor’s country of residence if the transfer of Chinese taxable property had been direct rather than indirect.

As Aabaco’s principal asset will be equity interests in Alibaba Group and Alibaba Group has Chinese taxable property, the direct and indirect transfers of the Alibaba Group shares to Aabaco by Yahoo and the distribution of the shares of Aabaco by Yahoo to its stockholders (collectively the “Spin Related Transfers”) are indirect transfers under Bulletin 7. Consequently, Yahoo and Aabaco face uncertainties with respect to the possible PRC taxation of the Spin Related Transfers under Bulletin 7. If the Spin Related Transfers were subject to a PRC tax under Bulletin 7, the tax would be 10 percent of the gain that the PRC tax authorities deem Yahoo to have derived from the transfers.

If the PRC tax is deemed applicable and is not paid prior to the eighth day after the indirect transfer is completed, interest will accrue until the tax is paid or settled by the transferor. Further, a transferee who has paid consideration for the shares transferred is a withholding agent and can be subject to a penalty for failure to withhold the PRC tax payable by the transferor in an amount up to three times the amount of the tax.

The transferee and transferor can each voluntarily report an indirect transfer of Chinese taxable property to the SAT. Voluntary reporting entitles the transferor to a lower rate of interest on the PRC tax payable and gives the transferee a possible exemption or reduction of the penalty for failure to withhold.

We believe that the Spin Related Transfers should qualify for the treaty safe harbor discussed above. Specifically, Yahoo as a tax resident of the United States should be eligible for a tax exemption under the tax treaty between the United States and China if, hypothetically, it transferred the Chinese subsidiaries of Alibaba Group. Therefore, the treaty safe harbor should apply to the indirect transfer of these Chinese subsidiaries in the Spin Related Transfers.

Further, even if the treaty safe harbor did not apply, we believe that neither the corporate structure of Alibaba Group nor the Spin Related Transfers constitutes an “arrangement lacking in reasonable commercial purpose” because they do not have avoidance of PRC tax as their main purpose. Under Bulletin 7, whether a reasonable commercial purpose exists is based on a facts and circumstances assessment using seven factors plus other factors set forth in Bulletin 7. We believe the Spin Related Transfers should not be found to lack a reasonable commercial purpose and so should not be subject to PRC tax under Bulletin 7.

As Bulletin 7 was just recently released, however, there are no formal interpretations and little practical experience as to how the SAT will interpret and apply Bulletin 7, and its interpretation by the courts in China remains untested. The SAT may interpret and administer Bulletin 7 in a way that results in PRC taxation of the Spin Related Transfers, notwithstanding our belief that this would be incorrect as a matter of law and treaty. In such event, Yahoo may be subject to tax on the Spin Related Transfers, or Aabaco may be subject to a penalty as the withholding agent for such tax. Pursuant to the Tax Matters Agreement, Aabaco would be required to indemnify Yahoo for any PRC tax imposed on Yahoo. It is, however, possible that liabilities, if any, arising from Aabaco’s indemnification obligations might occur at a time when Aabaco has insufficient assets and liquidity to honor its tax indemnity obligations to Yahoo.

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

YAHOO! INC.

Dated: August 7, 2015	By:	/s/ MARISSA A. MAYER
Marissa A. Mayer Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2015	By:	/s/ KEN GOLDMAN
Ken Goldman Chief Financial Officer (Principal Financial Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2001 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 27, 2014 and incorporated herein by reference).

10.7*	Amendment Agreement No. 2 to Joint Venture Agreement, dated June 17, 2015, by and between the Registrant and Softbank Corporation.

10.13(O)†	Eleventh Amendment to Search and Advertising Services and Sales Agreement, effective as of April 15, 2015, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.13(O) to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2015 and incorporated herein by reference).

10.15(O)+	Letter Amendment, dated April 17, 2015, to Performance Stock Option Agreement (Retention Grant), between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.15(O) to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2015 and incorporated herein by reference).

10.16(D)+	Letter Amendment, dated April 17, 2015, to Performance Stock Option Agreement, between the Registrant and Ken Goldman (previously filed as Exhibit 10.16(D) to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2015 and incorporated herein by reference).

10.18(D)	Amendment No. 3 to Credit Agreement, dated as of July 24, 2015, by and among the Registrant, the lenders referenced herein, and Citibank, N.A. as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 30, 2015 and incorporated herein by reference).

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2015.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2015.

32**	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2015.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.