Form 10-K/A
period 2014-12-31
YAHOO INC
filed 2015-09-24
CIK 1011006

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2014, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s common stock, as reported on the NASDAQ Global Select Market, was $32,432,060,475. Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of July 31, 2015 was 941,390,842.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2015 Annual Meeting of Shareholders—Part III Items 10, 11, 12, 13, and 14.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed on February 27, 2015 (the “Original 10-K”), of Yahoo! Inc., a Delaware corporation (the “Company”, or “we”). We are filing this Amendment to amend Item 15 to include the separate financial statements of Yahoo Japan Corporation and Consolidated Subsidiaries (“Yahoo Japan”) as required by Regulation S-X Rule 3-09 (the “Rule 3-09 financial statements”), which were not included in the Original 10-K because Yahoo Japan’s fiscal year ended after the date of the filing of the Original 10-K. The Rule 3-09 financial statements include consolidated statements of financial position of Yahoo Japan as of March 31, 2015 and 2014 and April 1, 2013, and the related consolidated statements of profit or loss, comprehensive income, changes in equity, and cash flows for each of the two years in the period ended March 31, 2015. In accordance with Rule 3-09 of Regulation S-X, only the financial statements as of March 31, 2014 and April 1, 2013 and for the year ended March 31, 2014 are required to be audited. The Rule 3-09 financial statements as of March 31, 2015 and for the year ended March 31, 2015 are unaudited. The Rule 3-09 financial statements were prepared and provided to the Company by Yahoo Japan.

This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on February 27, 2015. The Original 10-K has not been amended or updated to reflect events occurring after February 27, 2015, except as specifically set forth in this Amendment.

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of September 2015.

YAHOO! INC.

By:	/S/ KEN GOLDMAN
Ken Goldman
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are included, or incorporated by reference, in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

Exhibit Number	Description
23.2*	Consent of Deloitte Touche Tohmatsu LLC, Independent Auditors of Yahoo Japan Corporation and Consolidated Subsidiaries.

31.3*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 24, 2015.

31.4*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 24, 2015.

32.2**	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 24, 2015.

99.1*	Financial Statements of Yahoo Japan Corporation and Consolidated Subsidiaries as of March 31, 2015 (unaudited), March 31, 2014 (audited) and April 1, 2013 (audited) and for the years ended March 31, 2015 (unaudited) and March 31, 2014 (audited).

* Filed herewith.

** Furnished herewith.