Form 10-Q
period 2015-09-30
YAHOO INC
filed 2015-11-05
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Stock, $0.001 par value	944,355,144

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31, 2014	September 30, 2015

	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$2,664,098	$1,281,160
Short-term marketable securities	5,327,412	4,600,889
Accounts receivable, net	1,032,704	980,301
Prepaid expenses and other current assets	673,504	733,723

Total current assets	9,697,718	7,596,073
Long-term marketable securities	2,230,892	940,052
Property and equipment, net	1,487,684	1,590,439
Goodwill	5,152,570	5,266,594
Intangible assets, net	470,842	397,181
Other long-term assets and investments	554,616	392,744
Investment in Alibaba Group	39,867,789	22,618,853
Investments in equity interests	2,489,578	2,333,063

Total assets	$61,951,689	$41,134,999

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$238,018	$262,588
Income taxes payable related to sale of Alibaba Group ADSs	3,282,293	-
Other accrued expenses and current liabilities	665,828	946,311
Deferred revenue	336,963	139,934

Total current liabilities	4,523,102	1,348,833
Convertible notes	1,170,423	1,217,408
Long-term deferred revenue	20,774	25,240
Other long-term liabilities	143,095	125,862
Deferred tax liabilities related to investment in Alibaba Group	16,154,906	9,126,655
Deferred and other long-term tax liabilities	1,153,797	1,011,928

Total liabilities	23,166,097	12,855,926

Commitments and contingencies (Note 12)
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 949,771 shares issued and 936,838 shares outstanding as of December 31, 2014 and 960,650 shares issued and 943,528 shares outstanding as of September 30, 2015	945	956
Additional paid-in capital	8,499,475	8,716,314
Treasury stock at cost, 12,933 shares as of December 31, 2014 and 17,122 shares as of September 30, 2015	(712,455)	(912,287)
Retained earnings	8,934,244	9,006,514
Accumulated other comprehensive income	22,019,628	11,434,453

Total Yahoo! Inc. stockholders’ equity	38,741,837	28,245,950
Noncontrolling interests	43,755	33,123

Total equity	38,785,592	28,279,073

Total liabilities and equity	$61,951,689	$41,134,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2015	2014	2015

	(Unaudited, in thousands except per share amounts)
Revenue	$1,148,140	$1,225,673	$3,365,061	$3,694,908

Operating expenses:
Cost of revenue — traffic acquisition costs	54,180	223,229	143,915	606,598
Cost of revenue — other	292,647	302,846	882,036	884,041
Sales and marketing	267,875	274,329	823,398	823,990
Product development	292,057	272,285	852,099	905,460
General and administrative	176,717	151,963	496,221	506,071
Amortization of intangibles	15,322	19,622	48,826	59,677
Gain on sales of patents	(1,300)	-	(62,800)	(11,100)
Asset impairment charge	-	41,699	-	41,699
Restructuring charges, net	8,470	26,012	70,578	96,932

Total operating expenses	1,105,968	1,311,985	3,254,273	3,913,368

Income (loss) from operations	42,172	(86,312)	110,788	(218,460)
Other income (expense), net	10,308,931	(23,955)	10,281,889	(66,759)

Income (loss) before income taxes and earnings in equity interests	10,351,103	(110,267)	10,392,677	(285,219)
(Provision) benefit for income taxes	(3,973,402)	93,208	(3,985,762)	75,613
Earnings in equity interests, net of tax	398,692	95,195	955,946	290,726

Net income	6,776,393	78,136	7,362,861	81,120
Net income attributable to noncontrolling interests	(2,291)	(1,875)	(7,474)	(5,215)

Net income attributable to Yahoo! Inc.	$6,774,102	$76,261	$7,355,387	$75,905

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$6.82	$0.08	$7.35	$0.08

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$6.70	$0.08	$7.18	$0.08

Shares used in per share calculation — basic	993,543	940,822	1,001,066	937,713

Shares used in per share calculation — diluted	1,007,693	946,934	1,017,935	944,160

Stock-based compensation expense by function:
Cost of revenue — other	$5,817	$9,748	$35,824	$22,957
Sales and marketing	31,661	33,317	113,568	111,416
Product development	40,783	46,461	94,217	145,444
General and administrative	27,535	20,900	73,813	71,435
Restructuring charges, net	-	-	-	2,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2015	2014	2015

	(Unaudited, in thousands)
Net income	$6,776,393	$78,136	$7,362,861	$81,120

Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(12,778,134) and $3,646,362 for the three months ended September 30, 2014 and 2015, respectively, and $(12,782,270) and $7,034,475 for the nine months ended September 30, 2014 and 2015, respectively	18,580,283	(5,299,758)	18,596,799	(10,225,842)
Reclassification adjustment for realized (gains) losses on available-for-sale securities included in net income, net of taxes of $1,231 and $(44) for the three months ended September 30, 2014 and 2015, respectively, and $1,304 and $(45) for the nine months ended September 30, 2014 and 2015, respectively	(2,044)	72	(2,165)	74

Net change in unrealized gains (losses) on available-for-sale securities, net of tax	18,578,239	(5,299,686)	18,594,634	(10,225,768)

Foreign currency translation adjustments (“CTA”):
Foreign CTA gains (losses), net of taxes of $(839) and $607 for the three months ended September 30, 2014 and 2015, respectively, and $1,431 and $1,061 for the nine months ended September 30, 2014 and 2015, respectively	(48,649)	(126,774)	(131,567)	(359,876)
Net investment hedge CTA gains (losses), net of taxes of $(44,951) and $8,252 for the three months ended September 30, 2014 and 2015, respectively, and $(29,389) and $(2,492) for the nine months ended September 30, 2014 and 2015, respectively	74,490	(13,855)	48,579	4,183
Reclassification adjustment for realized (gains) losses included in CTA, net of taxes of $30,325 for both the three and nine months ended September 30, 2014	(50,301)	-	(50,301)	-

Net foreign CTA gains (losses), net of tax	(24,460)	(140,629)	(133,289)	(355,693)

Cash flow hedges:
Unrealized gains (losses) on cash flow hedges, net of taxes of $(1,427) and $362 for the three months ended September 30, 2014 and 2015, respectively, and $(996) and $(327) for the nine months ended September 30, 2014 and 2015, respectively	2,799	(1,440)	909	(6,721)
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $661 and $274 for the three months ended September 30, 2014 and 2015, respectively, and $1,165 and $992 for the nine months ended September 30, 2014 and 2015, respectively	(854)	869	(1,594)	3,007

Net change in unrealized gains (losses) on cash flow hedges, net of tax	1,945	(571)	(685)	(3,714)

Other comprehensive income (loss)	18,555,724	(5,440,886)	18,460,660	(10,585,175)

Comprehensive income (loss)	25,332,117	(5,362,750)	25,823,521	(10,504,055)
Less: comprehensive income attributable to noncontrolling interests	(2,291)	(1,875)	(7,474)	(5,215)

Comprehensive income (loss) attributable to Yahoo! Inc.	$25,329,826	$(5,364,625)	$25,816,047	$(10,509,270)

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,	September 30,
	2014	2015

	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,362,861	$81,120
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	356,577	355,540
Amortization of intangible assets	96,961	102,090
Accretion of convertible notes discount	44,583	46,984
Stock-based compensation expense	317,422	353,957
Non-cash asset impairment charge	-	41,699
Non-cash restructuring reversals	(7,031)	(31)
Loss from sales of investments, assets, and other, net	27,850	45,607
Gain on sale of Alibaba Group ADSs	(10,319,437)	-
Gain on sales of patents	(62,800)	(11,100)
Loss on Hortonworks warrants	-	19,241
Earnings in equity interests	(955,946)	(290,726)
Tax benefits (detriments) from stock-based awards	111,062	22,990
Excess tax benefits from stock-based awards	(114,392)	(33,359)
Deferred income taxes	397,415	(52,605)
Dividends received from equity investees	83,685	142,045
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	142,648	34,303
Prepaid expenses and other assets	21,058	(64,112)
Accounts payable	(310)	(29,642)
Accrued expenses and other liabilities	120,018	218,037
Incomes taxes payable related to sale of Alibaba Group ADSs	3,282,293	(3,282,293)
Deferred revenue	(118,850)	(191,989)

Net cash provided by (used in) operating activities	785,667	(2,492,244)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(319,275)	(451,813)
Proceeds from sales of property and equipment	15,008	11,069
Purchases of marketable securities	(1,562,588)	(3,472,587)
Proceeds from sales of marketable securities	1,681,735	566,321
Proceeds from maturities of marketable securities	868,956	4,889,437
Proceeds from sale of Alibaba Group ADSs, net of underwriting discounts, commissions, and fees	9,404,974	-
Acquisitions, net of cash acquired	(313,837)	(174,630)
Proceeds from sales of patents	62,800	29,100
Purchases of intangible assets	(2,480)	(4,733)
Proceeds from settlement of derivative hedge contracts	186,079	120,682
Payments for settlement of derivative hedge contracts	(5,218)	(6,594)
Payments for equity investments in privately held companies	(60,399)	-
Other investing activities, net	1,239	(203)

Net cash provided by investing activities	9,956,994	1,506,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows (continued)

	Nine Months Ended
	September 30,	September 30,
	2014	2015

	(Unaudited, in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	247,568	52,297
Repurchases of common stock	(2,550,232)	(203,771)
Excess tax benefits from stock-based awards	114,392	33,359
Tax withholdings related to net share settlements of restricted stock units	(226,425)	(216,061)
Distributions to noncontrolling interests	(22,344)	(15,847)
Other financing activities, net	(9,240)	(13,554)

Net cash used in financing activities	(2,446,281)	(363,577)

Effect of exchange rate changes on cash and cash equivalents	(28,685)	(33,166)
Net change in cash and cash equivalents	8,267,695	(1,382,938)
Cash and cash equivalents at beginning of period	2,077,590	2,664,098

Cash and cash equivalents at end of period	$10,345,285	$1,281,160

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

Basis of Presentation. The condensed consolidated financial statements include the accounts of Yahoo! Inc. and its majority-owned or otherwise controlled subsidiaries. All intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the condensed consolidated balance sheets. The Company has included the results of operations of acquired companies from the date of the acquisition. At the beginning of 2015, the Company began classifying editorial costs as cost of revenue — other rather than including such costs in sales and marketing expense. To conform to the current period presentation, the Company reclassified $26 million and $63 million, respectively, in certain website editorial costs previously included in sales and marketing expense to cost of revenue — other for the three and nine months ended September 30, 2014. Also, at the beginning of 2015, the Company began classifying non-data center facilities-related costs within general and administrative expense. To conform to the current period presentation, the Company reclassified $14 million and $39 million, respectively, in facilities-related costs previously included in product development expense and $16 million and $46 million, respectively, previously included in sales and marketing expense to general and administrative expense for the three and nine months ended September 30, 2014.

During the six months ended June 30, 2015, the Company identified measurement period adjustments of $11 million to previous purchase accounting estimates for acquisitions, which were primarily related to the finalization of tax and other adjustments. These adjustments were immaterial and applied retrospectively to the acquisition dates. Accordingly, the Company’s condensed consolidated balance sheet as of December 31, 2014 has been updated to reflect the effects of the measurement period adjustments.

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue, the useful lives of long-lived assets including property and equipment and intangible assets, investment fair values, originally developed content, acquired content, stock-based compensation, goodwill, income taxes, contingencies, and restructuring charges. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited financial statements for the year ended December 31, 2014, but does not include all disclosures required by U.S. GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

Cost of Revenue — TAC. Traffic acquisition costs (“TAC”) consists of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo Properties. TAC is either recorded as a reduction of revenue or as cost of revenue—TAC. TAC related to the Company’s Search and Advertising Sales Agreement (as amended, the “Search Agreement”) with Microsoft Corporation (“Microsoft”) is recorded as a reduction of revenue. See Note 17 — “Search Agreement With Microsoft Corporation” for a description of the Search Agreement and License Agreement with Microsoft. The Company also has an agreement to compensate a third party, Mozilla Corporation (“Mozilla”), to make the Company the default search provider on certain of Mozilla’s products in the United States. The Company records these payments as cost of revenue – TAC.

Originally Developed Content and Acquired Content. Originally developed content and acquired content are both carried at cost. Originally developed content is amortized based on the expected pattern of viewing, typically over 18 months. Acquired content is amortized on a straight-line basis over the shorter of each program’s contractual window of availability or estimated period of use, beginning with the month of first availability. Marketing and general and administrative costs are expensed as incurred.

For originally developed content, the Company performs regular recoverability assessments on a program-by-program basis. If there are any events or changes in circumstances indicating that the Company should assess whether the fair value of originally developed content is less than its unamortized costs, the Company performs a fair value analysis using an expected cash flow approach. The amount by which the unamortized costs of the originally developed content exceed estimated fair value is charged to expense as an asset impairment. During the three and nine months ended September 30, 2015, the Company recorded an asset impairment charge of $17 million related to originally developed content.

For acquired content, the Company compares the net realizable value on a program-by-program basis with the unamortized cost. The amount by which the unamortized costs of the acquired content exceed net realizable value is charged to expense as an asset impairment. During the three and nine months ended September 30, 2015, the Company recorded an asset impairment charge of $25 million related to acquired content, primarily driven by a reduction of forecasted revenues to be generated from advertising on Yahoo Properties.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company plans to adopt this guidance on January 1, 2018. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations,” which simplifies the accounting for measurement-period adjustments by eliminating the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires the cumulative impact of measurement period adjustments, including the impact on prior periods, to be recognized in the reporting period in which the adjustment is identified. The ASU is effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company evaluated the effects of the ASU 2015-16 and elected to early adopt the ASU for the three months ended September 30, 2015. The ASU will be applied prospectively to the acquisitions which require adjustments to the provisional amounts that occurred during the open measurement periods, regardless of the acquisition date.

Note 2   Marketable Securities, Investments And Fair Value Disclosures

The following tables summarize the available-for-sale marketable securities (in thousands):

	December 31, 2014
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government and agency securities	$850,712	$82	$(792)	$850,002
Corporate debt securities, commercial paper, time deposits, and bank certificates of deposit	6,711,683	612	(4,653)	6,707,642
Alibaba Group equity securities	2,713,484	37,154,305	-	39,867,789
Hortonworks equity securities	26,246	77,783	-	104,029
Other corporate equity securities	230	430	-	660

Total available-for-sale marketable securities	$10,302,355	$37,233,212	$(5,445)	$47,530,122

	September 30, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government and agency securities	$781,223	$453	$(31)	$781,645
Corporate debt securities, commercial paper, time deposits, and bank certificates of deposit	4,759,194	1,616	(1,514)	4,759,296
Alibaba Group equity securities	2,713,484	19,905,369	-	22,618,853
Hortonworks equity securities	26,246	57,939	-	84,185
Other corporate equity securities	230	218	-	448

Total available-for-sale marketable securities	$8,280,377	$19,965,595	$(1,545)	$28,244,427

	December 31,	September 30,
	2014	2015

Reported as:
Short-term marketable securities	5,327,412	4,600,889
Long-term marketable securities	2,230,892	940,052
Investment in Alibaba Group	39,867,789	22,618,853
Other long-term assets and investments	104,029	84,633

Total	$47,530,122	$28,244,427

Short-term, highly liquid investments of $2.0 billion and $286 million as of December 31, 2014 and September 30, 2015, respectively, included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were not material as the carrying value approximates estimated fair value because of the short maturity of those instruments. Realized gains and losses from sales of available-for-sale marketable debt securities were not material for both the three and nine months ended September 30, 2014 and 2015.

The remaining contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31,	September 30,
	2014	2015

Due within one year	$5,327,412	$4,600,889
Due after one year through five years	2,230,892	940,052

Total available-for-sale marketable debt securities	$7,558,304	$5,540,941

The following tables show all available-for-sale marketable debt securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Government and agency securities	$744,948	$(792)	$-	$-	$744,948	$(792)
Corporate debt securities, commercial paper, and bank certificates of deposit	2,601,288	(4,646)	3,234	(7)	2,604,522	(4,653)

Total available-for-sale marketable debt securities	$3,346,236	$(5,438)	$3,234	$(7)	$3,349,470	$(5,445)

	September 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Government and agency securities	$67,270	$(31)	$-	$-	$67,270	$(31)
Corporate debt securities, commercial paper, and bank certificates of deposit	1,497,672	(1,513)	2,899	(1)	1,500,571	(1,514)

Total available-for-sale marketable debt securities	$1,564,942	$(1,544)	$2,899	$(1)	$1,567,841	$(1,545)

The Company’s investment portfolio includes equity securities of Alibaba Group and Hortonworks, Inc. (“Hortonworks”), as well as liquid high-quality fixed income debt securities including government, agency and corporate debt, money market funds, commercial paper, certificates of deposit and time deposits with financial institutions. The fair value of any debt or equity security will vary over time and is subject to a variety of market risks including: macro-economic, regulatory, industry, company performance, and systemic risks of the equity markets overall. Consequently, the carrying value of the Company’s investment portfolio will vary over time as the value of its investment changes.

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

Available-for-sale marketable debt securities are reviewed periodically to identify possible other-than-temporary impairment. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

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

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of September 30, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total

Money market funds(1)	$177,280	$-	$-	$177,280
Available-for-sale marketable debt securities:
Government and agency securities(1)	-	781,645	-	781,645
Commercial paper and bank certificates of deposit(1)	-	1,835,483	-	1,835,483
Corporate debt securities(1)	-	2,973,809	-	2,973,809
Time deposits(1)	-	58,420	-	58,420
Available-for-sale equity securities:
Other corporate equity securities (2)	448	-	-	448
Alibaba Group equity securities	22,618,853	-	-	22,618,853
Hortonworks equity securities(2)	84,185	-	-	84,185
Hortonworks warrants	-	-	78,820	78,820
Foreign currency derivative contracts(3)	-	111,080	-	111,080

Financial assets at fair value	$22,880,766	$5,760,437	$78,820	$28,720,023
Liabilities
Foreign currency derivative contracts(3)	-	(10,287)	-	(10,287)

Total financial assets and liabilities at fair value	$22,880,766	$5,750,150	$78,820	$28,709,736

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

(3) Foreign currency derivative contracts are classified as part of either other current or noncurrent assets or liabilities on the condensed consolidated balance sheets. The notional amounts of the foreign currency derivative contracts were: $2.1 billion, including contracts designated as net investment hedges of $1.6 billion, as of December 31, 2014; and $1.9 billion, including contracts designated as net investment hedges of $1.5 billion, as of September 30, 2015.

The amount of cash and cash equivalents as of December 31, 2014 and September 30, 2015 included $702 million and $995 million, respectively, in cash.

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

Activity between Levels of the Fair Value Hierarchy

During the year ended December 31, 2014 and the nine months ended September 30, 2015, the Company did not make any transfers between Level 1, Level 2, and Level 3 assets or liabilities.

Hortonworks Warrants

The estimated fair value of the Hortonworks warrants was $98 million and $79 million as of December 31, 2014 and September 30, 2015, respectively, which is included in other long-term assets and investments on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2015, the Company recorded a loss of $13 million and $19 million, respectively, due to the change in estimated fair value of the Hortonworks warrants during the respective periods, which was included within other income (expense), net in the Company’s condensed consolidated statements of operations. The estimated fair value of the Hortonworks warrants was determined using a Black-Scholes model.

Assets and Liabilities at Fair Value on a Nonrecurring Basis

Convertible Senior Notes. In 2013, the Company issued $1.4375 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2018 (the “Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate estimated fair value of the Notes as of both December 31, 2014 and September 30, 2015 was $1.2 billion. The estimated fair value of the Notes was determined on the basis of quoted market prices observable in the market and is considered Level 2 in the fair value hierarchy. See Note 11 — “Convertible Notes” for additional information related to the Notes.

Other Investments. As of December 31, 2014 and September 30, 2015, the Company held approximately $82 million and $83 million, respectively, of investments in equity securities of privately-held companies that are accounted for using the cost method. These investments are included within other long-term assets and investments on the condensed consolidated balance sheets. Such investments are reviewed periodically for impairment.

Note 3   Consolidated Financial Statement Details

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31,	September 30,
	2014	2015

Unrealized gains on available-for-sale securities, net of tax	$22,084,960	$11,859,192
Unrealized gains (losses) on cash flow hedges, net of tax	1,856	(1,858)
Foreign currency translation, net of tax	(67,188)	(422,881)

Accumulated other comprehensive income	$22,019,628	$11,434,453

Noncontrolling Interests

Noncontrolling interests were as follows (in thousands):

	December 31,	September 30,
	2014	2015

Beginning noncontrolling interests	$55,688	$43,755
Distributions to noncontrolling interests	(22,344)	(15,847)
Net income attributable to noncontrolling interests	10,411	5,215

Ending noncontrolling interests	$43,755	$33,123

Other Income (Expense), Net

Other income (expense), net was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2015	2014	2015

Interest, dividend and investment income	$5,148	$8,010	$16,180	$24,888
Interest expense	(17,292)	(18,411)	(51,461)	(53,540)
Gain on sale of Alibaba Group ADSs	10,319,437	-	10,319,437	-
Loss on Hortonworks warrants	-	(12,782)	-	(19,241)
Foreign exchange losses	(2,109)	(1,490)	(9,048)	(21,017)
Other	3,747	718	6,781	2,151

Total other income (expense), net	$10,308,931	$(23,955)	$10,281,889	$(66,759)

Interest, dividend and investment income consists of income earned from cash and cash equivalents in bank accounts and investments made in marketable debt securities.

Interest expense is related to the Notes and notes payable related to building and capital lease obligations for data centers.

Gain on sale of Alibaba Group ADSs during the three and nine months ended September 30, 2014 is attributable to the pre-tax gain related to the sale of 140 million American Depositary Shares (“ADSs”) of Alibaba Group in the Alibaba Group IPO on September 24, 2014.

During the three and nine months ended September 30, 2015, the Company recorded losses of $13 million and $19 million, respectively, due to the change in estimated fair value of the Hortonworks warrants during the respective periods, which was included within other income (expense), net in the condensed consolidated statements of operations.

Foreign exchange losses consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, and unrealized and realized foreign currency transaction gains and losses, including gains and losses related to balance sheet hedges.

Reclassifications Out of Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2014 and 2015 were as follows (in thousands):

	Three Months Ended
	September 30,	September 30,
	2014	2015
	Reclassified from	Reclassified from
	Accumulated	Accumulated
	Other	Other
	Comprehensive	Comprehensive	Affected Line Item in the
	Income	Income	Statement of Operations

Realized (gains) losses on cash flow hedges, net of tax	$(854)	$869	Revenue
Realized (gains) losses on available-for-sale securities, net of tax	(2,044)	72	Other income (expense), net
Foreign currency translation adjustments (“CTA”):
Disposal of a portion of the investment in Alibaba Group, net of $30 million in tax	(50,301)	-	Other income (expense), net

Total reclassifications for the period	$(53,199)	$941

Reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2014 and 2015 were as follows (in thousands):
	Nine Months Ended
	September 30,	September 30,
	2014	2015
	Reclassified from	Reclassified from
	Accumulated	Accumulated
	Other	Other
	Comprehensive	Comprehensive	Affected Line Item in the
	Income	Income	Statement of Operations

Realized (gains) losses on cash flow hedges, net of tax	$(1,594)	$3,007	Revenue
Realized (gains) losses on available-for-sale securities, net of tax	(2,165)	74	Other income (expense), net
Foreign currency translation adjustments (“CTA”):
Disposal of a portion of the investment in Alibaba Group, net of $30 million in tax	(50,301)	-	Other income (expense), net

Total reclassifications for the period	$(54,060)	$3,081

Note 4   Acquisitions and Dispositions

Transactions Completed in 2014.

Flurry Acquisition — On August 25, 2014, the Company completed the acquisition of Flurry, Inc. (“Flurry”), a mobile data analytics company that optimizes mobile experiences for developers, marketers, and consumers. The combined scale of Yahoo and Flurry created more personalized and inspiring app experiences for users and enabled more effective mobile advertising solutions for brands seeking to reach their audiences and gain cross-device insights.

The total purchase price of approximately $270 million consisted of cash consideration. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding vested options) of Flurry. Outstanding Flurry unvested options were assumed and converted into equivalent awards for Yahoo common stock valued at $4 million, which is being recognized as stock-based compensation expense as the options vest over periods of up to four years.

In connection with the acquisition, the Company issued restricted stock units valued at $23 million, which are being recognized as stock-based compensation expense as the restricted stock units vest over four years.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

Cash acquired	$12,139
Other tangible assets acquired	51,235
Amortizable intangible assets:
Developed technology	7,100
Customer contracts and related relationships	47,600
Other	720
Goodwill	194,081

Total assets acquired	312,875
Liabilities assumed	(43,205)

Total	$269,670

The amortizable intangible assets have useful lives not exceeding five years and a weighted average useful life of five years. The purchase price exceeded the estimated fair value of the tangible and identifiable intangible assets and liabilities acquired and, as a result of the allocation, the Company recorded goodwill of $194 million in connection with this transaction. Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes.

Other Acquisitions — Business Combinations. During the nine months ended September 30, 2014, the Company acquired eight other companies, all of which were accounted for as business combinations. The total purchase price for these acquisitions was $60 million less cash acquired of $4 million, which resulted in a net cash outlay of $56 million. The purchase price for the assets and liabilities assumed was allocated based on their estimated fair values as follows: $17 million to amortizable intangible assets, $4 million to cash acquired, $10 million to other tangible assets, $5 million to assumed liabilities; and the remainder of $34 million to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes.

Transactions Completed in 2015.

Polyvore Acquisition — On September 2, 2015, the Company acquired Polyvore, Inc. (“Polyvore”), a social commerce website that lets users across the globe discover and shop for their favorite products in fashion, beauty and home décor.

The total purchase price of approximately $161 million consisted of cash consideration. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding vested options) of Polyvore. Outstanding Polyvore unvested options were assumed and converted into equivalent awards for Yahoo common stock valued at $7 million, which is being recognized as stock-based compensation expense as the options vest over periods of up to four years.

In connection with the acquisition, the Company is also recognizing stock-based compensation expense of $15 million over a period of four years. This amount is comprised of Yahoo common stock issued to the founders (which had a fair value of $15 million at the acquisition date). The Yahoo common stock issued to the founders is subject to forfeiture and will be released over four years provided they remain employees of the Company.

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

Cash acquired	$5,923
Other tangible assets acquired	12,057
Amortizable intangible assets:
Developed technology	17,550
Tradename	1,150
Customer contracts and related relationships	225
Goodwill	131,180

Total assets acquired	168,085
Liabilities assumed	(7,503)

Total	$160,582

The amortizable intangible assets have useful lives not exceeding five years and a weighted average useful life of three years. The purchase price of $161 million exceeded the estimated fair value of the tangible and identifiable intangible assets and liabilities acquired and, as a result of the preliminary allocation, the Company recorded goodwill of $131 million in connection with this transaction. Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. The entire preliminary goodwill amount was recorded in the Americas segment.

Other Acquisitions — During the nine months ended September 30, 2015, the Company acquired one other company which was accounted for as a business combination. The total purchase price for this acquisition was $23 million. The preliminary purchase price allocation of the assets acquired and liabilities assumed based on their estimated fair values was as follows: $5 million to amortizable intangibles; $2 million to net liabilities assumed; and the remainder of $20 million to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes.

The Company’s business combinations completed during the nine months ended September 30, 2014 and 2015 did not have a material impact on the Company’s condensed consolidated financial statements and therefore actual and proforma disclosures have not been presented.

Patent Sale and License Agreement. During 2014, the Company entered into a patent sale and license agreement for total cash consideration of $460 million. The total consideration was allocated based on the estimated relative fair value of each of the elements of the agreement: $61 million was allocated to the sale of patents (“Sold Patents”), $135 million to the license of existing patents (“Existing Patents”) and $264 million to the license of patents developed or acquired in the next five years (“Capture Period Patents”). The Company recorded $60 million as a gain on the Sold Patents during the three months ended June 30, 2014 and the remaining $1 million gain on the Sold Patents was recorded in the three months ended September 30, 2014 when the payment was due. The amounts allocated to the license of the Existing Patents are being recorded as revenue over the four-year payment period under the license when payments are due. The amounts allocated to the Capture Period Patents are being recorded as revenue over the five-year capture period. The Company recognized $22 million in revenue related to the Existing Patents and the Capture Period Patents during the three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2015, the Company recognized $22 million and $65 million, respectively, in revenue associated with the patent sale and license agreement.

During the three and nine months ended September 30, 2014, the Company sold certain patents and recorded a gain on sales of patents of approximately $1 million and $63 million, respectively. During the three months ended September 30, 2015, the Company did not have any patent sales. During the nine months ended September 30, 2015, the Company sold certain patents and recorded a gain on sales of patents of approximately $11 million.

Note 5   Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 were as follows (in thousands):

	Americas(1)	EMEA(2)	Asia Pacific(3)	Total

Net balance as of January 1, 2015	$4,322,219	$532,469	$297,882	$5,152,570
Acquisitions and related adjustments	130,303	20,312	-	150,615
Foreign currency translation adjustments	(2,803)	(25,873)	(7,915)	(36,591)

Net balance as of September 30, 2015	$4,449,719	$526,908	$289,967	$5,266,594

(1)	Gross goodwill balance for the Americas segment was $4.4 billion as of September 30, 2015.

(2)	Gross goodwill balance for the EMEA segment was $1.2 billion as of September 30, 2015. The EMEA segment includes accumulated impairment losses of $630 million as of September 30, 2015.

(3)	Gross goodwill balance for the Asia Pacific segment was $449 million as of September 30, 2015. The Asia Pacific segment includes accumulated impairment losses of $159 million as of September 30, 2015.

Note 6   Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2014	September 30, 2015

	Net	Gross Carrying Amount	Accumulated Amortization(*)	Net

Customer, affiliate, and advertiser related relationships	$281,596	$370,314	$(133,107)	$237,207
Developed technology and patents	122,674	209,385	(107,981)	101,404
Tradenames, trademarks, and domain names	66,572	109,089	(50,519)	58,570

Total intangible assets, net	$470,842	$688,788	$(291,607)	$397,181

(*)	Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $17 million as of September 30, 2015.

For the three months ended September 30, 2014 and 2015, the Company recognized amortization expense for intangible assets of $32 million and $34 million, respectively, including $17 million and $14 million in cost of revenue — other for the three months ended September 30, 2014 and 2015, respectively. For the nine months ended September 30, 2014 and 2015, the Company recognized amortization expense for intangible assets of $97 million and $102 million, respectively, including $48 million and $42 million in cost of revenue — other for the nine months ended September 30, 2014 and 2015, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2015 and each of the succeeding years is as follows: three months ending December 31, 2015: $33 million; 2016: $114 million; 2017: $105 million; 2018: $85 million; 2019: $44 million; and cumulatively thereafter: $1 million.

Note 7   Basic And Diluted Net Income Attributable To Yahoo! Inc. Common Stockholders Per Share

Basic and diluted net income attributable to Yahoo! Inc. common stockholders per share is computed using the weighted average number of common shares outstanding during the period, excluding net income attributable to participating securities (restricted stock units granted under the Directors’ Stock Plan (the “Directors’ Plan”)). Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the treasury stock method and consist of unvested restricted stock and shares underlying unvested restricted stock units and the incremental common shares issuable upon the exercise of stock options. The Company calculates potential tax windfalls and shortfalls by including the impact of pro forma deferred tax assets.

The Company takes into account the effect on consolidated net income per share of dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method.

Potentially dilutive securities representing approximately 1 million and 3 million shares of common stock for the three and nine months ended September 30, 2014, respectively, and 14 million and 6 million shares of common stock for the three and nine months ended September 30, 2015, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2015	2014	2015

Basic:
Numerator:
Net income attributable to Yahoo! Inc.	$6,774,102	$76,261	$7,355,387	$75,905
Less: Net income allocated to participating securities	(61)	-	(66)	-

Net income attributable to Yahoo! Inc. common stockholders — basic	$6,774,041	$76,261	$7,355,321	$75,905

Denominator:
Weighted average common shares	993,543	940,822	1,001,066	937,713

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$6.82	$0.08	$7.35	$0.08

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$6,774,102	$76,261	$7,355,387	$75,905
Less: Net income allocated to participating securities	(60)	-	(65)	-
Less: Effect of dilutive securities issued by equity investees	(20,705)	(1,112)	(42,491)	(3,431)

Net income attributable to Yahoo! Inc. common stockholders — diluted	$6,753,337	$75,149	$7,312,831	$72,474

Denominator:
Denominator for basic calculation	993,543	940,822	1,001,066	937,713
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock units	10,638	4,551	12,388	5,155
Stock options and employee stock purchase plan	3,512	1,561	4,481	1,292

Denominator for diluted calculation	1,007,693	946,934	1,017,935	944,160

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$6.70	$0.08	$7.18	$0.08

Note 8   Investments In Equity Interests Using The Equity Method Of Accounting

The following table summarizes the Company’s investments in equity interests using the equity method of accounting (dollars in thousands):

	December 31,	Percent	September 30,	Percent
	2014	Ownership	2015	Ownership

Yahoo Japan	$2,482,660	35.5%	$2,326,486	35.5%
Other	6,918	20%	6,577	20%

Total	$2,489,578		$2,333,063

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

The Company makes adjustments to the earnings in equity interests line in the condensed consolidated statements of operations for any material differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”) issued by the International Accounting Standards Board, the standards by which Yahoo Japan’s financial statements are prepared.

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $7.7 billion as of September 30, 2015.

During the nine months ended September 30, 2014 and 2015, the Company received cash dividends from Yahoo Japan in the amount of $84 million and $142 million, net of withholding taxes, respectively, which were recorded as reductions to the Company’s investment in Yahoo Japan.

During the nine months ended September 30, 2014, the Company sold data center assets and assigned a data center lease to Yahoo Japan for cash proceeds of $11 million and recorded a net gain of approximately $5 million.

The following tables present summarized financial information derived from Yahoo Japan’s consolidated financial statements, which are prepared on the basis of IFRS. The Company has made adjustments to the Yahoo Japan financial information to address differences between IFRS and U.S. GAAP that materially impact the summarized financial information below. Apart from such adjustments, the other differences between U.S. GAAP and IFRS did not have any material impact on the Yahoo Japan summarized financial information presented below.

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2015	2014	2015

	(in thousands)
Operating data:
Revenue	$963,796	$911,735	$3,050,516	$2,840,393
Gross profit	$761,802	$712,561	$2,466,986	$2,254,511
Income from operations	$485,164	$402,865	$1,452,551	$1,266,084
Net income	$321,534	$274,567	$942,675	$836,081
Net income attributable to Yahoo Japan	$318,571	$273,636	$934,098	$832,611

	September 30,	June 30,
	2014	2015

	(in thousands)
Balance sheet data:
Current assets	$6,161,126	$5,729,119
Long-term assets	$1,908,379	$2,198,578
Current liabilities	$1,948,540	$1,800,500
Long-term liabilities	$35,418	$239,240
Noncontrolling interests	$66,998	$163,216

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $66 million and $57 million for the three months ended September 30, 2014 and 2015, respectively, and approximately $197 million and $172 million for the nine months ended September 30, 2014 and 2015, respectively. The revenue from Yahoo Japan for the three and nine months ended September 30, 2015 was impacted by unfavorable foreign exchange fluctuations of $6 million and $17 million, respectively, using the foreign currency exchange rates from the three and nine months ended September 30, 2014. As of December 31, 2014 and September 30, 2015, the Company had receivable balances from Yahoo Japan of approximately $47 million and $38 million, respectively.

Alibaba Group

Equity Investment in Alibaba Group. Prior to the closing of the Alibaba Group IPO in September 2014, the Company’s investment in Alibaba Group was accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets, and goodwill, was classified as part of investments in equity interests balance on the Company’s condensed consolidated balance sheets. Prior to the Alibaba Group IPO, the Company recorded its share of the results of Alibaba Group one quarter in arrears within earnings in equity interests in the condensed consolidated statements of operations, including any related tax impacts related to the earnings in equity interest.

Technology and Intellectual Property License Agreement (the “TIPLA”). As a result of the Alibaba Group IPO, Alibaba Group’s obligation to make royalty payments under the TIPLA ceased on September 24, 2014 and the Company’s recognition of the remaining TIPLA deferred revenue was completed on September 18, 2015. For the three months ended September 30, 2014 and 2015, the Company recognized approximately $74 million and $60 million, respectively, and for the nine months ended September 30, 2014 and 2015, the Company recognized approximately $205 million and $199 million, respectively, related to the TIPLA.

Spin-Off of Remaining Holdings in Alibaba Group. On January 27, 2015, the Company announced a plan for a spin-off of all of the Company’s remaining holdings in Alibaba Group into a newly formed independent registered investment company. The name selected for the new company is Aabaco Holdings, Inc. (“Aabaco”). The stock of Aabaco will be distributed pro rata to Yahoo stockholders, resulting in Aabaco becoming a separate publicly traded registered investment company. On July 17, 2015, Aabaco filed its initial Registration Statement on Form N-2 with the U.S. Securities and Exchange Commission (“SEC”), which it subsequently amended on September 28, 2015. Following the completion of the transaction, Aabaco will own, directly or indirectly, all of Yahoo’s remaining 384 million Alibaba Group ordinary shares (the “Alibaba Group shares”) and a 100 percent ownership interest in Aabaco Small Business, LLC (“ASB”), a newly formed entity which will own Yahoo Small Business, a current operating business of Yahoo that will also be transferred to Aabaco as part of the transaction.

The spin-off transaction is subject to certain conditions, including final approval by the Company’s Board, receipt of a legal opinion from Skadden, Arps, Slate, Meagher & Flom LLP with respect to certain tax matters, including the qualification of the spin-off as a tax-free transaction under the Internal Revenue Code of 1986, as amended, the registration of Aabaco’s common stock under the Securities Exchange Act of 1934, the acceptance of Aabaco’s common stock for listing on the Nasdaq Global Select Market, and certain other conditions. In addition, in connection with the spin-off transaction, the Company will be required to comply with applicable covenants in certain material contracts, including compliance with applicable covenants in the indenture governing the Notes.

Each of the conditions may be waived, in whole or in part (to the extent permitted by applicable law), by the Company in its sole and absolute discretion. The Company has reserved the right, in its sole and absolute discretion, to abandon or modify the terms of the transaction at any time prior to the distribution date, even if the conditions to the transaction have been satisfied.

The completion of the transaction is expected to occur prior to the end of January 2016, subject to the conditions described above. The composition of Aabaco’s independent board of directors and management team, and other details of the transaction, including the distribution ratio, will be determined prior to the completion of the transaction.

Upon completion of the transaction, which is subject to the satisfaction or waiver of the conditions specified above, the Company’s consolidated financial position will be materially impacted as the Alibaba Group shares and related deferred tax liabilities will be removed from the Company’s condensed consolidated balance sheet. The Company would no longer hold any Alibaba Group shares and would no longer record changes in fair value within comprehensive income (loss).

Note 9   Foreign Currency Derivative Financial Instruments

The Company uses derivative financial instruments, primarily forward contracts and option contracts, to mitigate risk associated with adverse movements in foreign currency exchange rates.

The Company records all derivatives in the condensed consolidated balance sheets at fair value, with assets included in prepaid expenses and other current assets or other long-term assets and investments, and liabilities included in accrued expenses and other current liabilities or other long-term liabilities. The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The effective portions of net investment hedges are recorded in other comprehensive income as a part of the cumulative translation adjustment. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income until the hedged item is recognized in revenue on the condensed consolidated statements of operations when the underlying hedged revenue is recognized. Any ineffective portions of net investment hedges and cash flow hedges are recorded in other income (expense), net on the Company’s condensed consolidated statements of operations. For balance sheet hedges, changes in the fair value are recorded in other income (expense), net on the Company’s condensed consolidated statements of operations.

The Company enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of foreign exchange contracts with the same counterparty, subject to applicable requirements. The Company presents its derivative assets and liabilities at their gross fair values on the condensed consolidated balance sheets. The Company is not required to pledge, and is not entitled to receive, cash collateral related to these derivative transactions.

Designated as Hedging Instruments

Net Investment Hedges. The Company currently hedges, on an after-tax basis, a portion of its net investment in Yahoo Japan with forward contracts and option contracts to reduce the risk that its investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. The total of the after-tax net investment hedge was less than the Yahoo Japan investment balance as of both December 31, 2014 and September 30, 2015. As such, the net investment hedge was considered to be effective.

Cash Flow Hedges. The Company entered into foreign currency forward contracts designated as cash flow hedges of varying maturities through December 31, 2016. All of the forward contracts designated as cash flow hedges that were settled were reclassified to revenue during the three and nine months ended September 30, 2014 and 2015, respectively. All current outstanding cash flow hedges are expected to be reclassified into revenue during fiscal years 2015 and 2016. For the three and nine months ended September 30, 2014 and 2015, the amounts recorded in other income (expense), net as a result of hedge ineffectiveness was not material.

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

Notional amounts of the Company’s outstanding derivative contracts were as follows (in millions):

	December 31,	September 30,
	2014	2015

Derivatives designated as hedging instruments:
Net investment hedge forward and option contracts	$1,647	$1,502
Cash flow hedge forwards	$222	$122
Derivatives not designated as hedging instruments:
Balance sheet hedges	$243	$257

Foreign currency derivative activity for the nine months ended September 30, 2014 was as follows (in millions):

	Beginning Fair Value	Settlement Payment (Receipt)	Gain (Loss) Recorded in Other Income (Expense), Net	Gain (Loss) Recorded in Other Comprehensive Income (Loss)		Gain (Loss) Recorded in Revenue	Ending Fair Value

Derivatives designated as hedging instruments:
Net investment hedges	$209	$(178)	$-	$78	(*)	$-	$109
Cash flow hedges	$4	$(2)	$(1)	$(1)		$4	$4
Derivatives not designated as hedging instruments:
Balance sheet hedges	$-	$(1)	$11	$-		$-	$10

(*)  This amount does not reflect the tax impact of $29 million recorded during the nine months ended September 30, 2014. The $49 million after tax impact of the loss recorded within other comprehensive income was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets as of September 30, 2014.

Foreign currency derivative activity for the nine months ended September 30, 2015 was as follows (in millions):

	Beginning Fair Value	Settlement Payment (Receipt)	Gain (Loss) Recorded in Other Income (Expense), Net	Gain (Loss) Recorded in Other Comprehensive Income (Loss)		Gain (Loss) Recorded in Revenue	Ending Fair Value

Derivatives designated as hedging instruments:
Net investment hedges	$185	$(92)	$1	$7	(*)	$-	$101
Cash flow hedges	$8	$(1)	$(1)	$(3)		$(2)	$1
Derivatives not designated as hedging instruments:
Balance sheet hedges	$4	$(22)	$17	$-		$-	$(1)

(*)   This amount does not reflect the tax impact of $3 million recorded during the nine months ended September 30, 2015. The $4 million after tax impact of the gain recorded within other comprehensive income was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

Foreign currency derivative contracts balance sheet location and ending fair value was as follows (in millions):

	Balance Sheet	December 31,	September 30,
	Location	2014	2015

Derivatives designated as hedging instruments:

Net investment hedges	Asset(1)	$190	$107

	Liability(2)	$(5)	$(6)

Cash flow hedges	Asset(1)	$8	$2

	Liability(2)	$-	$(1)

Derivatives not designated as hedging instruments:

Balance sheet hedges	Asset(1)	$5	$2

	Liability(2)	$(1)	$(3)

(1)	Included in prepaid expenses and other current assets or other long-term assets and investments on the condensed consolidated balance sheets.
(2)	Included in accrued expenses and other current liabilities or other long-term liabilities on the condensed consolidated balance sheets.

Note 10  Credit Agreement

The Company’s credit agreement with Citibank, N.A., as Administrative Agent entered into on October 19, 2012 (as amended on October 10, 2013, October 9, 2014, and July 24, 2015, the “Credit Agreement”) provides for a $750 million unsecured revolving credit facility, subject to increase of up to $250 million in accordance with its terms. The Credit Agreement terminates on July 22, 2016, unless extended by the parties. As of September 30, 2015, the Company was in compliance with the financial covenants in the Credit Agreement and no amounts were outstanding.

Note 11  Convertible Notes

0.00% Convertible Senior Notes

As of September 30, 2015, the Company had $1.4 billion principal amount of Notes outstanding. The Notes are senior unsecured obligations of Yahoo, the Notes do not bear regular interest, and the principal amount of the Notes does not accrete. The Notes mature on December 1, 2018, unless previously purchased or converted in accordance with their terms prior to such date. The Company may not redeem the Notes prior to maturity. However, holders of the Notes may convert them at certain times and upon the occurrence of certain events in the future, as outlined in the indenture governing the Notes (the “Indenture”). Holders of the Notes who convert in connection with a “make-whole fundamental change,” as defined in the Indenture, may require Yahoo to purchase for cash all or any portion of their Notes at a purchase price equal to 100 percent of the principal amount, plus accrued and unpaid special interest as defined in the Indenture, if any. The Notes are convertible, subject to certain conditions, into shares of Yahoo common stock at an initial conversion rate of 18.7161 shares per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $53.43 per share), subject to adjustment upon the occurrence of certain events. Upon conversion of the Notes, holders will receive cash, shares of Yahoo’s common stock or a combination thereof, at Yahoo’s election. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock with respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread). As of September 30, 2015, none of the conditions allowing holders of the Notes to convert had been met.

The Notes consist of the following (in thousands):

	December 31, 2014	September 30, 2015

Liability component:
Principal	$1,437,500	$1,437,500
Less: note discount	(267,077)	(220,092)

Net carrying amount	$1,170,423	$1,217,408

Equity component (*)	$305,569	$305,569

(*)	Recorded on the condensed consolidated balance sheets within additional paid-in capital.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015

Accretion of convertible note discount	$15,056	$15,867	$44,583	$46,984

The estimated fair value of the Notes, which was determined based on inputs that are observable in the market (Level 2) was as follows (in thousands):

	December 31, 2014		September 30, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value

Convertible senior notes	$1,175,240	$1,170,423	$1,248,922	$1,217,408

Note 12  Commitments And Contingencies

Lease Commitments. The Company leases office space and data centers under operating and capital lease agreements with original lease periods of up to 15 years which expire between 2015 and 2025. A summary of gross and net lease commitments as of September 30, 2015 was as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments

Three months ending December 31, 2015	$29	$(4)	$25
Years ending December 31,
2016	$107	$(12)	$95
2017	$80	$(9)	$71
2018	$56	$(7)	$49
2019	$45	$(5)	$40
2020	$31	$(2)	$29
Due after 5 years	$84	$(4)	$80

Total gross and net lease commitments	$432	$(43)	$389

Capital Lease Commitments

Three months ending December 31, 2015	$6
Years ending December 31,
2016	15
2017	10
2018	9
2019	5
2020	-
Due after 5 years	-

Gross capital lease commitments	45
Less: interest	8

Net capital lease commitments included in other accrued expenses and current liabilities and other long-term liabilities	$37

Affiliate Commitments. The Company is obligated to make payments, which represent TAC, to its Affiliates. As of September 30, 2015, these commitments totaled $1,682 million, of which $100 million will be payable in the remainder of 2015, $401 million will be payable in 2016, $400 million will be payable in 2017, $375 million will be payable in 2018, $375 million will be payable in 2019, and $31 million will be payable thereafter.

Non-cancelable Obligations. The Company is obligated to make payments under various non-cancelable arrangements with vendors and other business partners, principally for marketing, bandwidth, co-location, and content arrangements. As of September 30, 2015, these commitments totaled $191 million, of which $52 million will be payable in the remainder of 2015, $101 million will be payable in 2016, $23 million will be payable in 2017, $13 million will be payable in 2018, and $2 million will be payable in 2019.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $18 million through 2023.

Finance Lease Obligations. The Company is deemed to be the owner after occupancy of a certain facility that was constructed as a build-to-suit lease arrangement and previously reflected as accrued expenses and current liabilities on the Company’s condensed consolidated balance sheet. As such, this arrangement is accounted for as a finance lease. As of September 30, 2015, this commitment totaled $18 million, of which less than $1 million will be payable in 2016, $1 million will be payable in 2017, $2 million will be payable in 2018, $2 million will be payable in 2019, $2 million will be payable in 2020, and $10 million will be payable thereafter.

Construction Liabilities. The estimated timing and amounts of payments for rent associated with the build-to-suit lease arrangement that has not been placed in service totaled $40 million, of which less than $1 million will be payable in the remainder of 2015, $2 million will be payable in 2016, $3 million will be payable in 2017, $4 million will be payable in 2018, $4 million will be payable in 2019, $4 million will be payable in 2020, and $22 million will be payable thereafter.

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

As of September 30, 2015, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

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

Stockholder and Securities Matters. Since May 31, 2011, several related stockholder derivative suits were filed in the Santa Clara County Superior Court (“California Derivative Litigation”) and the U.S. District Court for the Northern District of California (“Federal Derivative Litigation”) purportedly on behalf of the Company against certain officers and directors of the Company and third parties. The California Derivative Litigation was filed by plaintiffs Cinotto, Lassoff, Zucker, and Koo, and consolidated under the caption In re Yahoo! Inc. Derivative Shareholder Litigation on June 24, 2011 and September 12, 2011. The Federal Derivative Litigation was filed by plaintiffs Salzman, Tawila, and Iron Workers Mid-South Pension Fund and consolidated under the caption In re Yahoo! Inc. Shareholder Derivative Litigation on October 3, 2011. The plaintiffs allege breaches of fiduciary duties, corporate waste, mismanagement, abuse of control, unjust enrichment, misappropriation of corporate assets, or contribution, and seek damages, equitable relief, disgorgement, and corporate governance changes in connection with Alibaba Group’s restructuring of its subsidiary Alipay.com Co., Ltd. (“Alipay”) and related disclosures. On June 7, 2012, the courts approved stipulations staying the California Derivative Litigation pending resolution of the Federal Derivative Litigation, and deferring the Federal Derivative Litigation pending a ruling on the motion to dismiss filed by the defendants in the related stockholder class actions, which are discussed below. The Federal Derivative Litigation was stayed pending resolution of the appeal filed by the plaintiffs in the related stockholder class actions, which now has concluded as described below. The Company has filed a motion to dismiss the Federal Derivative Litigation.

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

On April 22, 2015, a stockholder action captioned Cathy Buch v. David Filo, et al., was filed in the Delaware Court of Chancery against Yahoo and all current members of the Board. The complaint asserts both derivative claims, purportedly on behalf of Yahoo, and class action claims, purportedly on behalf of the plaintiff and all similarly situated stockholders, relating to the termination of, and severance payments made to, our former chief operating officer, Henrique de Castro. The plaintiff alleges that the board members breached their fiduciary duties by enabling or acquiescing in the payment of severance to Mr. de Castro, and by allowing Yahoo to make allegedly false and misleading statements regarding the value of his severance. The plaintiff has also asserted claims against Mr. de Castro. The plaintiff seeks to recoup the severance paid to Mr. de Castro, an equitable accounting, disgorgement in favor of Yahoo, monetary damages, declaratory relief, injunctive relief, and an award of attorneys’ fees and costs. The Company has filed a motion to dismiss the action.

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

On February 16, 2015, plaintiffs filed a petition for review by the Supreme Court of Mexico, where review is limited to constitutional questions under Mexican law. The plaintiffs’ petition was denied. Plaintiffs then filed an additional petition seeking to reverse the denial through further review. On September 22, 2015, the Supreme Court of Mexico issued its written decision denying that petition. This decision concludes plaintiffs’ appeals in Mexico.

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

The Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters described above. The Company has also determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to the Company’s legal proceedings, including the matters described above, other than the remaining Mexico matter, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of September 30, 2015 were not material. The Company did not accrue for the judgment in Mexico, which was reversed as explained above. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo, its subsidiaries, directors, or officers in these matters, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against these claims.

Note 13  Stockholders’ Equity And Employee Benefits

Stock Options. The Company’s Stock Plan, the Directors’ Plan, and stock-based awards assumed through acquisitions (including stock-based commitments related to continued service of acquired employees, such as holdbacks by Yahoo of shares of Yahoo common stock issued to founders of acquired companies in connection with certain of the Company’s acquisitions) are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans for the nine months ended September 30, 2015 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2014(1)	9,225	$18.57
Options granted	-	$-
Options assumed in acquisitions	407	$11.89
Options exercised(2)	(1,709)	$16.59
Options expired	(579)	$19.11
Options cancelled/forfeited	(313)	$19.89

Outstanding at September 30, 2015(1)	7,031	$18.56

(1)	Includes shares subject to performance-based stock options for which performance goals had not been set as of the date shown.

(2)	The Company generally issues new shares to satisfy stock option exercises.

As of September 30, 2015, there was $31 million of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.8 years.

The fair value of option grants, including assumed options from acquisitions, was determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options	Stock Options	Stock Options	Stock Options
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2015	2014	2015

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.1%	0.9%	1.3%	0.9%
Expected volatility	32.7%	34.5%	35.8%	34.5%
Expected life (in years)	3.30	2.5	3.77	2.5

Restricted Stock Units. Restricted stock unit (“RSU”) activity under the Plans for the nine months ended September 30, 2015 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share

Awarded and unvested at December 31, 2014(1)	40,677	$32.38
Granted(2)	14,799	$42.37
Assumed in acquisitions	-	$-
Vested	(13,844)	$28.30
Forfeited	(9,918)	$32.93

Awarded and unvested at September 30, 2015(1)	31,714	$38.66

(1)

Includes the maximum number of shares issuable under the Company’s performance-based restricted stock unit awards (including future-year tranches for which performance goals had not been set) as of the date shown.

(2)

Includes the maximum number of shares issuable under the performance-based restricted stock unit awards granted during the nine months ended September 30, 2015 (including future-year tranches for which performance goals had not been set during the period); excludes tranches of previously granted performance-based restricted stock units for which performance goals were set during the nine months ended September 30, 2015.

As of September 30, 2015, there was $764 million of unamortized stock-based compensation expense related to unvested restricted stock units which is expected to be recognized over a weighted average period of 2.4 years.

During the nine months ended September 30, 2014 and 2015, 16.0 million shares and 13.8 million shares, respectively, that were subject to previously granted restricted stock units, vested. These vested restricted stock units were net share settled. During the nine months ended September 30, 2014 and 2015, the Company withheld 6.0 million shares and 5.3 million shares, respectively, based upon the Company’s closing stock price on the vesting date, to satisfy the Company’s tax withholding obligation relating to the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $226 million and $216 million, respectively, for the nine months ended September 30, 2014 and 2015 and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

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

Stock Repurchases. In November 2013, the Board authorized a stock repurchase program with an authorized level of $5 billion. The November 2013 program, according to its terms, will expire in December 2016. The aggregate amount available under the November 2013 repurchase program was approximately $726 million at September 30, 2015. In March 2015, the Board authorized an additional stock repurchase program with an authorized level of $2 billion. The March 2015 program, according to its terms, will expire in March 2018. The aggregate amount available under the March 2015 repurchase program was $2 billion at September 30, 2015. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the nine months ended September 30, 2015, the Company repurchased approximately 4 million shares of its common stock under its November 2013 program at an average price of $47.65 per share for a total of $204 million.

Note 14  Restructuring Charges, Net

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2015	2014	2015

Employee severance pay and related costs	$4,086	$16,597	$7,759	$67,746
Non-cancelable lease, contract termination, and other charges	4,545	11,103	72,983	33,123
Reversals of previous charges	(161)	(2,590)	(3,133)	(6,611)
Non-cash accelerations of stock-based compensation expense	-	-	-	2,705
Other non-cash charges (credits)	-	902	(7,031)	(31)

Restructuring charges, net	$8,470	$26,012	$70,578	$96,932

The Company has implemented various restructuring plans to reduce its cost structure, align resources with its product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers. For the three months ended September 30, 2014, the Company recorded expense of $4 million, $1 million and $3 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the nine months ended September 30, 2014, the Company recorded expense of $59 million, $8 million and $4 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the three months ended September 30, 2015, the Company recorded expense of $9 million and $17 million related to the Americas and EMEA segments, respectively. For the nine months ended September 30, 2015, the Company recorded expense of $62 million, $31 million, and $4 million related to the Americas, EMEA, and Asia Pacific segments, respectively.

The Company’s restructuring accrual activity for the nine months ended September 30, 2015 is summarized as follows (in thousands):

Accrual balance as of December 31, 2014	$83,608
Restructuring charges	96,932
Cash paid	(102,657)
Non-cash accelerations of stock-based compensation expense	(2,705)
Foreign currency translation and other adjustments	(910)

Accrual balance as of September 30, 2015	$74,268

The $74 million restructuring liability as of September 30, 2015 consisted of $19 million for employee severance pay expenses, which the Company expects to pay out by the end of the second quarter of 2017, and $55 million relating to non-cancelable lease costs, which the Company expects to pay over the terms of the related obligations through the fourth quarter of 2025, less estimated sublease income.

The restructuring accrual by reportable segment consisted of the following (in thousands):

	December 31, 2014	September 30, 2015

Americas	$65,949	$51,891
EMEA	16,797	22,372
Asia Pacific	862	5

Total restructuring accruals	$83,608	$74,268

Note 15 Income Taxes

The Company’s effective tax rate is the result of the mix of income earned and losses incurred in various tax jurisdictions that apply a broad range of income tax rates. Historically, the Company’s provision for income taxes has differed from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense, non-deductible acquisition-related costs, and adjustments to unrecognized tax benefits.

The Company recorded income tax expense of $4 billion and income tax benefit of $93 million for the three months ended September 30, 2014 and 2015. The Company recorded income tax expense of $4 billion and income tax benefit of $76 million for the nine months ended September 30, 2014 and 2015. The income tax expense for the three and nine months ended September 30, 2014 was primarily associated with the Company’s taxable gain from the sale of 140 million ADSs in the Alibaba Group IPO on September 24, 2014. The income tax benefit for the same periods in 2015 was primarily a result of the Company’s loss before income taxes and earnings in equity interests.

On July 27, 2015, the United States Tax Court issued an opinion in Altera Corp. et al. v. Commissioner, which invalidated the 2003 final Treasury rule that requires participants in qualified cost-sharing arrangements to share stock-based compensation costs. Based on the decision of the Tax Court, the Company could be entitled to a future income tax benefit by excluding stock-based compensation costs from its cost sharing with affiliated entities for the period of time that the Company had the cost-sharing structure in place. However, there is uncertainty related to the IRS response to the Tax Court opinion, the final resolution of this issue, and the potential favorable benefits to the Company. The Company will continue to monitor developments related to this opinion and the potential impact of those developments on its current and prior fiscal years.

As of September 30, 2015, the Company does not anticipate repatriating its undistributed foreign earnings of approximately $3.2 billion. Those earnings are principally related to its equity method investment in Yahoo Japan. If those earnings were to be repatriated in the future, the Company may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

The Company’s gross amount of unrecognized tax benefits as of September 30, 2015 was $1.1 billion, of which $1.0 billion is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of September 30, 2015 increased by $30 million from the recorded balance as of December 31, 2014. The majority of the increase related to transfer prices among entities in different tax jurisdictions.

The Company is in various stages of examination and appeal in connection with its taxes both in the U.S. and in foreign jurisdictions. Those audits generally span tax years 2005 through 2013. As of September 30, 2015, the Company’s 2011 through 2013 U.S. federal income tax returns are currently under examination. The Company has protested the proposed California Franchise Tax Board’s adjustments to the 2005 through 2008 returns, but no conclusions have been reached to date. It is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions are expected to be resolved in the foreseeable future. The Company believes that it has adequately provided for any reasonably foreseeable adjustment to its tax returns and that any settlement will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows. It is reasonably possible that the Company’s unrecognized tax benefits could be reduced by up to approximately $152 million in the next twelve months.

In the three months ended March 31, 2015, we satisfied the $3.3 billion income tax liability related to the sale by Yahoo! Hong Kong Holdings Limited, our wholly-owned subsidiary, of Alibaba Group ADSs in the Alibaba Group IPO on September 24, 2014. As of September 30, 2015, the Company accrued deferred tax liabilities of $9.1 billion associated with the Alibaba Group shares retained by the Company. Such deferred tax liabilities will be subject to periodic adjustments due to changes in the fair value of the Alibaba Group shares. These deferred tax liabilities will become obligations of Aabaco upon completion of the planned spin-off transaction.

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

Tax authorities from the Brazilian State of Sao Paulo have assessed certain indirect taxes against the Company’s Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment is for calendar years 2008 through 2011 and, translated into U.S. dollars as of September 30, 2015, totals approximately $86 million. The Company currently believes the assessment is without merit. The Company believes the risk of loss is remote and has not recorded an accrual for the assessment.

Note 16  Segments

The Company continues to manage its business geographically. The primary areas of measurement and decision-making are Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. Management relies on an internal reporting process that provides revenue, revenue ex-TAC (which is defined as revenue less cost of revenue – TAC), direct costs excluding TAC by segment, and consolidated income (loss) from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, the Company’s segments.

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2015	2014	2015

Revenue by segment:
Americas	$873,306	$987,374	$2,545,769	$2,964,305
EMEA	89,058	79,614	278,475	246,530
Asia Pacific	185,776	158,685	540,817	484,073

Total Revenue	$1,148,140	$1,225,673	$3,365,061	$3,694,908

TAC by segment:
Americas	$42,607	$201,855	$106,997	$549,332
EMEA	7,980	12,745	27,385	37,399
Asia Pacific	3,593	8,629	9,533	19,867

Total TAC	$54,180	$223,229	$143,915	$606,598

Revenue ex-TAC by segment:
Americas	$830,699	$785,519	$2,438,772	$2,414,973
EMEA	81,078	66,869	251,090	209,131
Asia Pacific	182,183	150,056	531,284	464,206

Total Revenue ex-TAC	1,093,960	1,002,444	3,221,146	3,088,310

Direct costs by segment(1) :
Americas	66,516	84,582	213,000	240,406
EMEA	23,166	23,196	66,505	63,947
Asia Pacific	53,954	47,214	148,921	149,764
Global operating costs(2)	646,042	603,215	1,903,194	1,916,240
Gain on sales of patents	(1,300)	-	(62,800)	(11,100)
Asset impairment charge	-	41,699	-	41,699
Restructuring charges, net	8,470	26,012	70,578	96,932
Depreciation and amortization	149,144	152,412	453,538	457,630
Stock-based compensation expense	105,796	110,426	317,422	351,252

Income (loss) from operations	$42,172	$(86,312)	$110,788	$(218,460)

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2015	2014	2015

Capital expenditures, net:
Americas	$105,437	$139,796	$269,754	$401,984
EMEA	3,034	4,616	22,070	19,265
Asia Pacific	3,783	5,969	12,443	19,495

Total capital expenditures, net	$112,254	$150,381	$304,267	$440,744

	December 31,	September 30,
	2014	2015

Property and equipment, net:
Americas:
U.S.	$1,382,597	$1,494,905
Other	787	495

Total Americas	$1,383,384	$1,495,400

EMEA	34,649	31,710
Asia Pacific	69,651	63,329

Total property and equipment, net	$1,487,684	$1,590,439

See Note 5 — “Goodwill” and Note 14 — “Restructuring Charges, Net” for additional information regarding segments.

Enterprise Wide Disclosures

The following table presents revenue for groups of similar services (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2015	2014	2015

Search	$452,355	$509,478	$1,325,540	$1,562,270
Display	446,980	508,617	1,336,257	1,472,726
Other	248,805	207,578	703,264	659,912

Total revenue	$1,148,140	$1,225,673	$3,365,061	$3,694,908

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2015	2014	2015

Revenue:
U.S.	$839,080	$958,394	$2,444,696	$2,887,134
International	309,060	267,279	920,365	807,774

Total revenue	$1,148,140	$1,225,673	$3,365,061	$3,694,908

Revenue is attributed to individual countries according to the online property that generated the revenue. No single foreign country was material to revenue for the three or nine months ended September 30, 2014 and 2015.

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

Additionally, pursuant to the Eleventh Amendment, The Company has the ability in response to queries on both personal computers and mobile devices to request algorithmic listings only, paid listings only or both algorithmic and paid listings from Microsoft. To the extent the Company requests algorithmic listings only or requests paid listings but elects not to display such paid listings, the Company pays Microsoft serving costs but not a revenue share. In other cases and with respect to the Volume Commitment, the Revenue Share Rate applies.

Previously under the Search Agreement, Yahoo had sales exclusivity for both the Company’s and Microsoft’s premium advertisers. Pursuant to the Eleventh Amendment to the Search Agreement, this sales exclusivity terminated on July 1, 2015. The Company and Microsoft have commenced transitioning premium advertisers for Microsoft’s paid search services to Microsoft on a market-by-market basis. The Eleventh Amendment requires this transition to be completed by January 31, 2016.

The term of the Search Agreement is 10 years from its commencement date, February 23, 2010, subject to earlier termination as provided in the Search Agreement. As of October 1, 2015, either the Company or Microsoft may terminate the Search Agreement by delivering a written notice of termination to the other party. The Search Agreement will remain in effect for four months from the date of the termination notice to provide for a transition period; however, the Company’s Volume Commitment will not apply in the third and fourth months of this transition period.

The Company currently reports as revenue the revenue share it receives from Microsoft under the Search Agreement as the Company is not the primary obligor in the arrangement with the advertisers and publishers as the underlying search advertising services are provided by Microsoft. Approximately 36 percent and 33 percent of the Company’s revenue for the three months ended September 30, 2014 and 2015, respectively, and approximately 36 percent of the Company’s revenue for both the nine months ended September 30, 2014 and 2015 was attributable to the Search Agreement.

As of December 31, 2014 and September 30, 2015, the Company had collected total amounts of $52 million and nil, respectively, on behalf of Microsoft and Microsoft’s affiliates, which was included in cash and cash equivalents with a corresponding liability in accrued expenses and other current liabilities. The Company’s uncollected revenue share in connection with the Search Agreement was $330 million and $280 million, which is included in accounts receivable, net, as of December 31, 2014 and September 30, 2015, respectively.

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

Note 18  Subsequent Events

Google Services Agreement. On October 19, 2015, Yahoo and Google Inc. (“Google”), entered into a Google Services Agreement (the “Services Agreement”). The Services Agreement is effective as of October 1, 2015 and expires on December 31, 2018. Pursuant to the Services Agreement, Google will provide Yahoo with search advertisements through Google’s AdSense for Search Service (“AFS”), web algorithmic search services through Google’s Websearch Service, and image search services. The results provided by Google for these services will be available to Yahoo for display on both desktop and mobile platforms.

Under the Services Agreement, Yahoo is not obligated to send any minimum number of search queries to Google. The Services Agreement is non-exclusive and expressly permits Yahoo to use any other search advertising services, including its own service, the services of Microsoft, or other third parties.

Google will pay Yahoo a percentage of the gross revenues from AFS ads displayed on Yahoo Properties or Affiliate sites. Yahoo will pay Google fees for requests for image search results or web algorithmic search results.

The Services Agreement is subject to regulatory review in the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue,” the negative of such terms, or other comparable terminology. This Report includes, among others, forward-looking statements regarding our:

•	expectations regarding our proposed spin-off of our remaining holdings in Alibaba Group Holding Limited (“Alibaba Group”);

•	expectations about revenue, including search, display, and other revenue;

•	expectations about growth in users;

•	expectations about changes in our earnings in equity interests and net income;

•	expectations about changes in operating expenses;

•	anticipated capital expenditures;

•	expectations about our share repurchase activity;

•	expectations about the financial and operational impacts of our Search and Advertising Services and Sales Agreement (the “Search Agreement”) with Microsoft Corporation (“Microsoft”);

•	impact of recent acquisitions on our business and evaluation of, and expectations for, possible acquisitions of, or investments in, businesses, products, intangible assets and technologies;

•	expectations about the growth of, the opportunities for monetization in and revenue from, the mobile industry and mobile devices;

•	expectations about the growth of, the opportunities for monetization in and revenue from, our offerings in mobile, video, native, and social (“Mavens”);

•	projections and estimates with respect to our restructuring activities and changes to our organizational structure;

•	expectations about the amount of unrecognized tax benefits, the outcome of tax assessment appeals, the adequacy of our existing tax reserves, future tax expenditures, and tax rates;

•	expectations about positive cash flow generation and existing cash, cash equivalents, and investments being sufficient to meet normal operating requirements; and

•	expectations regarding the future outcome of legal proceedings in which we are involved.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

	(in thousands)
Revenue	$1,148,140	$1,225,673	$3,365,061	$3,694,908
Revenue ex-TAC	$1,093,960	$1,002,444	$3,221,146	$3,088,310
Income (loss) from operations(1)	$42,172	$(86,312)	$110,788	$(218,460)
Adjusted EBITDA	$305,582	$244,237	$952,326	$737,053
Net income attributable to Yahoo! Inc.	$6,774,102	$76,261	$7,355,387	$75,905
Net cash provided by (used in) operating activities	$289,192	$137,275	$785,667	$(2,492,244)
Free cash flow(2)	$212,230	$18,028	$512,107	$(3,041,674)

(1) Includes:
Stock-based compensation expense	$105,796	$110,426	$317,422	$351,252
Restructuring charges, net	$8,470	$26,012	$70,578	$96,932

(2) During the nine months ended September 30, 2015, we satisfied the $3.3 billion income tax liability related to the sale of Alibaba Group American Depositary Shares (“ADSs”) in Alibaba Group’s initial public offering (“Alibaba Group IPO”) in September 2014.

Non-GAAP Financial Measures

Revenue ex-TAC. Revenue ex-TAC is a non-GAAP financial measure defined as GAAP revenue less cost of revenue—TAC. TAC consists of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo Properties.

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

Free Cash Flow. Free cash flow is a non-GAAP financial measure defined as net cash provided by (used in) operating activities (adjusted to include excess tax benefits from stock-based awards), less (i) acquisition of property and equipment, net (i.e., acquisition of property and equipment less proceeds from disposition of property and equipment), and (ii) dividends received from equity investees.

For additional information about these non-GAAP financial measures, see “Non-GAAP Financial Measures” included in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Revenue

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2014	2015	Change	2014	2015	Change

	(dollars in thousands)
Revenue	$1,148,140	$1,225,673	7%	$3,365,061	$3,694,908	10%
Less: TAC	54,180	223,229	312%	143,915	606,598	321%

Revenue ex-TAC	$1,093,960	$1,002,444	(8)%	$3,221,146	$3,088,310	(4)%

For the three and nine months ended September 30, 2015, revenue increased $78 million, or 7 percent, and $330 million, or 10 percent, respectively, compared to the same periods of 2014. For the three and nine months ended September 30, 2015, TAC increased $169 million, or 312 percent, and $463 million, or 321 percent, respectively, compared to the same periods of 2014. For the three and nine months ended September 30, 2015, revenue ex-TAC (a non-GAAP financial measure) decreased $92 million, or 8 percent, and $133 million, or 4 percent, respectively, compared to the same periods of 2014. The increase in revenue for the three and nine months ended September 30, 2015 was primarily attributable to an increase in search and display revenue resulting from an increase in revenue from distribution partners, including Mozilla Corporation (“Mozilla”), revenue from mobile devices and incremental revenue from BrightRoll, a programmatic video advertising platform that we acquired in December 2014. The increase in TAC for the three and nine months ended September 30, 2015, which exceeded the revenue increases for the same periods resulting in declines in revenue ex-TAC, was primarily driven by higher payments to distribution partners, including Mozilla, TAC associated with Gemini, and incremental TAC related to the BrightRoll acquisition.

Of the $78 million increase in revenue and $169 million increase in TAC for the three months ended September 30, 2015, $94 million and $94 million, respectively, were attributable to the agreement we entered into in November 2014 to compensate Mozilla for making us the default search provider on certain of Mozilla’s products in the United States (the “Mozilla Agreement”). Of the $330 million increase in revenue and $463 million increase in TAC for the nine months ended September 30, 2015, $297 million and $281 million, respectively, were attributable to the Mozilla Agreement. See “Results of Operations” for a more detailed discussion of the factors that contributed to the changes in revenue and TAC during these periods.

Gemini is our unified marketplace for search and native advertising on Yahoo Properties and Affiliate sites. Gemini ads appear on search results pages in response to queries and also as native ads alongside display content. Advertisers place ads on the Gemini platform through our simple self-serve interface, as well as through Yahoo’s traditional sales force; we do not source Gemini ads from Microsoft or other third-party providers. Because we are the primary obligor to Gemini advertisers, we recognize Gemini revenue gross of the related TAC paid to Affiliates. In the third quarter of 2015, we increased the proportion of search queries being routed to the Gemini platform in order to train our ad placement algorithms. During Gemini’s ramp-up phase, which is continuing, this change is resulting in reduced Price-per-Click as we work to optimize the system.

We anticipate that the anniversaries of our November 2014 agreement with Mozilla and our BrightRoll acquisition, as well as our continued ramp-up of the Gemini platform, may negatively impact both GAAP revenue and revenue ex-TAC on a year-over-year basis during the remainder of fiscal year 2015. We also expect other revenue to be impacted on a year-over-year basis beginning in the three months ending December 31, 2015 as the recognition of the remaining deferred revenue associated with the Technology and Intellectual Property License Agreement (the “TIPLA”) with Alibaba Group was completed on September 18, 2015. We recognized the remaining $60 million of deferred TIPLA revenue during the three months ended September 30, 2015. No revenue from the TIPLA will be recognized during the three months ending December 31, 2015, or in any periods thereafter. Over time, we expect GAAP revenue to grow faster than revenue ex-TAC as we anticipate gaining scale and market share in our core advertising businesses.

Mavens Revenue

One of our primary strategies is to invest in and grow our Mavens offerings. Revenue from our Mavens offerings is generated from, without duplication, (i) mobile (as defined below), (ii) video ads and video ad packages, (iii) native ads, and (iv) Tumblr ads and fees. Mavens revenue for the three months ended September 30, 2015 increased 43 percent to $422 million, compared to $295 million for the three months ended September 30, 2014. Mavens revenue for the nine months ended September 30, 2015 increased 54 percent to $1,189 million, compared to $773 million for the nine months ended September 30, 2014. The increase in Mavens revenue for the three and nine months ended September 30, 2015 was primarily related to growth in mobile advertising, and to a lesser extent, growth in native and video advertising.

We expect our Mavens revenue to continue to increase for the remainder of 2015 on a year-over-year basis.

Mobile Revenue

With the significant platform shift to mobile devices, we continue to focus on mobile products and mobile ad formats. We have refreshed the user experience on mobile across a number of Yahoo Properties, including Fantasy Sports, Sports, Flickr, Weather and Tumblr. Mobile revenue is generated in connection with user activity on mobile devices, including smartphones and tablets (a “device-based” approach), regardless of whether the device is accessing a mobile-optimized service. Mobile revenue is primarily generated by search and display advertising. Mobile revenue also includes leads, listings and fees revenue and ecommerce revenue allocated to user activity on mobile devices.

Mobile revenue for the three months ended September 30, 2015 increased 31 percent to $271 million, compared to $207 million for the three months ended September 30, 2014. Mobile revenue for the nine months ended September 30, 2015 increased 47 percent to $757 million, compared to $514 million for the nine months ended September 30, 2014. The increase in mobile revenue for the three and nine months ended September 30, 2015 was primarily attributable to growth in display revenue on mobile devices driven by native advertising. Additionally, the increase in mobile revenue for the nine months ended September 30, 2015 was attributable to growth in search revenue on mobile devices. Mobile revenue is included within Search, Display, and Other revenue that we have reported. As of September 30, 2015, we had more than 600 million monthly mobile users (including mobile Tumblr users).

We expect the contribution of mobile revenue to our total revenue to be consistent with the third quarter of 2015 for the remainder of 2015.

Adjusted EBITDA (a Non-GAAP Financial Measure)

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2014	2015	Change	2014	2015	Change

	(dollars in thousands)
Net income attributable to Yahoo! Inc.	$6,774,102	$76,261	(99)%	$7,355,387	$75,905	(99)%
Advisory fees	-	-	0%	-	8,000	100%
Depreciation and amortization	149,144	152,412	2%	453,538	457,630	1%
Stock-based compensation expense	105,796	110,426	4%	317,422	351,252	11%
Asset impairment charge	-	41,699	100%	-	41,699	100%
Restructuring charges, net	8,470	26,012	207%	70,578	96,932	37%
Other (expense) income, net	(10,308,931)	23,955	(100)%	(10,281,889)	66,759	(101)%
Provision for income taxes	3,973,402	(93,208)	(102)%	3,985,762	(75,613)	(102)%
Earnings in equity interests, net of tax	(398,692)	(95,195)	(76)%	(955,946)	(290,726)	(70)%
Net income attributable to noncontrolling interests	2,291	1,875	(18)%	7,474	5,215	(30)%

Adjusted EBITDA	$305,582	$244,237	(20)%	$952,326	$737,053	(23)%

Percentage of Revenue ex-TAC(1)(2)	28%	24%		30%	24%

(1)	Revenue ex-TAC is calculated as GAAP revenue less cost of revenue - TAC.

(2)

Net income attributable to Yahoo! Inc. as a percentage of GAAP revenue for the three and nine months ended September 30, 2015 was 6 percent and 2 percent, respectively. Net income attributable to Yahoo! Inc. as a percentage of GAAP revenue for the three and nine months ended September 30, 2014 was not meaningful.

For the three months ended September 30, 2015, adjusted EBITDA decreased $61 million, or 20 percent, compared to 2014, mainly due to higher TAC that was not fully offset by higher revenue, partially offset by a decline in global operating costs.

For the nine months ended September 30, 2015, adjusted EBITDA decreased $215 million, or 23 percent, compared to 2014, mainly due to higher TAC that was not fully offset by higher revenue as well as a lower benefit from patent sales year-over-year and an increase in direct costs in the Americas segment.

Adjusted EBITDA may be impacted during the three months ending December 31, 2015 if we do not have any patent sales or our patent sales in that period are less than our $35 million gain on sales of patents in the same period of 2014. We also expect adjusted EBITDA to be impacted beginning in the three months ending December 31, 2015 as the recognition of the remaining deferred revenue associated with the TIPLA with Alibaba Group was completed on September 18, 2015. We recognized the remaining $60 million of deferred TIPLA revenue during the three months ended September 30, 2015. No revenue from the TIPLA will be recognized during the three months ending December 31, 2015, or in any periods thereafter.

Free Cash Flow (a Non-GAAP Financial Measure)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

	(in thousands)
Net cash provided by (used in) operating activities	$289,192	$137,275	$785,667	$(2,492,244)
Acquisition of property and equipment, net	(112,254)	(150,381)	(304,267)	(440,744)
Excess tax benefits from stock-based awards	35,292	31,509	114,392	33,359
Dividends received from equity investees	-	(375)	(83,685)	(142,045)

Free cash flow	$212,230	$18,028	$512,107	$(3,041,674)

For the three months ended September 30, 2015, free cash flow decreased $194 million, or 92 percent, primarily due to a decline in net income attributable to Yahoo! Inc., cash paid for restructuring activities and an increase in capital expenditures year-over-year.

For the nine months ended September 30, 2015, free cash flow decreased $3.6 billion, primarily due to satisfaction of the $3.3 billion income tax liability related to the sale of Alibaba Group American Depositary Shares (“ADSs”) in September 2014.

Significant Transactions

Acquisition of Polyvore

On September 2, 2015, we completed the acquisition of Polyvore, Inc. (“Polyvore”), a social commerce website, for $161 million. Polyvore lets users across the globe discover and shop for their favorite products in fashion, beauty and home décor.

See Note 4—“Acquisitions and Dispositions” in the Notes to our condensed consolidated financial statements for additional information.

Search Agreement with Microsoft Corporation

The term of the Search Agreement is 10 years from its commencement date, February 23, 2010, subject to earlier termination as provided in the Search Agreement. Under the current terms of the Search Agreement, we are entitled to receive a percentage of the revenue (the “Revenue Share Rate”) generated from Microsoft’s services on Yahoo Properties and on Affiliate sites equal to 93 percent. Microsoft receives its 7 percent revenue share before deduction of the Affiliate site’s share of revenue. The Affiliate site’s share of revenue is deducted from our 93 percent Revenue Share Rate.

Previously under the Search Agreement, Yahoo had sales exclusivity for both Yahoo’s and Microsoft’s premium advertisers. Pursuant to the Eleventh Amendment to the Search Agreement, this sales exclusivity terminated on July 1, 2015. Yahoo and Microsoft have commenced transitioning premium advertisers for Microsoft’s paid search services to Microsoft on a market-by-market basis. The Eleventh Amendment requires this transition to be completed by January 31, 2016.

Approximately 36 percent and 33 percent of our revenue for the three months ended September 30, 2014 and 2015, respectively, and approximately 36 percent of our revenue for both the nine months ended September 30, 2014 and 2015 was attributable to the Search Agreement.

See Note 17 — “Search Agreement With Microsoft Corporation” in the Notes to our condensed consolidated financial statements for additional information.

Spin-Off of Remaining Holdings in Alibaba Group

On January 27, 2015, we announced a plan for a spin-off of all of our remaining holdings in Alibaba Group into a newly formed independent registered investment company. The name selected for the new company is Aabaco Holdings, Inc. (“Aabaco”). The stock of Aabaco will be distributed pro rata to our stockholders, resulting in Aabaco becoming a separate publicly traded registered investment company. On July 17, 2015, Aabaco filed its initial Registration Statement on Form N-2 with the U.S. Securities and Exchange Commission (“SEC”), which it subsequently amended on September 28, 2015. Following the completion of the transaction, Aabaco will own, directly or indirectly, all of Yahoo’s remaining 384 million Alibaba Group ordinary shares (the “Alibaba Group shares”) and a 100 percent ownership interest in Aabaco Small Business, LLC (“ASB”), a newly formed entity which will own Yahoo Small Business, a current operating business of Yahoo that will also be transferred to Aabaco as part of the transaction.

The spin-off transaction is subject to certain conditions, including final approval by our Board, receipt of a legal opinion from Skadden, Arps, Slate, Meagher & Flom LLP with respect to certain tax matters, including the qualification of the spin-off as a tax-free transaction under the Internal Revenue Code of 1986, as amended, the registration of Aabaco’s common stock under the Securities Exchange Act of 1934, the acceptance of Aabaco’s common stock for listing on the Nasdaq Global Select Market, and certain other conditions. In addition, in connection with the spin-off transaction, the Company will be required to comply with applicable covenants in certain material contracts, including compliance with applicable covenants in the indenture governing the Notes.

Each of the conditions may be waived, in whole or in part (to the extent permitted by applicable law), by us in our sole and absolute discretion. We have reserved the right, in our sole and absolute discretion, to abandon or modify the terms of the transaction at any time prior to the distribution date, even if the conditions to the transaction have been satisfied.

The completion of the transaction is expected to occur prior to the end of January 2016, subject to the conditions described above. The composition of Aabaco’s independent board of directors and management team, and other details of the transaction, including the distribution ratio, will be determined prior to the completion of the transaction.

Upon completion of the transaction, which is subject to the satisfaction or waiver of the conditions specified above, our consolidated financial position will be materially impacted as the Alibaba Group shares and related deferred tax liabilities will be removed from our condensed consolidated balance sheet. We would no longer hold any Alibaba Group shares and would no longer record changes in fair value within comprehensive income (loss).

Results of Operations

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2014	2015	Change	2014	2015	Change

	(dollars in thousands)
Revenue for groups of similar services:
Search
Yahoo Properties	$381,835	$435,616	14%	$1,113,620	$1,374,083	23%
Affiliate sites	70,520	73,862	5%	211,920	188,187	(11)%

Total search revenue	$452,355	$509,478	13%	$1,325,540	$1,562,270	18%

Display
Yahoo Properties	$395,317	$312,442	(21)%	$1,191,473	$1,000,708	(16)%
Affiliate sites	51,663	196,175	280%	144,784	472,018	226%

Total display revenue	$446,980	$508,617	14%	$1,336,257	$1,472,726	10%

Other	$248,805	$207,578	(17)%	$703,264	$659,912	(6)%

Total revenue	$1,148,140	$1,225,673	7%	$3,365,061	$3,694,908	10%

Cost of revenue — TAC	$54,180	$223,229	312%	$143,915	$606,598	321%
Cost of revenue — other	292,647	302,846	3%	882,036	884,041	0%
Sales and marketing	267,875	274,329	2%	823,398	823,990	0%
Product development	292,057	272,285	(7)%	852,099	905,460	6%
General and administrative	176,717	151,963	(14)%	496,221	506,071	2%
Amortization of intangibles	15,322	19,622	28%	48,826	59,677	22%
Gain on sales of patents	(1,300)	-	(100)%	(62,800)	(11,100)	(82)%
Asset impairment charge	-	41,699	100%	-	41,699	100%
Restructuring charges, net	8,470	26,012	207%	70,578	96,932	37%

Total operating expenses	$1,105,968	$1,311,985	19%	$3,254,273	$3,913,368	20%

Income (loss) from operations	$42,172	$(86,312)	(305)%	$110,788	$(218,460)	(297)%

Includes:
Stock-based compensation expense	$105,796	$110,426	4%	$317,422	$351,252	11%

The following table sets forth selected information concerning our results of operations as a percentage of revenue for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Revenue for groups of similar services:
Search
Yahoo Properties	33%	36%	33%	37%
Affiliate sites	6%	6%	6%	5%

Total search revenue	39%	42%	39%	42%

Display
Yahoo Properties	34%	25%	35%	27%
Affiliate sites	5%	16%	5%	13%

Total display revenue	39%	41%	40%	40%

Other	22%	17%	21%	18%

Total revenue	100%	100%	100%	100%

Cost of revenue — TAC	4%	18%	4%	16%
Cost of revenue — other	26%	25%	26%	24%
Sales and marketing	23%	22%	25%	22%
Product development	26%	22%	25%	25%
General and administrative	15%	12%	15%	14%
Amortization of intangibles	1%	2%	2%	2%
Gain on sales of patents	0%	0%	(2)%	0%
Asset impairment charge	0%	4%	0%	1%
Restructuring charges, net	1%	2%	2%	2%

Total operating expenses	96%	107%	97%	106%

Income (loss) from operations	4%	(7)%	3%	(6)%

Includes:
Stock-based compensation expense	9%	9%	9%	10%

Management Reporting

We continue to manage our business geographically. The primary areas of measurement and decision-making are currently the Americas, EMEA, and Asia Pacific. Management relies on an internal reporting process that provides revenue, revenue ex-TAC, direct costs excluding TAC by segment, and consolidated income (loss) from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, our segments.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2014	2015	Change	2014	2015	Change

	(dollars in thousands)
Revenue by segment:
Americas	$873,306	$987,374	13%	$2,545,769	$2,964,305	16%
EMEA	89,058	79,614	(11)%	278,475	246,530	(11)%
Asia Pacific	185,776	158,685	(15)%	540,817	484,073	(10)%

Total revenue	$1,148,140	$1,225,673	7%	$3,365,061	$3,694,908	10%

TAC by segment:
Americas	$42,607	$201,855	374%	$106,997	$549,332	413%
EMEA	7,980	12,745	60%	27,385	37,399	37%
Asia Pacific	3,593	8,629	140%	9,533	19,867	108%

Total TAC	$54,180	$223,229	312%	$143,915	$606,598	321%

Revenue ex-TAC by segment:
Americas	$830,699	$785,519	(5)%	$2,438,772	$2,414,973	(1)%
EMEA	81,078	66,869	(18)%	251,090	209,131	(17)%
Asia Pacific	182,183	150,056	(18)%	531,284	464,206	(13)%

Total revenue ex-TAC	1,093,960	1,002,444	(8)%	3,221,146	3,088,310	(4)%

Direct costs by segment(1):
Americas	66,516	84,582	27%	213,000	240,406	13%
EMEA	23,166	23,196	0%	66,505	63,947	(4)%
Asia Pacific	53,954	47,214	(12)%	148,921	149,764	1%
Global operating costs(2)	646,042	603,215	(7)%	1,903,194	1,916,240	1%
Gain on sales of patents	(1,300)	-	(100)%	(62,800)	(11,100)	(82)%
Asset impairment charge	-	41,699	100%	-	41,699	100%
Restructuring charges, net	8,470	26,012	207%	70,578	96,932	37%
Depreciation and amortization	149,144	152,412	2%	453,538	457,630	1%
Stock-based compensation expense	105,796	110,426	4%	317,422	351,252	11%

Income (loss) from operations	$42,172	$(86,312)	(305)%	$110,788	$(218,460)	(297)%

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

Revenue

We generate revenue principally from search and display advertising on Yahoo Properties and Affiliate sites, with the majority of our revenue coming from advertising on Yahoo Properties. Our margins on revenue from advertising on Yahoo Properties are generally higher than our margins on revenue from advertising on Affiliate sites, as we pay TAC to our Affiliates. Additionally, we generate revenue from other sources including listings-based services, facilitating commercial transactions, royalties, patent licenses, and consumer and business fee-based services. For additional information about how we generate and recognize revenue, see “Results of Operations — Revenue — Mobile Revenue, — Search Revenue, — Display Revenue, and —Other Revenue” included in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Search Revenue

Search revenue for the three months ended September 30, 2015 increased $57 million, or 13 percent, compared to the same period of 2014. This increase in search revenue was attributable to increased revenue on Yahoo Properties of $54 million, primarily in the Americas segment, resulting from higher search volume on desktop due primarily to the Mozilla Agreement, which contributed $94 million, as well as an increase in revenue from search advertising on mobile devices. The increase was partially offset by a decline in click volume on other visits to Yahoo Properties. Additionally, Affiliate search revenue increased in the Americas segment by $11 million, which was partially offset by declines in the Asia Pacific and EMEA segments of $6 million and $2 million, respectively.

Search revenue for the nine months ended September 30, 2015 increased $237 million, or 18 percent, compared to the same period of 2014. This increase in search revenue was attributable to increased revenue on Yahoo Properties of $260 million, primarily in the Americas segment, resulting from higher search volume on desktop due primarily to the Mozilla Agreement, which contributed $297 million, as well as an increase in revenue from search advertising on mobile devices. The increase was partially offset by a decline in click volume on other visits to Yahoo Properties. The increases noted above were partially offset by a decline in Affiliate search revenue of $24 million, driven by declines in the Asia Pacific and EMEA segments of $24 million and $14 million, respectively, partially offset by an increase in the Americas segment of $14 million.

The increase in search revenue for the three and nine months ended September 30, 2015 described above included the impact of unfavorable foreign exchange fluctuations of $12 million and $33 million, respectively, using the foreign currency exchange rates from the three and nine months ended September 30, 2014.

Display Revenue

Display revenue for the three and nine months ended September 30, 2015 increased $62 million, or 14 percent, and $136 million, or 10 percent, respectively, compared to the same periods of 2014. For the three months ended September 30, 2015, the increase in display revenue was driven by increased Affiliate revenue in the Americas, EMEA and Asia Pacific segments of $123 million, $11 million and $9 million, respectively, partially offset by declines in display revenue on Yahoo Properties in the Americas, EMEA and Asia Pacific segments of $51 million, $13 million, and $17 million, respectively. For the nine months ended September 30, 2015, the increase in display revenue was driven by increased Affiliate revenue in the Americas, EMEA and Asia Pacific segments of $286 million, $21 million and $19 million, respectively, partially offset by declines in display revenue on Yahoo Properties in the Americas, EMEA and Asia Pacific segments of $114 million, $35 million, and $40 million, respectively.

The increase in Affiliate display revenue for the three and nine months ended September 30, 2015 resulted primarily from an increase in video and native advertising, including incremental revenue from the BrightRoll acquisition and an increase in revenue from native advertising on mobile devices. The decrease in display revenue on Yahoo Properties for the three and nine months ended September 30, 2015 was primarily driven by declines in volume of premium and audience advertising, partially offset by an increase in volume and pricing of native advertising.

The increase in display revenue for the three and nine months ended September 30, 2015 described above included the impact of unfavorable foreign exchange fluctuations of $18 million and $46 million, respectively, using the foreign currency exchange rates from the three and nine months ended September 30, 2014.

Other Revenue

Other revenue for the three and nine months ended September 30, 2015 decreased $41 million, or 17 percent, and $43 million, or 6 percent, respectively, compared to the same periods of 2014. For the three months ended September 30, 2015, the decrease in other revenue was primarily due to declines in fees revenue of $25 million, including Alibaba Group-related fees revenue, and listings-based revenue of $16 million. For the nine months ended September 30, 2015, the decrease in other revenue was primarily attributable to a decline in listings-based revenue of $52 million, partially offset by an increase in fees revenue of $8 million despite the decline in Alibaba Group-related fees revenue mentioned above.

We expect other revenue to be impacted beginning in the three months ending December 31, 2015 as the recognition of the remaining deferred revenue associated with the TIPLA with Alibaba Group was completed on September 18, 2015. We recognized the remaining $60 million of deferred TIPLA revenue during the three months ended September 30, 2015. No revenue from the TIPLA will be recognized during the three months ending December 31, 2015, or in any periods thereafter.

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

We periodically review, refine and update our methodologies for monitoring, gathering, and counting number of Paid Clicks and Ads Sold and for calculating search click-driven revenue, Price-per-Click, and Price-per-Ad. Commencing in the three months ended March 31, 2015, our display price and volume metrics (Price-per-Ad and Ads Sold) include (a) results from Yahoo Properties worldwide (other than Japan, where Yahoo branded sites are operated by third-party licensees), whereas previously those metrics excluded countries and regions where historical data was not previously retained in a manner that would support period-to-period comparisons; (b) results from Affiliate sites (including Affiliates of Flurry and BrightRoll) and (c) historical Tumblr data commencing in the three months ended June 30, 2013, whereas previously Tumblr data was limited to (i) native ad results commencing in the three months ended March 31, 2014 and (ii) other display ad results commencing in the three months ended September 30, 2014. Prior period amounts have been updated to conform to the current presentation.

Search Metrics

For the three and nine months ended September 30, 2015, Paid Clicks increased 5 percent and 13 percent, and Price-per-Click decreased 2 percent and increased 1 percent, respectively, compared to the same periods of 2014. The increase in Paid Clicks for both the three and nine months ended September 30, 2015 was primarily attributable to an increase in Paid Clicks on Yahoo Properties in the Americas segment, attributable to our agreements with Mozilla and other distribution partners, partially offset by a decline in Paid Clicks from Affiliate traffic. The decrease in Price-per-Click for the three months ended September 30, 2015 was attributable to an increase in lower monetizing Paid Clicks, primarily related to the Gemini ramp-up, partially offset by an increase in the mix of Paid Clicks from the Americas segment, which is higher monetizing than the Asia Pacific and EMEA segments. The increase in Price-per-Click for the nine months ended September 30, 2015 was attributable to the increase in mix of Paid Clicks from the Americas segment, as discussed above. Improvements in the search metrics resulted in year-over-year growth of 3 percent and 14 percent in search click-driven revenue for the three and nine months ended September 30, 2015, respectively.

Display Metrics

For the three and nine months ended September 30, 2015, the number of Ads Sold increased 8 percent and 14 percent, and Price-per-Ad increased 8 percent and 1 percent, respectively, compared to the same periods of 2014. The increase in Ads Sold year-over-year for the three and nine months ended September 30, 2015 was attributable to an increase in native and video ad units sold which was partially offset by a decline in premium ad units sold. Native ad units represented approximately 45 percent and 42 percent of total Ads Sold for the three and nine months ended September 30, 2015, respectively, as compared to 37 percent and 28 percent of total Ads Sold for the three and nine months ended September 30, 2014, respectively. The increase in Price-per-Ad was due to improved pricing for native advertising and video representing a larger share of the inventory mix, partially offset by a shift in the mix of Ads Sold from premium advertising to native advertising.

Revenue and Revenue ex-TAC by Segment

Americas

Americas revenue for the three and nine months ended September 30, 2015 increased $114 million, or 13 percent, and $419 million, or 16 percent, respectively, compared to the same periods of 2014. The increase in Americas revenue for the three months ended September 30, 2015 was primarily attributable to increases in search and display revenue of $71 million and $72 million, respectively, partially offset by a decline in other revenue of $29 million. The increase in Americas revenue for the nine months ended September 30, 2015 was primarily attributable to increases in search and display revenue of $266 million and $171 million, respectively, partially offset by a decline in other revenue of $19 million. The increase in Americas search revenue for the three and nine months ended September 30, 2015 included $94 million and $294 million, respectively, attributable to the Mozilla Agreement, partially offset by a decline in click volume on other visits to Yahoo Properties. The increase in Americas display revenue for the three and nine months ended September 30, 2015 was primarily associated with incremental revenue from the BrightRoll acquisition and an increase in revenue from mobile devices driven by native advertising. The decrease in Americas other revenue for the three months ended September 30, 2015 was primarily attributable to a decline in fees revenue and to a lesser extent listings-based revenue. The decrease in Americas other revenue for the nine months ended September 30, 2015 was primarily attributable to a decline in listings-based revenue, partially offset by an increase in fees revenue.

Revenue in the Americas accounted for approximately 81 percent and 80 percent of total revenue for the three and nine months ended September 30, 2015, respectively, compared to 76 percent for both the three and nine months ended September 30, 2014.

Americas revenue ex-TAC for the three and nine months ended September 30, 2015 decreased $45 million, or 5 percent, and $24 million, or 1 percent, respectively, compared to the same periods of 2014, due to an increase in TAC partially offset by an increase in revenue as discussed above. TAC in the Americas segment increased $159 million and $442 million for the three and nine months ended September 30, 2015, respectively, due to increased payments to distribution partners, including Mozilla, TAC associated with Gemini, and incremental TAC from the BrightRoll acquisition.

Revenue ex-TAC in the Americas accounted for approximately 78 percent of total revenue ex-TAC for both the three and nine months ended September 30, 2015, compared to 76 percent for both the three and nine months ended September 30, 2014.

EMEA

EMEA revenue for the three and nine months ended September 30, 2015 decreased $9 million, or 11 percent, and $32 million, or 11 percent, respectively, compared to the same periods of 2014, primarily due to unfavorable foreign exchange fluctuations of $11 million and $35 million for the three and nine months ended September 30, 2015, respectively, using the foreign currency exchange rates from the three and nine months ended September 30, 2014.

Revenue in EMEA accounted for approximately 6 percent and 7 percent of total revenue for the three and nine months ended September 30, 2015, respectively, compared to 8 percent for both the three and nine months ended September 30, 2014.

EMEA revenue ex-TAC for the three and nine months ended September 30, 2015 decreased $14 million, or 18 percent, and $42 million, or 17 percent, respectively, compared to the same periods of 2014, primarily due to unfavorable foreign exchange fluctuations of $9 million and $29 million for the three and nine months ended September 30, 2015, respectively, using the foreign currency exchange rates from the three and nine months ended September 30, 2014. In addition to unfavorable foreign exchange fluctuations discussed above, the decline in EMEA revenue ex-TAC for the three and nine months ended September 30, 2015 was primarily driven by an increase in display TAC of $4 million and $8 million, respectively, associated with an increase in Affiliate TAC payments to partners.

Revenue ex-TAC in EMEA accounted for approximately 7 percent of total revenue ex-TAC for both the three and nine months ended September 30, 2015, compared to 7 percent and 8 percent for the three and nine months ended September 30, 2014, respectively.

Asia Pacific

Asia Pacific revenue for the three and nine months ended September 30, 2015 decreased $27 million, or 15 percent, and $57 million, or 10 percent, respectively, compared to the same periods of 2014, primarily due to unfavorable foreign exchange fluctuations of $15 million and $38 million for the three and nine months ended September 30, 2015, respectively, using the foreign currency exchange rates from the three and nine months ended September 30, 2014. In addition to unfavorable foreign exchange fluctuations discussed above, the decline in Asia Pacific revenue for the three months ended September 30, 2015 was driven primarily by a decrease in other revenue of $8 million. In addition to unfavorable foreign exchange fluctuations discussed above, the decline in Asia Pacific revenue for the nine months ended September 30, 2015 was driven primarily by a decrease in display and other revenue of $7 million and $11 million, respectively.

Revenue in Asia Pacific accounted for approximately 13 percent of total revenue for both the three and nine months ended September 30, 2015, compared to 16 percent for both the three and nine months ended September 30, 2014.

Asia Pacific revenue ex-TAC for the three and nine months ended September 30, 2015 decreased $32 million, or 18 percent, and $67 million, or 13 percent, respectively, compared to the same periods of 2014, primarily due to unfavorable foreign exchange fluctuations of $14 million and $36 million for the three and nine months ended September 30, 2015, respectively, using the foreign currency exchange rates from the three and nine months ended September 30, 2014. In addition to unfavorable foreign exchange fluctuations discussed above, the decline in Asia Pacific revenue ex-TAC for the three and nine months ended September 30, 2015 was driven primarily by an increase in display TAC of $5 million and $10 million, respectively, associated with an increase in Affiliate TAC payments to partners.

Revenue ex-TAC in Asia Pacific accounted for approximately 15 percent of total revenue ex-TAC for both the three and nine months ended September 30, 2015, compared to 17 percent and 16 percent for the three and nine months ended September 30, 2014, respectively.

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

Americas

For the three months ended September 30, 2015, direct costs attributable to the Americas segment increased $18 million, or 27 percent, compared to the same period of 2014, primarily due to higher compensation costs of $13 million, marketing and public relations expense and bandwidth and other cost of revenue of $4 million.

For the nine months ended September 30, 2015, direct costs attributable to the Americas segment increased $27 million, or 13 percent, compared to the same period of 2014, primarily due to higher compensation costs of $22 million, marketing and public relations expense of $5 million, and bandwidth and other cost of revenue of $4 million, partially offset by lower content costs of $5 million.

Direct costs attributable to the Americas segment represented approximately 11 percent and 10 percent of Americas revenue ex-TAC for the three and nine months ended September 30, 2015, respectively, compared to 8 percent and 9 percent for the three and nine months ended September 30, 2014, respectively.

EMEA

For the three months ended September 30, 2015, direct costs attributable to the EMEA segment were roughly flat compared to the same period of 2014. For the nine months ended September 30, 2015, direct costs attributable to the EMEA segment decreased $3 million, or 4 percent, compared to the same period of 2014, due to declines in compensation costs.

Direct costs attributable to the EMEA segment represented approximately 35 percent and 31 percent of EMEA revenue ex-TAC for the three and nine months ended September 30, 2015, respectively, compared to 29 percent and 26 percent for the three and nine months ended September 30, 2014, respectively.

Asia Pacific

For the three months ended September 30, 2015, direct costs attributable to the Asia Pacific segment decreased $7 million, or 12 percent, compared to the same period of 2014, primarily attributable to a decline in compensation costs.

For the nine months ended September 30, 2015, direct costs attributable to the Asia Pacific segment increased $1 million, or 1 percent, compared to the same period of 2014, primarily attributable to an increase in other cost of revenue of $12 million related to our ecommerce business in the region, partially offset by a decline in compensation costs of $11 million.

Direct costs attributable to the Asia Pacific segment represented approximately 31 percent and 32 percent of Asia Pacific revenue ex-TAC for the three and nine months ended September 30, 2015, respectively, compared to 30 percent and 28 percent for the three and nine months ended September 30, 2014, respectively.

Operating Costs and Expenses

Cost of Revenue — TAC

Cost of revenue — TAC consists of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo Properties. We also have an agreement to compensate Mozilla for being the default search provider on certain of Mozilla’s products in the United States. We record those payments as cost of revenue — TAC.

Cost of revenue — TAC for the three and nine months ended September 30, 2015 increased $169 million, or 312 percent, and $463 million, or 321 percent, respectively, compared to the same periods of 2014, primarily due to increased payments to distribution partners (including Mozilla which contributed $94 million and $281 million respectively) as well as increased TAC associated with Gemini, and incremental TAC from the BrightRoll acquisition.

We expect cost of revenue — TAC to continue to grow in the remainder of 2015 as we invest in scaling and optimizing our businesses and partnerships, including Gemini, BrightRoll, Mozilla, and other distribution partners.

Cost of revenue — TAC represented approximately 18 percent and 16 percent of GAAP revenue for the three and nine months ended September 30, 2015, respectively, compared to 4 percent for both the three and nine months ended September 30, 2014.

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

Cost of revenue — other increased $10 million, or 3 percent, for the three months ended September 30, 2015 compared to the same period of 2014. The increase for the three months ended September 30, 2015, compared to 2014, was primarily attributable to higher cost of revenue of $10 million primarily related to algorithmic serving costs, as well as increases in depreciation and amortization expense of $5 million and stock-based compensation expense of $4 million. This was partially offset by declines in compensation costs of $7 million and bandwidth costs of $4 million.

Cost of revenue — other increased $2 million, or roughly flat, for the nine months ended September 30, 2015 compared to the same period of 2014. The increase for the nine months ended September 30, 2015, compared to 2014, was primarily due to higher cost of revenue of $37 million related to algorithmic serving costs, our ecommerce business in the Asia Pacific segment, and BrightRoll video advertising fees and an increase in depreciation and amortization expense of $6 million. This increase in cost of revenue— other was partially offset by declines in bandwidth costs of $22 million, stock-based compensation expense of $13 million, and compensation costs of $6 million.

Cost of revenue — other represented approximately 25 percent and 24 percent of GAAP revenue for the three and nine months ended September 30, 2015, respectively, compared to 26 percent for both the three and nine months ended September 30, 2014.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses (including stock-based compensation expense), sales commissions, and travel costs.

Sales and marketing expenses for the three months ended September 30, 2015 increased $6 million, or 2 percent, compared to the same period of 2014, primarily attributable to increases in marketing expense of $14 million, and outside service provider and other expenses of $6 million, partially offset by a decline in other compensation costs of $17 million. The increase in marketing expense was primarily due to costs associated with a new partner deal and brand marketing campaigns in 2015 for which there were no similar campaigns in 2014. The decline in other compensation costs was primarily driven by a 12 percent decline in headcount year-over-year.

Sales and marketing expenses for the nine months ended September 30, 2015 increased $1 million, or roughly flat, compared to the same period of 2014, primarily attributable to an increase in marketing expense of $30 million offset by declines in other compensation costs of $25 million. The increase in marketing expense was primarily due to costs associated with a new partner deal and brand marketing campaigns in 2015 for which there were no similar campaigns in 2014. The decline in other compensation costs was primarily attributable to a 12 percent decrease in headcount year-over-year, as well as a decline in transition and relocation costs.

Sales and marketing expenses represented approximately 22 percent of GAAP revenue for both the three and nine months ended September 30, 2015, compared to 23 percent and 25 percent for the three and nine months ended September 30, 2014, respectively.

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

Product development expenses for the three months ended September 30, 2015 decreased $20 million, or 7 percent, compared to the same period of 2014, primarily attributable to decreases of $13 million in compensation costs, $9 million in depreciation and amortization expense and $7 million in facilities and equipment expense. This decrease was partially offset by an increase in stock-based compensation expense of $6 million. The decrease in compensation costs was primarily attributable to a 16 percent decline in headcount year-over-year.

Product development expenses for the nine months ended September 30, 2015 increased $53 million, or 6 percent, compared to the same period of 2014, primarily attributable to increases of $51 million in stock-based compensation expense, as well an increase in investment activities supporting our search, communications and other product initiatives of $30 million. This increase was partially offset by a decline in facilities and equipment expense of $15 million and a decline in depreciation and amortization expense of $17 million. The increase in stock-based compensation expense was due to an increase in the number of awards granted at a higher fair value.

Product development expenses represented approximately 22 percent and 25 percent of GAAP revenue for the three and nine months ended September 30, 2015, respectively, compared to 26 percent and 25 percent for the three and nine months ended September 30, 2014, respectively.

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses (including stock-based compensation expense) related to corporate departments and fees for professional services and includes costs related to our non-data center facilities.

General and administrative expenses for the three months ended September 30, 2015 decreased $25 million, or 14 percent, compared to the same period of 2014, primarily attributable to a decline in compensation costs of $9 million, outside service provider expenses of $7 million, stock-based compensation expense of $7 million, and facilities and equipment expense of $4 million, partially offset by an increase in depreciation and amortization expense of $4 million.

General and administrative expenses for the nine months ended September 30, 2015 increased $10 million, or 2 percent, compared to the same period of 2014, primarily attributable to increases of $15 million due to net gains on disposal of assets and legal settlements in 2014 for which there are no similar benefits in 2015, and $6 million in depreciation and amortization expense. This increase in general and administrative expense was partially offset by declines in facilities and equipment expense of $9 million and compensation costs of $6 million.

General and administrative expenses represented approximately 12 percent and 14 percent of GAAP revenue for the three and nine months ended September 30, 2015, respectively, compared to 15 percent for both the three and nine months ended September 30, 2014.

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

Amortization of intangibles for the three and nine months ended September 30, 2015 increased $4 million, or 28 percent, and $11 million, or 22 percent, respectively, compared to the same periods of 2014. For the three and nine months ended September 30, 2015, the increase in amortization of intangibles was primarily driven by incremental amortization of intangible assets related to BrightRoll, which we acquired in the fourth quarter of 2014, partially offset by a decline in expense for fully amortized assets.

Amortization of intangibles represented approximately 2 percent of GAAP revenue for both the three and nine months ended September 30, 2015, compared to 1 percent and 2 percent for the three and nine months ended September 30, 2014, respectively.

Gain on Sales of Patents

During the three months ended September 30, 2015, we did not have any patent sales. During the nine months ended September 30, 2015, we sold certain patents and recorded gain on sales of patents of approximately $11 million. During the three and nine months ended September 30, 2014 we sold certain patents and recorded gain on sales of patents of approximately $1 million and $63 million, respectively.

We may not have any patent sales or our patent sales in the three months ending December 31, 2015 may be less than our $35 million gain on sales of patents in the same period of 2014.

Asset Impairment Charge

During the three and nine months ended September 30, 2015, we recorded an asset impairment charge of $17 million related to originally developed content equal to the amount by which the unamortized cost of the originally developed content exceeded its estimated fair value and $25 million for acquired content equal to the amount by which the unamortized cost of the acquired content exceeded its net realizable value. This content included programming such as Community and Sin City Saints.

Restructuring Charges, Net

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Employee severance pay and related costs	$4,086	$16,597	$7,759	$67,746
Non-cancelable lease, contract termination, and other charges	4,545	11,103	72,983	33,123
Reversals of previous charges	(161)	(2,590)	(3,133)	(6,611)
Non-cash accelerations of stock-based compensation expense	-	-	-	2,705
Other non-cash credits	-	902	(7,031)	(31)

Restructuring charges, net	$8,470	$26,012	$70,578	$96,932

We have implemented various restructuring plans to reduce our cost structure, align resources with our product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers. For the three months ended September 30, 2014, we recorded expense of $4 million, $1 million, and $3 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the nine months ended September 30, 2014, we recorded expense of $59 million, $8 million, and $4 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the three months ended September 30, 2015, we recorded expense of $9 million and $17 million related to the Americas and EMEA segments, respectively. For the nine months ended September 30, 2015, we recorded expense of $62 million, $31 million, and $4 million related to the Americas, EMEA, and Asia Pacific segments, respectively.

The $74 million restructuring liability as of September 30, 2015 consisted of $19 million for employee severance pay expenses, which we expect to pay out by the end of the second quarter of 2017, and $55 million relating to non-cancelable lease costs, which we expect to pay over the terms of the related obligations through the fourth quarter of 2025, less estimated sublease income.

See Note 14 — “Restructuring Charges, Net” in the Notes to our condensed consolidated financial statements for additional information.

Other Income (Expense), Net

Other income (expense), net was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Interest, dividend and investment income	$5,148	$8,010	$16,180	$24,888
Interest expense	(17,292)	(18,411)	(51,461)	(53,540)
Gain on sale of Alibaba Group ADSs	10,319,437	-	10,319,437	-
Loss on Hortonworks warrants	-	(12,782)	-	(19,241)
Foreign exchange losses	(2,109)	(1,490)	(9,048)	(21,017)
Other	3,747	718	6,781	2,151

Total other income (expense), net	$10,308,931	$(23,955)	$10,281,889	$(66,759)

Interest, dividend and investment income consists of income earned from cash and cash equivalents in bank accounts, and investments made in marketable debt securities. Interest, dividend and investment income increased $3 million and $9 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods of 2014, primarily due to an increase in interest income.

Interest expense increased $1 million and $2 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods of 2014. Interest expense is primarily related to the accreted non-cash interest expense related to the 0.00% Convertible Senior Notes due 2018 (“Notes”) that we issued in November 2013.

Gain on sale of Alibaba Group ADSs during the three and nine months ended September 30, 2014 was attributable to the pre-tax gain related to the sale of 140 million ADSs of Alibaba Group in Alibaba Group’s IPO on September 24, 2014.

During the three and nine months ended September 30, 2015, we recorded losses of $13 million and $19 million, respectively, due to the change in estimated fair value of the Hortonworks warrants during the respective periods, which was included within other income (expense), net in the condensed consolidated statements of operations.

Foreign exchange losses consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, and unrealized and realized foreign currency transaction gains and losses, including gains and losses related to balance sheet hedges.

Income Taxes

Our effective tax rate is the result of the mix of income earned and losses incurred in various tax jurisdictions that apply a broad range of income tax rates. Historically, our provision for income taxes has differed from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and adjustments to unrecognized tax benefits.

We recorded income tax expense of $4 billion and income tax benefit of $93 million for the three months ended September 30, 2014 and 2015. We recorded income tax expense of $4 billion and income tax benefit of $76 million for the nine months ended September 30, 2014 and 2015. The income tax expense for the three and nine months ended September 30, 2014 was primarily associated with our taxable gain from the sale of 140 million ADSs in the Alibaba Group IPO on September 24, 2014. The income tax benefit for the same periods in 2015 was primarily a result of our loss before income taxes and earnings in equity interests.

On July 27, 2015, the United States Tax Court issued an opinion in Altera Corp. et al. v. Commissioner, which invalidated the 2003 final Treasury rule that requires participants in qualified cost-sharing arrangements to share stock-based compensation costs. Based on the decision of the Tax Court, we could be entitled to an income tax benefit by excluding stock-based compensation costs from our cost sharing with affiliated entities for the period of time that we had the cost-sharing structure in place. We will continue to monitor developments related to this opinion and the potential impact of those developments on our current and prior fiscal years.

As of September 30, 2015, we do not anticipate repatriating our undistributed foreign earnings of approximately $3.2 billion. Those earnings are principally related to our equity method investment in Yahoo Japan. If those earnings were to be repatriated in the future, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Our gross amount of unrecognized tax benefits as of September 30, 2015 was $1.1 billion, of which $1.0 billion is recorded on our condensed consolidated balance sheets. The gross unrecognized tax benefits as of September 30, 2015 increased by $30 million from the recorded balance as of December 31, 2014. The majority of the increase related to transfer prices among entities in different tax jurisdictions.

We are in various stages of examination and appeal in connection with our taxes both in the U.S. and in foreign jurisdictions. Those audits generally span tax years 2005 through 2013. As of September 30, 2015, our 2011 through 2013 U.S. federal income tax returns are currently under examination. We have protested the proposed California Franchise Tax Board’s adjustments to the 2005 through 2008 returns, but no conclusions have been reached to date. It is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions are expected to be resolved in the foreseeable future. We believe that we have adequately provided for any reasonably foreseeable adjustment to its tax returns and that any settlement will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. It is reasonably possible that our unrecognized tax benefits could be reduced by up to approximately $152 million in the next twelve months.

In the three months ended March 31, 2015, we satisfied the $3.3 billion income tax liability related to the sale by Yahoo! Hong Kong Holdings Limited, our wholly-owned subsidiary, of Alibaba Group ADSs in the Alibaba Group IPO on September 24, 2014. As of September 30, 2015, we accrued deferred tax liabilities of $9.1 billion associated with the Alibaba Group shares that we retained. Such deferred tax liabilities will be subject to periodic adjustments due to changes in the fair value of the Alibaba Group shares. These deferred tax liabilities will become obligations of Aabaco upon completion of the spin-off.

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

Tax authorities from the Brazilian State of Sao Paulo have assessed certain indirect taxes against our Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment is for calendar years 2008 through 2011 and, translated into U.S. dollars as of September 30, 2015, totals approximately $86 million. We currently believe the assessment is without merit. We believe the risk of loss is remote and have not recorded an accrual for the assessment.

Earnings in Equity Interests

Earnings in equity interests for the three and nine months ended September 30, 2014 was $399 million and $956 million, respectively, compared to $95 million and $291 million, respectively, for the same periods in 2015. The decrease for the three and nine months ended September 30, 2015 was due primarily to Alibaba Group. Following the Alibaba Group IPO in September 2014, we no longer use the equity method to record our proportionate share of Alibaba Group’s financial results in our condensed consolidated financial statements. Since we no longer use the equity method to account for our interest in Alibaba Group, our earnings in equity interests and net income have been and will continue to be materially lower in periods since the Alibaba Group IPO. See Note 8 — “Investments in Equity Interests Using the Equity Method of Accounting” in the Notes to our condensed consolidated financial statements for additional information. Earnings in equity interests primarily consist of our proportionate share of Yahoo Japan’s financial results, which we record one quarter in arrears.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our condensed consolidated financial statements. Noncontrolling interests recorded in the three and nine months ended September 30, 2014 and 2015 were related to the Yahoo!7 venture in Australia and New Zealand.

Liquidity and Capital Resources

	December 31, 2014	September 30, 2015

	(dollars in thousands)
Cash and cash equivalents	$2,664,098	$1,281,160
Short-term marketable securities	5,327,412	4,600,889
Long-term marketable securities	2,230,892	940,052

Total cash, cash equivalents, and marketable securities	$10,222,402	$6,822,101

Percentage of total assets	17%	17%

	Nine Months Ended September 30,
Cash Flow Highlights	2014	2015

	(in thousands)
Net cash provided by (used in) operating activities	$785,667	$(2,492,244)
Net cash (used in) provided by investing activities	$9,956,994	$1,506,049
Net cash used in financing activities	$(2,446,281)	$(363,577)

Our operating activities for the nine months ended September 30, 2015 did not generate positive cash flow as we satisfied the $3.3 billion income tax liability related to the sale of Alibaba Group ADSs in September 2014.

As of September 30, 2015, we had cash, cash equivalents, and marketable securities (excluding Alibaba Group and Hortonworks equity securities) totaling $6.8 billion compared to $10.2 billion at December 31, 2014. During the nine months ended September 30, 2015, we purchased Polyvore for $153 million in cash consideration, net of cash acquired, we repurchased 4 million shares of our outstanding common stock for $204 million, and we settled the $3.3 billion income tax liability related to the sale of Alibaba Group ADSs in September 2014.

Our foreign subsidiaries held $512 million of our total $6.8 billion of cash and cash equivalents and marketable securities (excluding Alibaba Group and Hortonworks equity securities) as of September 30, 2015. The cumulative earnings remaining in our consolidated foreign subsidiaries, if repatriated to the U.S., under current law, would be subject to U.S. income taxes with an adjustment for foreign tax credits. As of September 30, 2015, we do not anticipate repatriating our undistributed foreign earnings of approximately $3.2 billion. Those earnings are principally related to our equity method investment in Yahoo Japan. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

On October 19, 2012, we entered into a credit agreement with Citibank, N.A., as Administrative Agent (as amended, “Credit Agreement”) that provides for a $750 million unsecured revolving credit facility, subject to increase by up to $250 million in accordance with its terms, which is scheduled to terminate on July 22, 2016. As of September 30, 2015, we were in compliance with the financial covenants in the Credit Agreement and no amounts were outstanding.

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

Cash Flow Changes

Net cash provided by (used in) operating activities. For the nine months ended September 30, 2015, operating activities used $2,492 million in cash primarily due to satisfying the $3.3 billion income tax liability related to the sale of Alibaba Group ADSs in September 2014. Net income for the nine months ended September 30, 2015 was $81 million, which was adjusted for the following increases related to non-cash items: depreciation, amortization of intangibles and accretion of Notes discount of $505 million, stock-based compensation expense of $354 million, loss from sales of investments, assets, and other, net of $46 million, loss from Hortonworks warrants of $19 million, asset impairment charge of $42 million, and tax benefits from stock-based awards of $23 million, partially offset by reductions for non-cash items including: earnings in equity interests of $291 million, gains on sale of patents of $11 million, excess tax benefits from stock-based awards of $33 million, and deferred income taxes of $53 million. Additionally, we received dividends from equity investees of $142 million, had sources of cash from working capital of $252 million, offset by uses of cash from working capital of $3,568 million, which included the reduction of the income tax liability related to the sale of Alibaba Group shares in September 2014, as noted above.

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

Net cash (used in) provided by investing activities. In the nine months ended September 30, 2015, the $1,506 million provided by investing activities was due to proceeds from sales and maturities of marketable securities, net of purchases, of $1,983 million, $29 million proceeds from the sale of patents, and $114 million in net proceeds from settlement of derivative hedge contracts, partially offset by $441 million used for capital expenditures, net, $175 million used for acquisitions, and $5 million used for the purchase of intangibles and other activities.

In the nine months ended September 30, 2014, the $9,957 million provided by investing activities was due to $9,405 million in cash proceeds from the sale of Alibaba Group ADSs in the Alibaba Group IPO, net of underwriting discounts, commissions, and fees, net proceeds from sales of marketable debt securities of $988 million, $186 million in proceeds received from settlement of derivative hedge contracts and $63 million in proceeds from sales of patents, partially offset by $304 million used for capital expenditures, $314 million used for acquisitions, $60 million used for additional equity investments, $5 million used to settle derivative hedge contracts, and $2 million used for the purchase of intangibles and other activities.

Net cash used in financing activities. In the nine months ended September 30, 2015, the $364 million used in financing activities was due to $204 million used for the repurchase of 4 million shares of common stock at an average price of $47.65 per share, $16 million used for distributions to non-controlling interests, and $230 million used for tax withholding payments related to net share settlements of restricted stock units and other financing activities. This use of cash was partially offset by $52 million in cash proceeds received from employee stock option exercises and employee stock purchases made through our employee stock purchase plan, and an excess tax benefit from stock-based awards of $33 million.

In the nine months ended September 30, 2014, the $2,446 million used in financing activities was due to $2,550 million used for the repurchase of 55 million shares of common stock (including $1.1 billion prepaid in the September 2014 accelerated share repurchase, which included an initial delivery of approximately 15 million shares), $22 million used for distributions to noncontrolling interests, and $236 million used for tax withholding payments related to net share settlements of restricted stock units and other financing activities. This use of cash was partially offset by $248 million in cash proceeds received from employee stock option exercises and employee stock purchases made through our employee stock purchase plan, and an excess tax benefit from stock-based awards of $114 million.

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

During the nine months ended September 30, 2015, we repurchased approximately 4 million shares of our common stock at an average price of $47.65 per share for a total of $204 million. The following table provides the remaining authorization and repurchases by program:

	November 2013 Program	March 2015 Program	Total

	(in millions)
January 1, 2015	$930	$-	$930
Authorized Share Repurchase amount under March 2015 Program	-	2,000	2,000
Total repurchases in the first quarter	(204)	-	(204)
Total repurchases in the second quarter	-	-	-
Total repurchases in the third quarter	-	-	-

September 30, 2015	$726	$2,000	$2,726

Capital Expenditures, Net

Capital expenditures are generally comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, real estate, and capitalized software and labor for internal use software projects. Capital expenditures, net, were $441 million for the nine months ended September 30, 2015 compared to $304 million in the same period of 2014. The increase in capital expenditures was primarily due to incremental investment in hardware to support Company initiatives, facilities expansions and improvements, partially offset by a decline in capitalizable software projects.

We expect capital expenditures, net in the three months ending December 31, 2015 to be lower than in the three months ended September 30, 2015; however, we continue to expect capital expenditures, net to increase in 2015 from the amount recorded in 2014 as a result of increased investment activities supporting our search, communications and other product initiatives.

Contractual Obligations and Commitments

The following table presents certain payments due under contractual obligations with minimum commitments as of September 30, 2015 (in millions):

	Payments Due by Period
	Total	Due in 2015	Due in 2016-2017	Due in 2018-2019	Thereafter

Convertible notes(1)	$1,438	$-	$-	$1,438	$-
Operating lease obligations(2)	432	29	187	101	115
Capital lease obligations	45	6	25	14	-
Affiliate commitments(3)	1,682	100	801	750	31
Non-cancelable obligations(4)	191	52	124	15	-
Intellectual property rights(5)	19	4	9	2	4
Finance lease obligations(6)	18	-	2	4	12
Uncertain tax positions, including interest and penalties(7)	1,123	2	-	-	1,121

Total contractual obligations	$4,948	$193	$1,148	$2,324	$1,283

(1)

During the year end December 31, 2013, we completed an offering of the Notes, which are due in 2018. The amount above represents the principal balance to be repaid. See Note 11—“Convertible Notes” in the Notes to our condensed consolidated financial statements for additional information.

(2)

We have entered into various non-cancelable operating lease agreements for our offices throughout the Americas, EMEA, and Asia Pacific regions with original lease periods up to 15 years, expiring between 2015 and 2025. See Note 12—“Commitments and Contingencies” in the Notes to our condensed consolidated financial statements for additional information.

(3)	We are obligated to make minimum payments under contracts to provide sponsored search and/or display advertising services to our Affiliates or to be the default search provider, which represent TAC.

(4)	We are obligated to make payments under various arrangements with vendors and other business partners, principally for marketing, bandwidth, and content arrangements.

(5)	We are committed to make certain payments under various intellectual property arrangements.

(6)	We are obligated to make payments for rent and tenant improvements associated with build-to-suit lease arrangements.

(7)

As of September 30, 2015, unrecognized tax benefits and potential interest and penalties resulted in accrued liabilities of $1,123 million, classified as other accrued expenses and current liabilities and deferred and other long-term tax liabilities on our condensed consolidated balance sheets. It is difficult to determine when the examinations will be settled or their final outcomes. See Note 15 — “Income Taxes” in the Notes to our condensed consolidated financial statements for additional information.

Construction Liabilities. The estimated timing and amounts of payments for rent associated with the build-to-suit lease arrangement that has not been placed in service totaled $40 million, of which less than $1 million will be payable in the remainder of 2015, $2 million will be payable in 2016, $3 million will be payable in 2017, $4 million will be payable in 2018, $4 million will be payable in 2019, $4 million will be payable in 2020, and $22 million will be payable thereafter.

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

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had such relationships. In addition, we identified no variable interests currently held in entities for which we are the primary beneficiary. In addition, as of September 30, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

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

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates or changes in credit quality. A hypothetical 100 basis point increase in interest rates would result in a $31 million and $26 million decrease in the fair value of our available-for-sale debt securities as of December 31, 2014 and September 30, 2015, respectively.

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

We had net realized and unrealized foreign currency transaction losses of $2 million and $9 million for the three and nine months ended September 30, 2014, respectively. We had net realized and unrealized foreign currency transaction losses of $1 million and $21 million for the three and nine months ended September 30, 2015, respectively. These include the impact of balance sheet hedging and remeasurements of foreign denominated assets and liabilities on the balance sheets of the Company and our subsidiaries.

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

A Value-at-Risk (“VaR”) sensitivity analysis was performed on all of our foreign currency derivative positions to assess the potential impact of fluctuations in exchange rates. The VaR model uses a Monte Carlo simulation to generate thousands of random price paths assuming normal market conditions. The VaR is the maximum expected one day loss in fair value, for a given statistical confidence level, to our foreign currency derivative positions due to adverse movements in rates. The VaR model is used as a risk management tool and is not intended to represent either actual or forecasted losses. Based on the results of the model using a 99 percent confidence interval, we estimate the maximum one-day loss in the net investment hedge portfolio was $22 million and $16 million, respectively, at December 31, 2014 and September 30, 2015. The maximum one-day loss in the cash flow hedge portfolio was $3 million and $1 million, respectively, at December 31, 2014 and September 30, 2015. The maximum one-day loss in the balance sheet hedge portfolio was $2 million and $3 million, respectively, at December 31, 2014 and September 30, 2015. Actual future gains and losses associated with our derivative positions may differ materially from the sensitivity analysis performed as of September 30, 2015 due to the inherent limitations associated with predicting the timing and amount of changes in foreign currency exchange rates and our actual exposures and positions. In addition, the VaR sensitivity analysis may not reflect the complex market reactions that may arise from the market shifts modeled within this VaR sensitivity analysis.

Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, and Taiwan dollars. The statements of operations of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and nine months ended September 30, 2014, revenue ex-TAC for the Americas segment for the three and nine months ended September 30, 2015 would have been higher than we reported by $6 million and $13 million, respectively; revenue ex-TAC for the EMEA segment would have been higher than we reported by $9 million and $29 million, respectively; and revenue ex-TAC for the Asia Pacific segment would have been higher than we reported by $14 million and $36 million, respectively. Using the foreign currency exchange rates from the three and nine months ended September 30, 2014, direct costs for the Americas segment for the three and nine months ended September 30, 2015 would have been higher than we reported by $2 million and $3 million, respectively; direct costs for the EMEA segment would have been higher than we reported by $3 million and $9 million, respectively; and direct costs for the Asia Pacific segment would have been higher than we reported by $4 million and $10 million, respectively.

Investment Exposure

We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable securities and equity instruments of public and private companies. As of the date of the Alibaba Group IPO, we no longer account for our remaining investment in Alibaba Group using the equity method and no longer record our proportionate share of Alibaba Group’s financial results in the consolidated financial statements. Instead, we now reflect our remaining investment in Alibaba Group as an available-for-sale equity security on the condensed consolidated balance sheet and adjust the investment to fair value each quarterly reporting period with changes in fair value recorded within other comprehensive income (loss), net of tax. The change in the classification of our investment in Alibaba Group from an equity method investment to an available-for-sale equity security exposes our investment portfolio to increased equity price risk. The fair value of the equity investment in Alibaba Group will vary over time and is subject to a variety of market risks including: company performance, macro-economic, regulatory, industry, and systemic risks of the equity markets overall.

Our cash and marketable securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of December 31, 2014, net unrealized losses on these investments were $5 million. As of September 30, 2015, net unrealized gains on these investments were not material.

A sensitivity analysis was performed on our marketable equity security portfolio to assess the potential impact of fluctuations in stock price. Hypothetical declines in stock price of ten percent, twenty percent, and thirty percent were selected based on potential near-term changes in the stock price that could have an adverse effect on our marketable equity security portfolio. As of December 31, 2014 and September 30, 2015, the fair value of our marketable equity security portfolio was approximately $40 billion and $23 billion, respectively. As of September 30, 2015, declines in stock prices of ten percent, twenty percent and thirty percent would have resulted in a $2 billion, $5 billion and $7 billion decline, respectively, in the total value of our marketable equity security portfolio.

We performed a separate sensitivity analysis on our Hortonworks warrants for which we estimate fair value using the Black-Scholes model. We have held all other inputs constant and determined the impact of hypothetical declines in stock price of ten percent, twenty percent, and thirty percent, based on potential near-term changes in the stock price that could have an adverse effect on the fair value of the warrants and result in a loss recorded to the consolidated statements of operations. As of December 31, 2014 and September 30, 2015, the fair value of the Hortonworks warrants was approximately $98 million and $79 million, respectively. As of September 30, 2015, declines in stock prices of ten percent, twenty percent and thirty percent would have resulted in a $8 million, $16 million and $24 million decline, respectively, in the total value of the Hortonworks warrants.

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

Item 1A. Risk Factors

We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 27, 2015 (“2014 Annual Report”), as amended, as set forth below. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in our 2014 Annual Report, as updated by our Quarterly Reports on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015.

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

For the three and nine months ended September 30, 2015, 83 percent and 82 percent, respectively, of our total revenue came from search and display advertising. Our ability to retain and grow search and display revenue depends upon:

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

Under our Search Agreement with Microsoft, Microsoft was the exclusive provider of algorithmic and paid search services for Yahoo Properties and Affiliate sites on personal computers and the non-exclusive provider of such services on mobile devices. As of April 15, 2015, Microsoft became the non-exclusive provider of such services on all devices. Commencing on May 1, 2015, the Company has agreed to request paid search results from Microsoft for 51 percent of its search queries originating from personal computers accessing Yahoo Properties and its Affiliate sites (the “Volume Commitment”) and will display only Microsoft’s paid search results on such search result pages. Approximately 33 percent, 36 percent and 35 percent of our revenue for the three and nine months ended September 30, 2015 and the year ended December 31, 2014, respectively, were attributable to the Search Agreement. Our business and operating results would be adversely affected by a significant decline in or loss of this revenue.

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

In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data retention, data transfer and data protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with users. For example, some countries are considering or have enacted laws mandating that user data regarding users in their country be maintained in their country. Having to maintain local data centers in individual countries could increase our operating costs significantly. The interpretation and application of privacy, data protection, data transfer and data retention laws and regulations are often uncertain and in flux in the U.S. and internationally. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices, complicating long-range business planning decisions. If privacy, data protection, data transfer or data retention laws are interpreted and applied in a manner that is inconsistent with our current policies and practices we may be fined or ordered to change our business practices in a manner that adversely impacts our operating results. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results.

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

The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, data transfer, security, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, billing, real estate, fantasy sports, consumer protection, accessibility, content regulation, quality of services, law enforcement demands, telecommunications, mobile, television, and intellectual property ownership and infringement in many instances is unclear or unsettled. Further, the application to us or our subsidiaries of existing laws regulating or requiring licenses for certain businesses of our advertisers can be unclear. U.S. export control laws and regulations also impose requirements and restrictions on exports to certain nations and persons and on our business. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country.

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

We earn a material amount of our income from outside the U.S. As of September 30, 2015, we had undistributed foreign earnings of approximately $3.2 billion, principally related to our equity method investment in Yahoo Japan. While we do not currently anticipate repatriating these earnings, any repatriation of funds in foreign jurisdictions to the U.S. could result in higher effective tax rates for us and subject us to significant additional U.S. income tax liabilities.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended September 30, 2015, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $27.60 to $39.73 per share and the closing sale price on October 30, 2015 was $35.62 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results or announcements of technological innovations, significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; general economic conditions; and the operating performance and market valuation of Alibaba Group and Yahoo Japan in which we have investments. The equity valuation of our investment in Yahoo Japan may be impacted due to fluctuations in foreign currency exchange rates. We present our investment in Alibaba Group on our consolidated balance sheet as an available-for-sale marketable security. Consequently, the carrying value of this investment on our consolidated balance sheet will vary over time and fluctuations in its valuation may cause our stock price to fluctuate.

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

The completion of the spin-off is subject to certain conditions, including final approval by our Board, the receipt of a legal opinion from Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden Arps”) with respect to certain tax matters, including the qualification of the spin-off as a tax-free transaction under the Internal Revenue Code of 1986, as amended (the “Code”), the registration of Aabaco’s common stock under the Securities Exchange Act of 1934, the acceptance of Aabaco’s common stock for listing on the Nasdaq Global Select Market and certain other conditions. In addition, in connection with the spin-off transaction, the Company will be required to comply with applicable covenants in certain material contracts, including compliance with applicable covenants in the indenture governing the Notes. Each of the conditions may be waived, in whole or in part (to the extent permitted by applicable law), by the Company in its sole and absolute discretion. The Company has also reserved the right, in its sole and absolute discretion, to abandon or modify the terms of the transaction at any time prior to the distribution date, even if the conditions to the transaction have been satisfied.

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

On February 26, 2015, Yahoo submitted to the IRS a request for a private letter ruling with respect to whether Aabaco’s ownership and operation of Aabaco Small Business, LLC would satisfy the active trade or business requirement (the “ATB Requirement”) under Section 355 of the Code. On May 19, 2015, the IRS announced that it was reconsidering its ruling policy with respect to the ATB Requirement. On July 31, 2015, the IRS formally announced that it was studying potential new administrative guidance with respect to certain issues under Section 355 of the Code, including the ATB Requirement. On September 2, 2015, the IRS notified Yahoo’s counsel that it had determined, in the exercise of its discretion, not to grant the requested ruling. At the same time, the IRS indicated that it had not concluded that the proposed spin-off transaction was taxable and therefore was not ruling adversely on the request. The IRS gave no indication in connection with determining not to rule on the requested issue that it intended to challenge Yahoo’s treatment of the spin-off. Following receipt of such notification, Yahoo withdrew its request for a ruling on September 2, 2015.

On September 14, 2015, the IRS issued a formal “no-rule” policy with respect to certain transactions similar to the spin-off and, in a notice released on the same day, indicated that the IRS and the U.S. Department of the Treasury are studying the possibility of promulgating new guidance with respect to such transactions in the future. Neither this ongoing guidance project nor the IRS’s decision not to rule with respect to the spin-off changes the current law applicable to the spin-off. In addition, on September 19, 2015, an IRS official indicated in a public statement that any future guidance issued as part of the project would not apply retroactively to transactions completed prior to the issuance of such guidance.

Given the discretionary nature of the IRS’s ruling standards, the IRS has wide latitude in deciding whether or not to issue a ruling to a particular taxpayer or with respect to a particular transaction. Obtaining an IRS ruling is not a legal requirement to qualify as a tax-free transaction for U.S. federal income tax purposes. On September 23, 2015, our Board authorized Yahoo to continue to pursue the plan for the spin-off, except that completion of the spin-off will not be conditioned upon receipt of a favorable ruling from the IRS.

The spin-off is conditioned upon the receipt by Yahoo of the opinion of Skadden Arps, in form and substance reasonably acceptable to Yahoo, to the effect that, under current U.S. federal income tax law, the spin-off will qualify as a tax-free transaction to Yahoo and its stockholders under Sections 355 and 368(a)(1)(D) of the Code. The opinion will be based upon specified assumptions, as well as statements, representations, and specified undertakings made by officers of Yahoo and Aabaco. These assumptions, statements, representations, and undertakings are expected to relate to, among other things, Yahoo’s business reasons for engaging in the spin-off, the conduct of specified business activities by Yahoo and Aabaco, and the current plans and intentions of Yahoo and Aabaco to continue conducting those business activities and not to materially modify their ownership or capital structure following the spin-off. If any of those statements, representations, or assumptions is incorrect or untrue in any material respect, or any of those undertakings is not complied with, or if the facts upon which the opinion is based are materially different from the facts that prevail at the time of the spin-off, the conclusions reached in the opinion could be adversely affected.

Skadden Arps has informed Yahoo that it expects to be able to render an opinion that, under current law and subject to the factual representations and assumptions described above, the spin-off will qualify as a tax-free transaction to Yahoo and its stockholders under Sections 355 and 368(a)(1)(D) of the Code. The legal authorities upon which an opinion of Skadden Arps would be based are subject to change or differing interpretations at any time (including through the enactment of new tax legislation or through the issuance of new regulations or other administrative guidance by the IRS). The opinion would not be binding on the IRS or a court. Notwithstanding that the IRS did not previously indicate any intention to challenge the spin-off when it expressed its determination not to rule on Yahoo’s request, there is a risk that the IRS may challenge the conclusions reached in the opinion, and a court could sustain such a challenge.

Even if the spin-off otherwise qualifies under Sections 355 and 368(a)(1)(D) of the Code, the spin-off would result in a significant U.S. federal income tax liability to Yahoo (but not to our stockholders) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50 percent or greater interest (measured by vote or value) in our stock or in the stock of Aabaco (excluding, for this purpose, the acquisition of Aabaco’s common stock by our stockholders in the spin-off) as part of a plan or series of related transactions that includes the spin-off. Current tax law generally creates a presumption that any acquisition of our stock or the stock of Aabaco within two years before or after the spin-off is part of a plan that includes the spin-off, although that presumption is subject to certain safe harbors under the applicable U.S. Department of the Treasury regulations and may otherwise be rebuttable based on the facts and circumstances. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature, and subject to a comprehensive analysis of the facts and circumstances of the particular case. Notwithstanding the opinion of Skadden Arps described above, Yahoo or Aabaco might be unable to prevent, or might inadvertently cause or permit, a disqualifying change in the ownership of Yahoo or Aabaco to occur, thereby triggering a significant tax liability to Yahoo, which could have a material adverse effect. If it is subsequently determined, for whatever reason, that the spin-off does not qualify for tax-free treatment, Yahoo and/or its stockholders could incur significant tax liabilities. In connection with the spin-off, Yahoo and Aabaco will enter into a Tax Matters Agreement (the “Tax Matters Agreement”) pursuant to which Aabaco, subject to limited exceptions, will be required to indemnify Yahoo, its subsidiaries, and specified related persons for taxes and losses resulting from the failure of the spin-off to qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Code. Aabaco’s indemnification obligations to Yahoo, its subsidiaries, and specified related persons will not be subject to any cap. It is, however, possible that liabilities, if any, arising from Aabaco’s indemnification obligations might occur at a time when Aabaco has insufficient assets and liquidity to honor its tax indemnity obligations to Yahoo.

Yahoo and Aabaco face uncertainties with respect to People’s Republic of China (“PRC”) taxation of indirect transfers of PRC taxable property in connection with the spin-off.

On February 3, 2015, the PRC State Administration of Taxation (“SAT”) issued the Bulletin Regarding Certain Enterprise Income Tax Matters on Indirect Transfer of Property by Non-Resident Enterprises, SAT Bulletin [2015] No. 7 (“Bulletin 7”). Bulletin 7 governs indirect transfers of PRC taxable property, which includes equity interests in PRC resident enterprises, real estate located in the PRC, and the assets of a “place or establishment” in the PRC of a foreign company. An indirect transfer occurs when a foreign company that is not resident in the PRC transfers shares in another foreign company that is not resident in the PRC, and the company whose shares are transferred directly or indirectly holds PRC taxable property.

Under Bulletin 7, an “indirect transfer” of PRC taxable property, including equity interests, by a foreign company that is not resident in the PRC may be recharacterized and treated as a direct transfer of PRC taxable property and subject to PRC tax, if such arrangement does not have a reasonable commercial purpose. An arrangement is deemed to lack a reasonable commercial purpose if the primary purpose of the arrangement is to avoid PRC tax. Bulletin 7 provides three safe harbors under which an indirect transfer will not be taxed. Bulletin 7 also includes a list of criteria (the so-called “blacklist”) and provides that, if all of the criteria are met, an indirect transfer will be deemed to lack reasonable commercial purpose without further analysis. If a transaction does not fall within a safe harbor or meet all of the blacklist criteria, then the question of whether an indirect transfer lacks reasonable commercial purpose is evaluated based on a totality of facts and circumstances test.

As Aabaco’s principal asset will be equity interests in Alibaba Group and Alibaba Group has PRC taxable property, the direct and indirect transfers of the Alibaba Group shares to Aabaco by Yahoo and the distribution of the shares of Aabaco by Yahoo to its stockholders (collectively the “Spin Related Transfers”) are indirect transfers under Bulletin 7. Consequently, Yahoo and Aabaco face uncertainties with respect to the possible PRC taxation of the Spin Related Transfers under Bulletin 7. If the Spin Related Transfers were subject to a PRC tax under Bulletin 7, the tax would be 10 percent of the gain that the PRC tax authorities deemed Yahoo to have derived from the transfers.

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

The transferee and transferor can each voluntarily report an indirect transfer of PRC taxable property to the SAT. Voluntary reporting entitles the transferor to a lower rate of interest on the PRC tax payable and gives the transferee a possible exemption or reduction of the penalty for failure to withhold.

One of the safe harbors under Bulletin 7 is for transfers that would qualify for tax exemption under a tax treaty between the PRC and the transferor’s country of residence if the transfer of PRC taxable property had been direct rather than indirect. Based on the advice of counsel, we believe that the Spin Related Transfers should qualify for the treaty safe harbor based on the existing bi-lateral tax treaty between the United States and the PRC. There can be no assurance, however, that the PRC, which has ultimate taxing authority under Bulletin 7, will agree with the applicability of the treaty safe harbor to the Spin Related Transfers

If the treaty safe harbor did not apply, based on advice of counsel, we believe that the Spin Related Transfers should not fall within the “blacklist” and should be deemed to have a reasonable commercial purpose under the totality of facts and circumstances test referred to above because the avoidance of PRC tax is not the main purpose.

As Bulletin 7 was recently released, however, there are no formal interpretations and little practical experience as to how the SAT will interpret and apply Bulletin 7, and its interpretation by the courts in the PRC remains untested. The SAT has wide discretion and may interpret and administer Bulletin 7 in a way that results in PRC taxation of the Spin Related Transfers, notwithstanding our belief that this would be incorrect as a matter of law. In such event, Yahoo may be subject to tax on the Spin Related Transfers, or Aabaco may be subject to a penalty as the withholding agent for such tax. Pursuant to the Tax Matters Agreement, Aabaco would be required to indemnify Yahoo for any PRC tax and related losses imposed on Yahoo. It is, however, possible that liabilities, if any, arising from Aabaco’s indemnification obligations might occur at a time when Aabaco has insufficient assets and liquidity to honor its tax indemnity obligations to Yahoo.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Acquisition of Polyvore. In connection with our acquisition of Polyvore, Inc., on September 2, 2015 we issued 468,206 shares of Yahoo common stock to Polyvore’s founders in a private placement in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, in exchange for shares of Polyvore common stock valued at $16.3 million under the merger agreement. The Yahoo shares will be held by the Company and released to Polyvore’s founders in four equal annual installments, subject to each founder’s continued employment with the Company through the release date.

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

YAHOO! INC.

Dated: November 5, 2015	By:	/s/ MARISSA A. MAYER
Marissa A. Mayer Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2015	By:	/s/ KEN GOLDMAN
Ken Goldman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

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

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2015.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2015.

32**

Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2015.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.