Form 10-K
period 2015-12-31
YAHOO INC
filed 2016-02-29
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s common stock, as reported on the NASDAQ Global Select Market was $34,070,929,391. Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of February 12, 2016 was 946,811,547.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2016 Annual Meeting of Shareholders—Part III Items 10, 11, 12, 13, and 14.

YAHOO! INC.

Form 10-K

Fiscal Year Ended December 31, 2015

The trademarks and/or registered trademarks of Yahoo! Inc. and its subsidiaries referred to herein include, but are not limited to, Yahoo!, the Yahoo family of marks, Tumblr, Yahoo Gemini, BrightRoll, Xobni, Flurry and Flurry Analytics, and Polyvore, and their respective logos. Other names are trademarks and/or registered trademarks of their respective owners.

Forward-Looking Statements

In addition to current and historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue,” the negative of such terms, or other comparable terminology. This Annual Report on Form 10-K includes, among others, forward-looking statements regarding:

•	expectations related to our strategic plan announced in February 2016;

•	our exploration of strategic alternatives;

•	expectations about revenue, including search, display, and other revenue, as well as revenue from our offerings in mobile, video, native, and social (“Mavens”);

•	expectations about the financial and operational impacts of our Search and Advertising Services and Sales Agreement with Microsoft Corporation and our Google Services Agreement with Google Inc.;

•	expectations about the growth of, the opportunities for monetization in and revenue from, the mobile industry and mobile devices;

•	expectations about growth in users;

•	projections and estimates with respect to our restructuring activities;

•	expectations about changes in operating expenses;

•	anticipated capital expenditures;

•	expectations about changes in our earnings in equity interests and net income;

•	expectations about the amount of unrecognized tax benefits, the outcome of tax assessment appeals, the adequacy of our existing tax reserves, future tax expenditures, and tax rates;

•	expectations about the sufficiency of our available sources of liquidity to meet normal operating requirements and capital expenditures; and

•	expectations regarding the future outcome of legal proceedings in which we are involved.

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

PART I

Item 1. Business

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo,” the “Company,” “we,” or “us”), is a guide to digital information discovery, focused on informing, connecting, and entertaining our users through our search, communications, and digital content products. By creating highly personalized experiences, we help users discover the information that matters most to them around the world—on mobile or desktop.

We create value for advertisers with a streamlined, simple advertising technology stack that leverages Yahoo’s data, content, and technology to connect advertisers with their target audiences. Advertisers can build their businesses through advertisements targeted to audiences on our online properties and services (“Yahoo Properties”) and a distribution network of third-party entities (“Affiliates”) who integrate our advertising offerings into their websites or other offerings (“Affiliate sites”). Our revenue is generated principally from display and search advertising.

We are proud of our rich history that has evolved with the Internet, beginning in 1994 when our founders, Jerry Yang and David Filo, then graduate students at Stanford University, created Jerry and Dave’s Guide to the World Wide Web, a simple directory of websites to help people navigate the Internet. Yahoo was incorporated in 1995 and is a Delaware corporation. We completed our initial public offering on April 12, 1996, and our stock is listed on the NASDAQ Global Select Market under the symbol “YHOO.” Yahoo is a global company headquartered in Sunnyvale, California.

Executive Leadership

The current executive management team includes:

•	Marissa Mayer—President and Chief Executive Officer;

•	David Filo—Co-Founder and Chief Yahoo;

•	Ken Goldman—Chief Financial Officer;

•	Ron Bell—General Counsel and Secretary;

•	Lisa Utzschneider—Chief Revenue Officer;

•	Jeff Bonforte—Senior Vice President, Product and Engineering, Communications;

•	Adam Cahan—Senior Vice President, Product and Engineering, Video Design and Emerging Products;

•	Simon Khalaf—Senior Vice President, Product and Engineering, Publisher Products;

•	Laurence Mann—Chief Information Officer;

•	Bryan Power—Senior Vice President, The People Team;

•	Jay Rossiter—Senior Vice President, Product and Engineering, Science and Technology;

•	Enrique Muñoz Torres—Senior Vice President, Product and Engineering, Search; and

•	Ian Weingarten—Senior Vice President, Corporate Development and Partnerships.

Our current Board of Directors is composed of:

•	Marissa Mayer, our President and CEO; Maynard Webb, our Chairman of the Board; David Filo; Susan James; Thomas McInerney; H. Lee Scott; and Jane Shaw, Ph.D.

Strategic Plan

On February 2, 2016, we announced a strategic plan to simplify Yahoo, narrowing our focus on areas of strength to fuel growth, drive revenue, and increase efficiency in 2016 and beyond. Yahoo will simplify its product portfolio to emphasize the products that distinguish the Company competitively and drive the most substantial portion of our users, revenue and market opportunities. For users, we will focus on three global platforms: Search, Mail and Tumblr, and four verticals: News, Sports, Finance and Lifestyle. For advertisers, we will focus on two core offerings: Yahoo Gemini and BrightRoll. Gemini combines our search and native ad offerings, while BrightRoll offers programmatic buying and selling tools for video, display and native advertising.

The goals of the strategic plan are:

•	Improve user and advertiser product quality and grow daily active users (“DAUs”)

•	Drive continued growth in revenue realized through Mavens (mobile, video, native and social)

•	Improve profitability

•	Reduce operating expenses

•	Limit revenue impact of product and regional exits

•	Explore non-strategic asset divestitures and free up cash flow

•	Deliver increased value to shareholders, advertisers, and the more than one billion people who use Yahoo’s products and services

User Offerings

Yahoo is focused on informing, connecting, and entertaining our users with our search (Yahoo Search), communications (including Yahoo Mail and Yahoo Messenger), and digital content products (including Tumblr, and our 4 core verticals: Yahoo News, Yahoo Sports, Yahoo Finance, and Yahoo Lifestyle).

Our user offerings include:

Search

Yahoo Search serves as a guide for users to discover the information on the Internet that matters to them the most. In 2015, Yahoo launched a new personalized search experience on mobile, offering rich results from the web and, if signed in, personalized contextual results surfaced from a user’s email, contacts, and calendar. The new Yahoo mobile search experience helps users find and take action on all of the information they are looking for on the go. We plan to continue investing in a differentiated mobile search experience by allocating additional resources to develop new search technology through our Yahoo Gemini platform that surfaces personalized results for the user and anticipates the users’ needs.

Under our Search and Advertising Services and Sales Agreement (“Search Agreement”) with Microsoft Corporation (“Microsoft”), Microsoft provides algorithmic and paid search advertising services on a non-exclusive basis for Yahoo Properties on mobile, desktop, and Affiliate sites. This agreement is subject to a volume commitment by the Company to request paid search results from Microsoft for 51 percent of its search queries originating from desktop computers accessing Yahoo Properties and its Affiliate sites and to display only Microsoft’s paid search results on such search result pages. In October 2015, Yahoo entered into the Google Services Agreement (the “Services Agreement”) with Google Inc. (“Google”) that provides Yahoo with additional flexibility to choose among suppliers of search results and ads. Google’s offerings complement the search services provided by Microsoft and Yahoo Gemini (Yahoo’s platform for search and native advertising). See “Advertiser Products” and “Advertising Formats” below for further information about our Yahoo Gemini platform. Yahoo continues to develop and launch features around the results to enhance the search experience for our users.

Communications

Yahoo Mail is a primary driver of engagement across our user offerings. Yahoo Mail connects users to the people and content most important to them across mobile and desktop. We support connecting external mail providers (such as Gmail, AOL, and Outlook) for users to manage multiple accounts from the Yahoo Mail client. Each Yahoo Mail account comes with one terabyte of free storage and is integrated with contacts, calendar, and messaging (see Yahoo Messenger section below). Our newly redesigned mobile app has new user-centric features including account key, compose assistant, document preview, and smart contacts. In 2016, we plan to invest in Yahoo Mail to grow DAUs and increase engagement by improving speed and stability, as well as adding features that make it easier for users to share, search, and connect through the platform.

Yahoo Messenger, our completely redesigned instant messaging service, provides an interactive and personalized way for users to connect, communicate, and share experiences in real-time. It incorporates many of our existing platforms including Tumblr and Xobni, with features like GIF search, “hearting” messages, and unsend. Yahoo Messenger is available as a mobile app, on the web, and also integrated directly into Yahoo Mail on desktop to drive deeper engagement with users.

Digital Content

Our Digital Content offerings include: Tumblr, our global social platform, and our four core verticals: News, Sports, Finance, and Lifestyle. Our Digital Content is available on mobile or desktop.

Yahoo News, which can be accessed through the Yahoo App and the Yahoo homepage at Yahoo.com, gives users access to discover, consume, and engage around the news, content, and video they care about all in one place. We continue to provide current and trending news and information from Yahoo original editorial and partner content. Yahoo News is optimized to provide a consistent, easy-to-use content discovery experience across mobile and desktop with breaking news, local weather, a personalized content stream, and social sharing capabilities.

Yahoo Sports serves one of the largest audiences of sports enthusiasts in the world and delivers experiences for every fan, every day. Yahoo Sports provides users access to Fantasy Sports.

Yahoo Finance provides a comprehensive set of financial data, information, and tools that helps users make informed financial decisions. The robust content on Yahoo Finance is a mix of Yahoo original editorial and syndicated news via relationships with several third-party partners.

Yahoo Lifestyle will bring together content, commerce, and community to engage users passionate about style and fashion. We are working on creating a Yahoo Lifestyle vertical that features Yahoo’s original editorial voice to deliver authoritative and authentic style and beauty content. As we continue to integrate Polyvore, Inc. (“Polyvore”), a business we acquired in September 2015, into Yahoo Lifestyle, users will have access to discover and publish their own style trends, and to buy items featured in articles and sets through direct integration with commerce sites.

Tumblr offers a web platform and mobile applications on iOS and Android that allow users to create, share, and curate content. Tumblr messaging enables users to engage with other users that share their same interests and passions.

Advertiser Offerings

Yahoo has two core advertiser products: Gemini and BrightRoll, which includes the BrightRoll Demand Side Platform and BrightRoll Exchange. Advertisers benefit from our comprehensive approach to digital advertising across search and display advertising, which includes native, video, premium, and audience ads. Gemini and BrightRoll are supported by Yahoo’s technology platform, data, and analytical tools.

Advertiser Products

Yahoo Gemini is Yahoo’s proprietary marketplace for search and native advertising across devices. Yahoo Gemini helps marketers achieve measurable results with intent-driven advertising. By leveraging Yahoo’s proprietary data, Gemini helps advertisers target the audiences they are interested in reaching across Yahoo Properties and third-party publishers and engage those audiences through search and native ads. Gemini search is focused on helping advertisers reach their target audiences at the moment the user has made a relevant search query. Gemini native ads are built to match the content that a user is exploring. By using the surrounding content to establish relevancy for targeting, Gemini native ads drive higher audience engagement and brand awareness for the advertiser.

BrightRoll is Yahoo’s unified brand for programmatic advertising technology, offering a suite of media-agnostic tools to help advertisers, publishers, and partners connect with users across ad formats and devices. BrightRoll Demand Side Platform (“BrightRoll DSP”) is technology that enables brand and performance advertisers to plan, execute, optimize, and measure programmatic digital advertising campaigns. Our targeting solutions allow advertisers to reach users across Yahoo, exclusive publishing partners, and a wide variety of sites and mobile apps with the scale and efficiency of programmatic buying. BrightRoll DSP offers advertisers greater control and transparency with advanced programmatic buying capabilities and access to Yahoo’s proprietary data. Advertisers can reach the right people with custom audience definition and manage frequency on any device with independent campaign measurement and insights. BrightRoll Exchange connects programmatic, native, and video inventory from the top publishers and ad exchanges with demand from the top DSPs, agencies, ad networks, and advertisers. The BrightRoll Exchange delivers revenue to publishers with the goal of maximizing yield and offers buyers access to a variety of premium digital advertising inventory and unique data with the goal of enabling them to efficiently value supply.

Advertising Formats

Search Advertising.

Yahoo Gemini connects advertisers with the audiences across our network, with the support of strategic account teams, reporting, analytics, and extensive campaign controls. Yahoo continues to focus on developing new search ad formats, features, and capabilities to engage users and optimize performance across devices, including click-to-call functionality, sitelink extensions, location extensions, and product ads. To provide the richest possible experience for our users, Yahoo also serves search ads from partners, including Microsoft and Google.

Display Advertising.

Native Advertising.    Yahoo native ads are a seamless part of a user’s experience on Yahoo sites across devices, as well as third-party partner publisher sites and mobile apps. This natural integration helps advertisers connect with people in a compelling and impactful way, driving awareness and performance, especially on mobile where native ads are the predominant ad format. Yahoo native ads are visually rich and come in a variety of formats, like text, image, and video that deliver measurable branding and sales results. Yahoo offers native ads through Yahoo Gemini and the BrightRoll DSP.

Video Advertising.    Yahoo video ads enable brands to align with premium, contextually relevant video programming across our properties. In addition, we leverage Yahoo’s unique user data to connect brands to their target audiences at scale across devices.

Premium Advertising.    Yahoo premium ads offer a unique and engaging canvas for brand storytelling. We offer high-impact advertising opportunities on Yahoo.com, Yahoo Mail, and program sponsorships of major events. Brands have the ability to anchor buys within premium content and scale programmatically, while applying unique data strategies to reach their target audience.

Audience Advertising.    Yahoo audience ads leverage a comprehensive set of proprietary data signals to identify and engage the right users on Yahoo and across the web. With audience ads, Yahoo can help brands make meaningful connections with the right users at the right time, across ad formats and devices.

Developer Offerings

The Yahoo Mobile Developer Suite gives developers the ability to measure, monetize, advertise, and improve their apps with Yahoo tools.

Flurry Analytics is a free mobile app analytics solution that is implemented in applications on more than 2 billion devices worldwide. Flurry is integrated in third-party applications via a lightweight software developer kit (“SDK”). Flurry provides mobile app developers insight into the action their users are taking in-app, as well as their audience’s interests and demographics.

Yahoo App Publishing (“YAP”) enables third-party app developers to monetize their app experiences with Yahoo Gemini and BrightRoll powered native, video and display ads. Developers can integrate YAP through the Flurry SDK.

Yahoo App Marketing gives third-party app developers the ability to advertise their apps through targeted native and video advertising on Yahoo, Tumblr, and across our app network. Yahoo App Marketing ads are powered by Yahoo Gemini and priced on a cost-per-click basis.

Tumblr In-App Sharing allows developers to integrate a Tumblr sharing button into their app experiences to enable their users to share content directly to Tumblr without leaving their app. The resulting content post on Tumblr has a deep-link back to the originating app, and if the Tumblr user does not have that app, they will see a prompt to install it.

Product Development

Yahoo continually launches, improves, and scales products and features to meet evolving user, advertiser, and publisher needs. Most of our software products and features are developed internally.

In some instances, however, we might purchase technology and license intellectual property rights if the opportunity is strategically aligned, operationally compatible, and economically advantageous. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe based on past experience and industry practice that such licenses generally could be obtained on commercially-reasonable terms. We believe our continuing innovation and product development are not materially dependent upon any single license or other agreement with a third-party relating to the development of our products.

Yahoo’s product teams, which include a broad array of engineering and product talent, support a large portion of the Yahoo product portfolio and technology infrastructure. Our product teams have expertise in web and mobile user applications, scalable software platforms, information retrieval, machine learning and science, editorial, networking/communications technologies, and presentation layer frameworks. We take security and privacy very seriously, and continuously innovate to protect our users and their data.

Our engineering and production teams are primarily located in our Sunnyvale, California, headquarters. Product development expenses for 2013, 2014, and 2015 totaled approximately $958 million, $1,156 million, and $1,178 million, respectively, which included stock-based compensation expense of $83 million, $139 million, and $190 million, respectively.

M&A Activity

As part of our overall strategy, we evaluate and pursue potential acquisitions based on talent and technology to help accelerate our growth in mobile, video, native, or social. In 2015, we completed 2 acquisitions, the purpose of which was to enhance our technology and core product offerings, grow our talent base, and expand audience and engagement. We may make additional acquisitions and strategic investments in the future that align with our growth strategy.

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

We own a majority or 100 percent of all of these international operations (except in Australia, New Zealand, and Japan where we have joint ventures and/or noncontrolling interests). We support these businesses through a network of offices worldwide.

Revenue is primarily attributed to individual countries according to the international online property that generated the revenue.

Information regarding risks involving our international operations is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K and is incorporated herein by reference.

Sales

We sell our advertising services through three primary channels: field, mid-market, and reseller/small business. Our field advertising sales team sells display advertising in all markets and search advertising to both premium and non-premium advertisers using Yahoo Gemini. Previously under the Search Agreement, Yahoo had sales exclusivity for both the Company’s and Microsoft’s premium advertisers. Pursuant to the current terms of the Search Agreement, as amended on April 15, 2015 by the Eleventh Amendment to the Search Agreement (the “Eleventh Amendment”), this sales exclusivity terminated on July 1, 2015. The Company and Microsoft have been transitioning premium advertisers for Microsoft’s paid search services to Microsoft on a market-by-market basis. As of February 26, 2016, such transition was substantially complete for most markets in North America and Europe, and the parties are cooperating on transitioning the remaining markets. Our mid-market channel sells our advertising services to medium-sized businesses, while our reseller/small business channel allows us to sell advertising services to additional regional and small business advertisers. Our U.S. sales force is structured vertically allowing us to offer customers integrated customer-centric solutions. We believe this approach allows us to provide the best solutions across all of our products based on a deeper understanding of our customers’ businesses.

In the U.S., we employ sales professionals in multiple locations, including Atlanta, Boston, Chicago, Dallas, Detroit, Hillsboro, the Los Angeles area, Miami, New York, Omaha, San Francisco, and Sunnyvale as of December 31, 2015. In international markets, we either have our own internal sales professionals or rely on our established sales agency relationships in 35 countries, regions, and territories as of December 31, 2015.

Revenue under the Search Agreement represented approximately 31 percent, 35 percent, and 35 percent of our revenue for the years ended December 31, 2013, 2014 and, 2015, respectively, and no other individual customer represented more than 10 percent of our revenue in 2013, 2014, or 2015.

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

Competition

Our industry is characterized by rapid evolution and innovation through disruptive technologies. We face significant competition from a wide range of businesses, particularly companies that seek to connect people with digital content and with each other. We compete on a global scale for audience share, marketers, and talent. Our competition includes:

•	General purpose search engines and information services such as Alphabet’s Google and Microsoft’s Bing.

•

Companies such as Facebook and Twitter that provide mail, photo sharing, blogging, microblogging, and other social or communication services. These areas are attracting an increasing share of users, users’ online time (across desktop and mobile), and advertising dollars.

•

Companies that offer an integrated variety of Internet products, advertising services, technologies, online services, and/or content in a manner similar to us that compete for the attention of our users, advertisers, developers, and third-party website publishers. We also compete with these companies to obtain agreements with third parties to promote or distribute our services.

•

Digital, broadcast, and print media companies with which we compete for the attention of consumer audiences and share of advertising dollars. This area has become increasingly competitive as traditional media companies make the shift online to compete for users, users’ time, and advertising dollars across desktop and mobile.

•

Advertising networks, exchanges, demand side and supply side platforms, and traditional media companies, with which we compete for a share of advertisers’ marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns.

•	Companies that provide analytics, monetization and marketing tools for mobile and desktop developers.

•

In a number of international markets, especially those in Asia, Europe, Middle East and Latin America, we face substantial competition from local Internet service providers and other entities that offer search, communications, and other commercial services and often have a competitive advantage due to dominant market share in their territories, greater local brand recognition, focus on a single market, familiarity with local tastes and preferences, or greater regulatory and operational flexibility.

As we introduce new products and our existing products evolve, we may become subject to additional competition.

We believe our principal competitive strengths relating to attracting users include the usefulness, accessibility, integration, and personalization of the online services that we offer; the quality, personalization, and presentation of our search results; and the overall user experience on our premium properties. Our principal competitive strengths relating to attracting advertisers and publishers are the reach, effectiveness, and efficiency of our marketing services as well as the creativity of the marketing solutions that we offer.

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

Employees

As of December 31, 2015, we had approximately 10,400 full-time employees and 860 contractors. In February 2016, we announced plans to reduce our workforce by approximately 15 percent by the end of 2016. Our future success is substantially dependent on the performance of our senior management and key technical personnel, as well as our continuing ability to attract, maintain the caliber of, and retain highly qualified technical, executive, and managerial personnel. We remain committed to our talented employees and providing the best possible workplace culture for them. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K and is incorporated herein by reference.

Available Information

Our website is located at https://www.yahoo.com. Our investor relations website is located at https://investor.yahoo.net. We make available free of charge on our investor relations website under “Financial Info” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

Item 1A. Risk Factors

We face significant competition for users, advertisers, publishers, developers, and distributors.

We face significant competition from online search engines, sites offering integrated internet products and services, social media and networking sites, ecommerce sites, companies providing analytics, monetization and marketing tools for mobile and desktop developers, and digital, broadcast and print media. In a number of international markets, especially those in Asia, Europe, the Middle East and Latin America, we face substantial competition from local Internet service providers and other entities that offer search, communications, and other commercial services.

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

A key element of our strategy is focusing on increasing our revenue growth through our Mavens offerings. As part of this strategy, we are focusing on mobile products and mobile advertising formats, as well as increasing our revenue from mobile. A number of our competitors have devoted significant resources to the development of products, services and apps for mobile devices. Several of our competitors have mobile revenue significantly greater than ours. If we are unable to develop products for mobile devices that users find engaging and that help us grow our mobile revenue, our competitive position, our financial condition and operating results could be harmed.

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

For the twelve months ended December 31, 2015, 84 percent of our total revenue came from search and display advertising. Our ability to retain and grow search and display revenue depends upon:

•	increasing our daily active users, logged in users, page views and engagement;

•	introducing engaging new products that are popular with users and distributable on mobile and other alternative devices and platforms;

•	maintaining and expanding our advertiser base on PCs and mobile devices;

•	achieving a better traffic mix from our Yahoo Properties and Affiliates and improving our monetization rates on such traffic;

•	broadening our relationships with advertisers to small- and medium-sized businesses;

•

successfully implementing changes and improvements to our advertising management platforms and formats and obtaining the acceptance of our advertising management platforms by advertisers, website publishers, and online advertising networks;

•	successfully acquiring, investing in, and implementing new technologies;

•	successfully implementing changes in our sales force, sales development teams, and sales strategy;

•	continuing to innovate and improve the monetization capabilities of our display and native advertising and our mobile products;

•	effectively monetizing mobile and other search queries;

•	improving the quality of our user and advertiser products;

•	continuing to innovate and improve users’ search experiences;

•	maintaining and expanding our Affiliate program for search and display advertising services; and

•	deriving better demographic and other information about our users to enable us to offer better, more personalized and targeted experiences to both our users and advertisers.

In most cases, our agreements with advertisers have a term of one year or less, and may be terminated at any time by the advertiser or by us. Payments under our agreements with advertisers are often dependent upon performance and click-through levels. Accordingly, it is difficult to forecast search and display revenue accurately. In addition, our expense levels are based in part on expectations of future revenue, including any guaranteed minimum payments to our Affiliates in connection with search and/or display advertising, and in some cases, the expenses could exceed the revenue that we generate. The state of the global economy, growth rate of the online advertising market, and availability of capital impacts the advertising spending patterns of our existing and potential advertisers. Any reduction in spending by, or loss of, existing or potential advertisers would negatively impact our revenue and operating results. Further, we may be unable to adjust our expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall.

As more people access our products via mobile devices rather than PCs and mobile advertising continues to evolve, if we do not continue to attract and retain mobile users and grow mobile revenue, our financial results will be adversely impacted.

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

A key element of our strategy is focusing on mobile devices, and we expect to continue to devote significant resources to the creation and support of developing new and innovative mobile products, services and apps. However, if our new mobile products, services and apps, including new forms of Internet advertising for mobile devices, do not continue to attract and retain mobile users, advertisers and device manufacturers and to generate and grow mobile revenue, our operating and financial results will be adversely impacted. We are dependent on the interoperability of our products and services with mobile operating systems we do not control and we may not be successful in maintaining relationships with the key participants in the mobile industry that control such mobile operating systems. The manufacturer or access provider might promote a competitor’s or its own products and services, impair users’ access to our services by blocking access through their devices, make it hard for users to readily discover, install, update or access our products on their devices, or charge us for delivery of ads, or limit our ability to deliver ads or measure their effectiveness. If distributors impair access to or refuse to distribute our services or apps, or charge for or limit our ability to deliver ads or measure the effectiveness of our ads, then our user engagement and revenue could decline.

If we do not manage our operating expenses effectively, our profitability could fail to improve and could decline.

We have implemented cost reduction initiatives to reduce our operating expenses, including reducing our headcount, closing offices and exiting certain products and verticals. However, we may not realize the cost savings expected from these initiatives or the revenue impact from our exit of certain regions and products may be greater than we expect. We plan to seek to operate efficiently and to manage our costs effectively. However, we are also investing in areas we believe will grow revenue and our operating expenses might increase as a result of these investments. If our operating expenses increase at a greater pace than our revenue grows, or if we fail to manage costs effectively, our profitability could fail to improve and could decline.

There can be no assurance that our exploration of strategic alternatives will result in any transaction being consummated, and speculation and uncertainty regarding the outcome of our exploration of strategic alternatives may adversely impact our business.

In parallel with executing our strategic plan, we are exploring strategic alternatives, including transactions to separate our remaining stake in Alibaba Group from our operating business focusing on a reverse spin transaction, as well as exploring strategic proposals for the operating business. Our Board has formed a Strategic Review Committee of independent directors to lead this process. There can be no assurance that any transaction will be consummated, and the process of exploring strategic alternatives will involve the dedication of significant resources and the incurrence of significant costs and expenses. In addition, speculation and uncertainty regarding our exploration of strategic alternatives may cause or result in:

•	disruption of our business;

•	distraction of our management and employees;

•	difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel;

•	difficulty in maintaining or negotiating and consummating new, business or strategic relationships or transactions;

•	increased stock price volatility; and

•	increased costs and advisory fees.

If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or adversely impact our revenue, operating results, and financial condition.

Risks associated with our Search Agreement with Microsoft may adversely affect our business and operating results.

Under our Search Agreement with Microsoft, Microsoft was the exclusive provider of algorithmic and paid search services for Yahoo Properties and Affiliate sites on personal computers and the non-exclusive provider of such services on mobile devices. As of April 15, 2015, Microsoft became the non-exclusive provider of such services on all devices. Commencing on May 1, 2015, the Company is required to request paid search results from Microsoft for 51 percent of its search queries originating from personal computers accessing Yahoo Properties and its Affiliate sites (the “Volume Commitment”) and will display only Microsoft’s paid search results on such search result pages. Approximately 35 percent, 35 percent, and 31 percent of our revenue for 2015, 2014 and 2013, respectively, were attributable to the Search Agreement. Our business and operating results would be adversely affected by a significant decline in or loss of this revenue if we are not able to successfully replace this revenue with revenue from search results displayed through our Yahoo Gemini platform or our Services Agreement with Google.

As a result of the Volume Commitment, we continue to be dependent on Microsoft continuing to invest and innovate to maintain and improve its algorithmic and paid search services and to be competitive with other search providers. If Microsoft fails to do this, our revenue and profitability could decline and our ability to maintain and expand our relationships with Affiliates for search and paid search advertising could be negatively impacted. Further, our competitors may continue to increase revenue, profitability, and market share at a higher rate than we do.

The term of the Search Agreement is 10 years from its commencement date, February 23, 2010, subject to earlier termination as provided in the Search Agreement. On or after October 1, 2015, either the Company or Microsoft may terminate the Search Agreement by delivering a written notice of termination to the other party. The Search Agreement will remain in effect for four months from the date of a termination notice to provide for a transition period. If Microsoft terminated the Search Agreement and the Company was unable to rely on its own services or the Services Agreement with Google, the termination could have an adverse impact on our business, revenue and operating results.

Risks associated with our Services Agreement with Google may adversely affect our business and operating results.

Under our Services Agreement with Google, Google will provide us with search advertisements through Google’s AdSense for Search service (“AFS”), web algorithmic search services through Google’s Websearch Service, and image search services. We entered into the Services Agreement with Google in the fourth quarter of 2015. We expect that our revenues under the Services Agreement with Google will increase in 2016. In addition, if Microsoft were to terminate its Search Agreement with us, we would be required to rely on the Services Agreement and our Yahoo Gemini platform to replace the search revenue we currently receive under the Search Agreement.

We are dependent on Google continuing to invest and innovate to maintain and improve its algorithmic and paid search services and to be competitive with other search providers. If Google fails to do this, our revenue and profitability could decline. Further, Google has a number of termination rights under the Services Agreement. If Google terminated the Services Agreement and we were unable to rely on our Yahoo Gemini platform or the Search Agreement with Microsoft, the termination could have an adverse impact on our business, revenue and operating results.

If we are unable to provide innovative search experiences and other products and services that differentiate our services and generate significant traffic to our websites, our business could be harmed, causing our revenue to decline.

Internet search is characterized by rapidly changing technology, significant competition, evolving industry standards, and frequent product and service enhancements. Although we have agreements with Microsoft and Google to use their paid search platforms, we still need to continue to invest in our Yahoo Gemini search platform and to innovate to improve our users’ search experience (especially on mobile) to continue to differentiate our services and attract, retain, and expand our user base and paid search advertiser base. We also generate revenue through other online products, services and apps, and continue to innovate the products, services and apps in our portfolio. The research and development of new, technologically advanced products is a complex process that requires significant levels of innovation and investment, as well as accurate anticipation of technology, market and consumer trends.

If we are unable to provide innovative search experiences and other products and services which differentiate our services, gain user acceptance and generate significant traffic to our websites, or if we are unable to effectively monetize the traffic from such products and services, our business could be harmed, causing our revenue to decline.

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

In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data retention, data transfer and data protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with users. For example, some countries are considering or have enacted laws mandating that user data regarding users in their country be maintained in their country. Having to maintain local data centers in individual countries could increase our operating costs significantly. In addition, there currently is a data protection regulation pending final approval by the European Union that may include operational requirements for companies that receive or process personal data that are different than those currently in place in the European Union, and that may also include significant penalties for non-compliance.

The European Court of Justice’s recent invalidation of the European Commission’s 2000 Safe Harbor Decision has created uncertainty around certain international transfers of data from the European Union to the U.S. A preliminary agreement has been reached between the U.S. and European Union governments to allow for certainty regarding transfers of data. However, given the preliminary nature of the agreement, some uncertainty remains, and compliance obligations could cause us to incur additional costs, require us to change business practices in a manner adverse to our business, or affect the manner in which we provide our services.

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

Our products and services involve the storage and transmission of Yahoo’s users’ and customers’ personal and proprietary information in our facilities and on our equipment, networks and corporate systems. Security breaches expose us to a risk of loss of this information, litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability. Outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our users’ or customers’ data. In addition, hardware, software or applications we procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security. Additionally, some third parties, such as our distribution partners, service providers and vendors, and app developers, may receive or store information provided by us or by our users through applications integrated with Yahoo. If these third parties fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users’ data may be improperly accessed, used or disclosed. Security breaches or unauthorized access have resulted in and may in the future result in a combination of significant legal and financial exposure, increased remediation and other costs, damage to our reputation and a loss of confidence in the security of our products, services and networks that could have an adverse effect on our business. We take steps to prevent unauthorized access to our corporate systems, however, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a triggering event, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers.

If we are unable to attract, sustain, and renew distribution arrangements on favorable terms, our revenue may decline.

We enter into distribution arrangements with third parties to promote or supply our services to their users. For example:

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

In some markets, we depend on a limited number of distribution arrangements for a significant percentage of our user activity. A failure by our distributors to attract or retain their user bases would negatively impact our user activity and, in turn, reduce our revenue. For mobile app distribution, we depend on a limited number of distributors, primarily the developers of the operating systems or device manufacturers. If we are unable to reach agreements with these distributors for distribution of our mobile apps or they refuse to distribute or block our mobile apps, our operating results will be harmed. In the future, as new methods for accessing the Internet and our services become available, including through alternative devices, we may need to enter into amended distribution agreements with existing access providers, distributors, and manufacturers to cover the new devices and new arrangements. We face a risk that existing and potential new access providers, distributors, and manufacturers may decide not to offer distribution of our services on reasonable terms, or at all.

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

If we are unable to license, acquire, create or aggregate compelling content and services at reasonable cost, or receive compelling content, the number of users of our services may not grow as anticipated, or may decline, or users’ level of engagement with our services may decline, all of which could harm our operating results.

Our future success depends in part on our ability to aggregate compelling content and deliver that content through our online properties. We license from third parties much of the content and services on our online properties, such as news, stock quotes, weather, sports, video, and photos. In addition, our users also contribute content to us. We believe that users will increasingly demand high-quality content and services. We may need to make substantial payments to third parties from whom we license or acquire such content or services. Our ability to maintain and build relationships with such third-party providers is critical to our success. In addition, as users increasingly access the Internet via mobile and other alternative devices, we may need to enter into amended agreements with existing third-party providers to cover new devices. We may be unable to enter into new, or preserve existing, relationships with the third-parties whose content or services we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our third-party providers may increase the prices at which they offer their content and services to us, stop offering their content or services to us, or offer their content and services on terms that are not agreeable to us. An increase in the prices charged to us by third-party providers could harm our operating results and financial condition. Further, because many of our licenses for our content and services with third parties are non-exclusive, other media providers may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo from other businesses. If we are unable to license or acquire compelling content at reasonable cost, if other companies distribute content or services that are similar to or the same as that provided by us, or if we do not receive compelling content from our users, the number of users of our services may not grow as anticipated, or may decline, users’ level of engagement with our services may decline, clicks on our ads may decrease, or advertisers may reduce future purchases of our ads, all or any of which could harm our operating results.

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

Technologies, tools, software, and applications (including new and enhanced browsers) have been developed and are likely to continue to be developed that can block or allow users to opt out of display, search, and interest-based advertising and content, delete or block the cookies used to deliver such advertising, or shift the location in which advertising appears on pages so that our advertisements do not show up in the most monetizable places on our pages or are obscured. Most of our revenue is derived from fees paid by advertisers in connection with the display of graphical and non-graphical advertisements or clicks on search advertisements on web pages. As a result, the adoption of such technologies, tools, software, and applications could reduce the number of search and display advertisements that we are able to deliver and/or our ability to deliver interest-based advertising and this, in turn, could reduce our advertising revenue and operating results.

If we are unable to recruit, hire, motivate, and retain key personnel, we may not be able to execute our business plan.

Our business is dependent on our ability to recruit, hire, motivate, and retain talented, highly skilled personnel. Achieving this objective may be difficult due to many factors, including the intense competition for such highly skilled personnel in the San Francisco Bay Area and other metropolitan areas where our offices are located; uncertainty due to our exploration of strategic alternatives, our new strategic plan and announced reduction in our workforce; competitors’ hiring practices; the effectiveness of our compensation programs; and fluctuations in global economic and industry conditions. If we do not succeed in retaining and motivating our existing key employees, and in attracting new key personnel, we may be unable to meet our business plan and as a result, our revenue and profitability may decline.

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

We may be required to record a significant charge to earnings if our goodwill, intangible assets, investments in equity interests, or other investments become impaired.

We have previously recorded charges to earnings when our goodwill, intangible assets, investments in equity interests, including investments held by any equity method investee, and other investments became impaired. For example, we recorded a $4.461 billion non-cash goodwill impairment charge during the fourth quarter of 2015. We are required under generally accepted accounting principles to test goodwill for impairment at least annually and to review our intangible assets, investments in equity interests (including investments held by any equity method investee), and our other investments, for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill, intangible assets (including goodwill or assets acquired via acquisitions) and other investments include significant adverse changes in the business climate and actual or projected operating results (affecting our company as a whole or affecting any particular reporting unit) and declines in the financial condition of our business. Factors that could lead to impairment of investments in equity interests include a prolonged period of decline in the stock price or operating performance of, or an announcement of adverse changes or events by, the companies in which we invested or the investments held by those companies. Factors that could lead to an impairment of U.S. government securities, which constitute a significant portion of our current assets, include any downgrade of U.S. government debt or concern about the creditworthiness of the U.S. government. We may be required in the future to record additional charges to earnings if our goodwill, intangible assets, investments in equity interests, including investments held by any equity method investee, or other investments become impaired. Any such charge would adversely impact our financial results.

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

We use derivative instruments, such as foreign currency forward contracts and options, to partially offset certain exposures to fluctuations in foreign currency exchange rates. The use of such instruments may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign currency exchange rates. Any losses on these instruments that we experience may adversely impact our financial results, cash flows and financial condition. Further, we hedge a portion of our net investment in Yahoo Japan Corporation (“Yahoo Japan”) with currency forward contracts and option contracts. If the Japanese yen has appreciated at maturity beyond the contract execution rate, we would be required to settle the contract by making a cash payment which could be material and could adversely impact our cash flows and financial condition. See Part I, Item 3—“Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report.

Acquisitions and strategic investments could result in adverse impacts on our operations and in unanticipated liabilities.

We have acquired, and have made strategic investments in, a number of companies (including through joint ventures) in the past, and we may make additional acquisitions and strategic investments in the future. Such transactions may result in use of our cash resources, dilutive issuances of our equity securities, or incurrence of debt. Such transactions may also result in amortization expenses related to intangible assets. Our acquisitions and strategic investments to date were accompanied by a number of risks, including:

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

The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, data transfer, security, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, billing, real estate, fantasy sports, consumer protection, accessibility, content regulation, quality of services, law enforcement demands, telecommunications, mobile, television, and intellectual property ownership and infringement in many instances is unclear or unsettled. Further, the application to us or our subsidiaries of existing laws regulating or requiring licenses for certain businesses of our advertisers can be unclear. For example, paid fantasy sports contests are an area of current regulatory uncertainty, with various government authorities having taken positions that some types of contests are unlawful and/or subject to licensing requirements. U.S. export control laws and regulations also impose requirements and restrictions on exports to certain nations and persons and on our business. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country.

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

While our metrics are based on what we believe to be reasonable measurements and methodologies, there are inherent challenges in deriving our metrics across large online and mobile populations around the world. In addition, our user metrics may differ from estimates published by third parties or from similar metrics of our competitors due to differences in methodology. Furthermore, over time we may revise or cease reporting certain metrics that we no longer believe are useful or meaningful measures of our performance and add new metrics which we believe are better measurements of performance.

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

In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. As a U.S. multinational corporation, we are subject to changing tax laws both within and outside of the U.S. We cannot predict the form or timing of potential legislative changes, but any newly enacted tax law could have a material adverse impact on our tax expense and cash flow. For example, several jurisdictions have sought to increase revenues by imposing new taxes on internet advertising or increasing general business taxes. In addition, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting (BEPS) project, which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions. To the extent any of these proposals are enacted into legislation by OECD member countries, or if other international, consensus-based tax policies and principles are amended or implemented, they could adversely affect the amount of tax we pay and thereby our financial position and results of operations.

We earn a material amount of our income from outside the U.S. As of December 31, 2015, we had undistributed foreign earnings of approximately $3.3 billion, principally related to our equity method investment in Yahoo Japan. While we do not currently anticipate repatriating these earnings, any repatriation of funds in foreign jurisdictions to the U.S. could result in higher effective tax rates for us and subject us to significant additional U.S. income tax liabilities.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the twelve months ended December 31, 2015, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $27.60 to $50.23 per share and the closing sale price on February 12, 2016 was $27.04 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results or announcements of technological innovations, significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; general economic conditions; and the operating performance and market valuation of Alibaba Group Holding Limited (“Alibaba Group”) and Yahoo Japan in which we have investments. The equity valuation of our investment in Yahoo Japan may be impacted due to fluctuations in foreign currency exchange rates. We present our investment in Alibaba Group on our consolidated balance sheet as an available-for-sale marketable security. Consequently, the carrying value of this investment on our consolidated balance sheet will vary over time and fluctuations in its valuation may cause our stock price to fluctuate.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located in Sunnyvale, California and consists of owned space aggregating approximately one million square feet. We lease office space in Argentina, Australia, Brazil, Canada, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Mexico, New Zealand, Norway, Singapore, Spain, Taiwan, the United Arab Emirates, and the United Kingdom. In the United States, we lease offices in various locations, including Atlanta, Beaverton, Boston, Champaign, Chicago, Dallas, Detroit, Hillsboro, the Los Angeles Area, Miami, Mountain View, New York, Omaha, San Francisco, and Washington, D.C. Our data centers are operated in locations in the United States, Brazil, Europe, and Asia. In connection with our strategic plan, we are exploring contract terminations and subleases where we feel we no longer need office space.

We believe that our existing facilities will be adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations and for any additional sales offices.

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

Item 5. Market for Registrant’s Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Yahoo! Inc. common stock is quoted on the NASDAQ Global Select Market under the symbol “YHOO.” The following table sets forth the range of high and low per share sales prices as reported for each period indicated:

	2014		2015
	High	Low	High	Low
First quarter	$41.72	$34.45	$50.78	$41.80
Second quarter	$37.30	$32.15	$46.17	$38.85
Third quarter	$44.01	$32.93	$39.98	$27.20
Fourth quarter	$52.62	$36.20	$36.39	$28.43

Stockholders

We had 8,846 stockholders of record as of February 12, 2016.

Dividends

We have not declared or paid any cash dividends on our common stock. We presently do not have plans to pay any cash dividends in the near future.

Issuer Repurchases of Equity Securities

We did not purchase any shares of our common stock during the fourth quarter of 2015.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Yahoo! Inc. under the Securities Act or the Exchange Act.

The following graph compares, for the five-year period ended December 31, 2015, the cumulative total stockholder return for Yahoo’s common stock, the NASDAQ 100 Index, the Standard & Poor’s North American Technology-Internet Index (the “S&P Internet”), and the Standard & Poor’s 500 Stock Index (the “S&P 500”). Measurement points are the last trading day of each of Yahoo’s fiscal years ended December 31, 2011, 2012, 2013, 2014, and 2015. The graph assumes that $100 was invested at the market close on December 31, 2010 in the common stock of Yahoo, the NASDAQ 100 Index, the S&P Internet, and the S&P 500 and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data and the consolidated balance sheets data for the years ended, and as of, December 31, 2011, 2012, 2013, 2014, and 2015 are derived from our audited consolidated financial statements.

Consolidated Statements of Operations Data:

	Years Ended December 31,
	2011(3)	2012(4)	2013(5)	2014(6)	2015(7)
	(in thousands, except per share amounts)
Revenue	$4,984,199	$4,986,566	$4,680,380	$4,618,133	$4,968,301
Total operating expenses	$4,183,858	$4,420,198	$4,090,454	$4,475,191	$9,716,795
Income (loss) from operations(1)	$800,341	$566,368	$589,926	$142,942	$(4,748,494)
Other income (expense), net(2)	$27,175	$4,647,839	$43,357	$10,369,439	$(75,782)
(Provision) benefit for income taxes	$(241,767)	$(1,940,043)	$(153,392)	$(4,038,102)	$89,598
Earnings in equity interests	$476,920	$676,438	$896,675	$1,057,863	$383,571
Net income (loss) attributable to Yahoo! Inc.	$1,048,827	$3,945,479	$1,366,281	$7,521,731	$(4,359,082)

Net income (loss) attributable to Yahoo! Inc. common stockholders per share—basic	$0.82	$3.31	$1.30	$7.61	$(4.64)

Net income (loss) attributable to Yahoo! Inc. common stockholders per share—diluted	$0.82	$3.28	$1.26	$7.45	$(4.64)

Shares used in per share calculation—basic	1,274,240	1,192,775	1,052,705	987,819	939,141

Shares used in per share calculation—diluted	1,282,282	1,202,906	1,070,811	1,004,108	939,141

(1) Includes:
Stock-based compensation expense	$203,958	$224,365	$278,220	$420,174	$457,153
Restructuring charges, net	$24,420	$236,170	$3,766	$103,450	$104,019

(2) Includes:
Gain on sale of Alibaba Group shares	$—	$4,603,322	$—	$—	$—
Gain on sale of Alibaba Group ADSs	$—	$—	$—	$10,319,437	$—

(3)

Our net income attributable to Yahoo! Inc. for the year ended December 31, 2011 included a non-cash gain of $25 million, net of tax, related to the dilution of our ownership interest in Alibaba Group Holding Limited (“Alibaba Group”) and a non-cash loss of $33 million related to impairments of assets held by Yahoo Japan. In addition, in the year ended December 31, 2011, we recorded net restructuring charges of $24 million related to our cost reduction initiatives. Apart from the Search Agreement, the tax impact of the items referred to above was an $8 million benefit, and these items had a net negative impact of $24 million on net income attributable to Yahoo! Inc., or $0.02 per both basic and diluted share, for the year ended December 31, 2011.

(4)

Our net income attributable to Yahoo! Inc. for the year ended December 31, 2012 included a pre-tax gain of approximately $4.6 billion and an after-tax gain of $2.8 billion related to our sale to Alibaba Group of 523 million ordinary shares of Alibaba Group (“Alibaba Group shares”). In addition, in the year ended December 31, 2012, we recorded net restructuring charges of $236 million related to our cost reduction initiatives. In the aggregate, these items had a net positive impact of $2.6 billion on net income attributable to Yahoo! Inc., or $2.15 per basic share and $2.13 per diluted share, for the year ended December 31, 2012.

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

(6)

Our net income attributable to Yahoo! Inc. for the year ended December 31, 2014 included a pre-tax gain of approximately $10.3 billion and an after-tax gain of $6.3 billion related to our sale of American Depositary Shares (“ADSs”) of Alibaba Group in Alibaba Group’s initial public offering (the “Alibaba Group IPO”) in September 2014. In addition, in the year ended December 31, 2014, we recorded gains of approximately $98 million related to sales of patents, a gain on the Hortonworks Inc. (“Hortonworks”) warrants of $98 million, a goodwill impairment charge of $88 million, and net restructuring charges of $103 million related to our cost reduction initiatives. The tax impact of the items referred to above was $3.9 billion, and in the aggregate, these items had a net positive impact of $6 billion on net income attributable to Yahoo! Inc., or $6.04 per basic share and $5.94 per diluted share, for the year ended December 31, 2014.

(7)

Our net income (loss) attributable to Yahoo! Inc. for the year ended December 31, 2015, included a goodwill impairment charge of $4,461 million, net restructuring charges of $104 million related to our cost reduction initiatives, an asset impairment charge of $44 million related to originally developed and acquired content, a loss on the Hortonworks warrants of $19 million, an intangibles impairment charge of $15 million and gains of approximately $11 million related to sales of patents. The tax impact of the items referred to above was a $129 million benefit, and in the aggregate, these items had a net negative impact of $4,503 million on net income attributable to Yahoo! Inc., or $4.79 per both basic share and diluted share, for the year ended December 31, 2015.

Consolidated Balance Sheets Data:

	December 31,
	2011	2012(1)	2013(2)	2014(3)	2015(4)
	(In thousands)
Cash and cash equivalents	$1,562,390	$2,667,778	$2,077,590	$2,664,098	$1,631,911
Marketable securities	$967,527	$3,354,600	$2,919,804	$7,558,304	$5,201,073
Alibaba Group equity securities	$—	$—	$—	$39,867,789	$31,172,361
Alibaba Group Preference Shares	$—	$816,261	$—	$—	$—
Working capital	$2,245,175	$4,362,481	$3,685,545	$4,929,438	$6,229,939
Goodwill	$3,900,752	$3,826,749	$4,679,648	$5,152,570	$808,114
Investments in equity interests	$4,749,044	$2,840,157	$3,426,347	$2,489,578	$2,503,229
Total assets	$14,782,786	$17,103,253	$16,804,959	$61,707,336	$45,203,966
Income taxes payable related to the sale of Alibaba Group ADSs	$—	$—	$—	$3,282,293	$—
Long-term deferred tax liabilities related to Alibaba Group equity securities	$—	$—	$—	$16,154,906	$12,611,867
Long-term liabilities	$994,078	$1,207,418	$2,334,050	$2,251,855	$2,235,299
Total Yahoo! Inc. stockholders’ equity	$12,541,067	$14,560,200	$13,074,909	$38,785,592	$29,079,420

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

(4)	During the year ended December 31, 2015, we satisfied the $3.3 billion income tax liability related to the sale of ADSs in Alibaba Group’s IPO in September 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo,” the “Company,” “we,” or “us”), is a guide to digital information discovery, focused on informing, connecting, and entertaining our users through our search, communications, and digital content products. By creating highly personalized experiences, we help users discover the information that matters most to them around the world –– on mobile or desktop. We create value for advertisers with a streamlined, simple advertising technology stack that leverages Yahoo’s data, content, and technology to connect advertisers with their target audiences. Advertisers can build their businesses through advertising to targeted audiences on our online properties and services (“Yahoo Properties”) and a distribution network of third party entities (“Affiliates”) who integrate our advertising offerings into their websites or other offerings (“Affiliate sites”). Our revenue is generated principally from search and display advertising. We continue to manage and measure our business geographically, principally in the Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific.

In the following Management’s Discussion and Analysis, we provide information regarding the following areas:

•	Key Financial Metrics;

•	Recent Developments;

•	Significant Transactions;

•	Results of Operations;

•	Segment Reporting;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates; and

•	Recent Accounting Pronouncements.

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

	Years Ended December 31,
	2013	2014	2015
	(in thousands)
Revenue	$4,680,380	$4,618,133	$4,968,301
Revenue ex-TAC	$4,425,938	$4,400,602	$4,090,787
Income (loss) from operations(1)	$589,926	$142,942	$(4,748,494)
Adjusted EBITDA	$1,564,245	$1,361,548	$951,740
Net income (loss) attributable to Yahoo! Inc.	$1,366,281	$7,521,731	$(4,359,082)
Net cash provided by (used in) operating activities	$1,195,247	$916,350	$(2,383,422)
Free cash flow(2)	$786,465	$586,632	$(3,010,172)
(1) Includes:
Stock-based compensation expense	$278,220	$420,174	$457,153
Restructuring charges, net	$3,766	$103,450	$104,019
Asset impairment charge	$—	$—	$44,381
Goodwill impairment charge	$63,555	$88,414	$4,460,837
Intangibles impairment charge	$—	$—	$15,423

(2)

During the year ended December 31, 2015, we satisfied the $3.3 billion income tax liability related to the sale of Alibaba Group American Depositary Shares (“ADSs”) in Alibaba Group’s initial public offering (“Alibaba Group IPO”) in September 2014.

Non-GAAP Financial Measures

Revenue ex-TAC.    Revenue ex-TAC is a non-GAAP financial measure defined as GAAP revenue less TAC that has been recorded as a cost of revenue. TAC consists of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo Properties. TAC is recorded either as a reduction of revenue or as cost of revenue.

We present revenue ex-TAC to provide investors a metric used by us for evaluation and decision-making purposes and to provide investors with comparable revenue numbers when comparing to our historical reported financial information. A limitation of revenue ex-TAC is that it is a measure we defined for internal and investor purposes that may be unique to us, and therefore it may not enhance the comparability of our results to those of other companies in our industry who have similar business arrangements but address the impact of TAC differently. Management compensates for these limitations by also relying on the comparable GAAP financial measures of revenue and cost of revenue—TAC.

Adjusted EBITDA.    Adjusted EBITDA is a non-GAAP financial measure defined as net income (loss) attributable to Yahoo! Inc. before taxes, depreciation, amortization of intangible assets, stock-based compensation expense, other income (expense), net (which includes interest), earnings in equity interests, net income attributable to noncontrolling interests, and other gains, losses, and expenses that we do not believe are indicative of our ongoing results.

We present adjusted EBITDA because the exclusion of certain gains, losses, and expenses facilitates comparisons of the operating performance of our Company on a period-to-period basis. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for results reported under GAAP. These limitations include: adjusted EBITDA does not reflect tax payments and such payments reflect a reduction in cash available to us; adjusted EBITDA does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses; adjusted EBITDA does not include stock-based compensation expense related to our workforce; adjusted EBITDA also excludes other income (expense), net (which includes interest), earnings in equity interests, net income attributable to noncontrolling interests and other gains, losses, and expenses that we do not believe are indicative of our ongoing results, and these items may represent a reduction or increase in cash available to us; and adjusted EBITDA is a measure that may be unique to us, and therefore it may not enhance the comparability of our results to other companies in our industry. Management compensates for these limitations by also relying on the comparable GAAP financial measure of net income (loss) attributable to Yahoo! Inc., which includes taxes, depreciation, amortization, stock-based compensation expense, other income (expense), net (which includes interest), earnings in equity interests, net income attributable to noncontrolling interests and the other gains, losses and expenses that are excluded from adjusted EBITDA.

Free Cash Flow.    Free cash flow is a non-GAAP financial measure defined as net cash provided by (used in) operating activities (adjusted to include excess tax benefits from stock-based awards), less acquisition of property and equipment, net (i.e., acquisition of property and equipment less proceeds received from disposition of property and equipment) and dividends received from equity investees.

We consider free cash flow to be a liquidity measure which provides useful information to management and investors about the amount of cash generated by business operations, after deducting our net payments for acquisitions and dispositions of property and equipment, which cash can then be used for strategic opportunities or other business purposes including, among others, investing in our business, making strategic acquisitions, strengthening the balance sheet, and repurchasing stock. A limitation of free cash flow is that it does not represent the total increase or decrease in the cash balance for the period. Management compensates for this limitation by also relying on the net change in cash and cash equivalents as presented in our consolidated statements of cash flows prepared in accordance with GAAP which incorporates all cash movements during the period.

Revenue

	Years Ended December 31,			2013-2014 % Change	2014-2015 % Change
	2013	2014	2015
	(dollars in thousands)
Revenue	$4,680,380	$4,618,133	$4,968,301	(1)%	8%
Less: TAC	254,442	217,531	877,514	(15)%	303%

Revenue ex-TAC	$4,425,938	$4,400,602	$4,090,787	(1)%	(7)%

For the year ended December 31, 2015, revenue and TAC increased $350 million and $660 million, respectively, or 8 percent and 303 percent, compared to 2014. For the year ended December 31, 2015, revenue ex-TAC (a non-GAAP financial measure) decreased $310 million, or 7 percent, compared to 2014. The increase in revenue for the year ended December 31, 2015 was primarily attributable to an increase in search and display revenue resulting from an increase in revenue from distribution partners, including Mozilla Corporation (“Mozilla”), revenue from mobile devices and incremental revenue from the BrightRoll acquisition, a programmatic video advertising platform that we acquired in December 2014. This growth was partially offset by declines in our legacy desktop display business, search revenue driven by a decline in Yahoo search traffic, and a decline in other revenue associated with Alibaba Group royalty revenue, for which we no longer recognize fees revenue due to the cessation of royalties. The increase in TAC for the year ended December 31, 2015, which exceeded the revenue increases for the same period resulting in a decline in revenue ex-TAC, was primarily driven by higher payments to distribution partners, including Mozilla, TAC increase associated with Gemini, and incremental TAC related to the BrightRoll acquisition.

Of the $350 million increase in revenue and $660 million increase in TAC for the year ended December 31, 2015, $394 million and $375 million were attributable to the agreement we entered into in November 2014 to compensate Mozilla for making us the default search provider on certain of Mozilla’s products in the United States (the “Mozilla Agreement”). See “Results of Operations” for a more detailed discussion of the factors that contributed to the changes in revenue and TAC during this period.

Gemini is our unified marketplace for search and native advertising on Yahoo Properties and Affiliate sites. Gemini ads appear on search results pages in response to queries and also as native ads alongside display content. Advertisers place ads on the Gemini platform through our simple self-serve interface, as well as through Yahoo’s traditional sales force; we do not source Gemini ads from Microsoft or other third-party providers. Because we are the primary obligor to Gemini advertisers, we recognize Gemini revenue gross of the related TAC paid to Affiliates. During 2015, we increased the proportion of search queries being routed to the Gemini platform, which resulted in reduced paid clicks as we work to optimize the system. We expect to see a reduction in the impact on paid clicks by the second half of 2016.

For the year ended December 31, 2014, revenue, TAC and revenue ex-TAC decreased $62 million, $37 million and $25 million, respectively, or 1 percent, 15 percent, and 1 percent, compared to 2013. The decrease in revenue was attributable to a decline in display revenue resulting from a mix shift from premium to native ad units, as well as a decline in other revenue associated with a decline in listings-based revenue. These declines were partially offset by an increase in search revenue driven by revenue-per-search in the Americas segment on Yahoo Properties and growth in advertising revenue from mobile. The decline in TAC for the year ended December 31, 2014, compared to 2013, was primarily driven by the impact of the transition of paid search to Microsoft’s platform.

We expect 2016 revenue to be less than the amount reported in 2015 as a result of the completion of recognition of deferred revenue under the Technology and Intellectual Property License Agreement (the “TIPLA”) with Alibaba Group, strategic product exits, declines in our legacy desktop display business and a decline in desktop search volume. We expect growth from our Mavens offerings to partially offset this decline.

Mavens Revenue

One of our primary strategies is to invest in and grow our Mavens offerings. Revenue from our Mavens offerings is generated from, without duplication, (i) mobile (as defined below), (ii) video ads and video ad packages, (iii) native ads, and (iv) Tumblr and Polyvore ads and fees.

Mavens revenue for the year ended December 31, 2015 increased 45 percent to $1,660 million, compared to $1,148 million for the year ended December 31, 2014. The increase in Mavens revenue for the year ended December 31, 2015 was primarily related to growth in mobile advertising, and to a lesser extent, growth in native and video advertising.

We expect our Mavens revenue to increase in 2016 from the amount reported in 2015.

Mobile Revenue

With the significant platform shift to mobile devices, we continue to focus on mobile products and mobile ad formats. We have refreshed the user experience on mobile across a number of Yahoo Properties, including Fantasy Sports, Sports, Mail, Search and Tumblr. As of December 31, 2015, we had more than 600 million monthly mobile users (including mobile Tumblr users).

Mobile revenue is generated in connection with user activity on mobile devices, including smartphones and tablets (a “device-based” approach), regardless of whether the device is accessing a mobile-optimized service. Mobile revenue is primarily generated by search and display advertising. Mobile search revenue is generated from clicks on text-based links to advertisers’ websites that appear primarily on search results pages. Search revenue is recognized based on Paid Clicks. A Paid Click occurs when an end-user clicks on a sponsored listing on Yahoo Properties or Affiliate sites for which an advertiser pays on a per click basis. Mobile display revenue is generated from the display of graphical, non-graphical, and video advertisements on mobile devices. The Company recognizes revenue from display advertising on Yahoo Properties and Affiliate sites as impressions of or clicks on display advertisements are delivered. Impressions are delivered when a sold advertisement appears in pages viewed by users. Clicks are delivered when a user clicks on a native advertisement. Mobile revenue also includes leads, listings and fees revenue and e-commerce revenue allocated to user activity on mobile devices. Mobile revenue is included within Search, Display, and Other revenue that we have reported.

Mobile revenue for the year ended December 31, 2015 increased 36 percent to $1,048 million, compared to $768 million for the year ended December 31, 2014. The increase in mobile revenue for the year ended December 31, 2015 was primarily attributable to growth in display revenue on mobile devices driven by native advertising and growth in search revenue on mobile devices driven by mobile search advertising on our Yahoo Gemini platform.

We expect our mobile revenue to increase in 2016 from the amount reported in 2015.

Adjusted EBITDA (a non-GAAP financial measure)

	Years Ended December 31,
	2013	2014	2015
	(dollars in thousands)
Net income (loss) attributable to Yahoo! Inc.	$1,366,281	$7,521,731	$(4,359,082)
Advisory fees	—	—	8,808
Depreciation and amortization	628,778	606,568	609,613
Stock-based compensation expense	278,220	420,174	457,153
Asset impairment charge	—	—	44,381
Goodwill impairment charge	63,555	88,414	4,460,837
Intangibles impairment charge	—	—	15,423
Restructuring charges, net	3,766	103,450	104,019
Other income (expense), net	(43,357)	(10,369,439)	75,782
(Provision) benefit for income taxes	153,392	4,038,102	(89,598)
Earnings in equity interests, net of tax	(896,675)	(1,057,863)	(383,571)
Net income attributable to noncontrolling interests	10,285	10,411	7,975

Adjusted EBITDA	$1,564,245	$1,361,548	$951,740

Percentage of Revenue ex-TAC(*)	35%	31%	23%

(*)	Net income (loss) attributable to Yahoo! Inc. as a percentage of GAAP revenue in 2013, 2014, and 2015 was 29 percent, 163 percent, and (88) percent, respectively.

For the year ended December 31, 2015, adjusted EBITDA decreased $410 million, or 30 percent, compared to 2014, mainly due to higher TAC payments to support our growth and partnership initiatives across Search, Communications and Digital Content, a lower benefit from patent sales year-over-year, and an increase in direct costs in the Americas segment, partially offset by a decline in global operating costs.

For the year ended December 31, 2014, adjusted EBITDA decreased $203 million, or 13 percent, compared to 2013, mainly due to an increase in global operating costs to support our growth initiatives.

Free Cash Flow (a non-GAAP financial measure)

	Years Ended December 31,
	2013	2014	2015
	(in thousands)
Net cash provided by (used in) operating activities	$1,195,247	$916,350	$(2,383,422)
Acquisition of property and equipment, net	(338,131)	(395,615)	(542,987)
Excess tax benefits from stock-based awards	64,407	149,582	58,282
Dividends received from equity investees	(135,058)	(83,685)	(142,045)

Free cash flow	$786,465	$586,632	$(3,010,172)

For the year ended December 31, 2015, free cash flow decreased $3.6 billion, compared to 2014, primarily due to satisfaction of the $3.3 billion income tax liability related to the sale of Alibaba Group ADSs in September 2014 and an increase in the acquisition of property and equipment to support our product investment initiatives in our Mail, Search, and Mavens offerings.

For the year ended December 31, 2014, free cash flow decreased $200 million, compared to 2013, primarily due to a decline in adjusted EBITDA and an increase in the acquisition of property and equipment to support our growth initiatives.

Recent Developments

On February 2, 2016, we announced a strategic plan to simplify Yahoo, narrowing our focus on areas of strength to fuel growth, drive revenue, and increase efficiency in 2016 and beyond. We will simplify our product portfolio to emphasize the products that distinguish us competitively and drive the most substantial portion of users, revenue and market opportunity. As part of this plan, we also announced plans to reduce costs, including reducing our work force by approximately 15 percent by the end of 2016 and closing five offices, and to explore divesting non-core assets.

In parallel with executing our strategic plan, we are also exploring strategic alternatives, including transactions to separate our remaining stake in Alibaba Group from our operating business focusing on a reverse spin transaction, as well as exploring strategic proposals for the operating business. Our Board has formed a Strategic Review Committee of independent directors to lead this process. The Strategic Review Committee has engaged advisors and is establishing a process for engaging with interested parties regarding strategic alternatives.

Significant Transactions

Search Agreement with Microsoft Corporation

The term of the Search Agreement is 10 years from its commencement date, February 23, 2010, subject to earlier termination as provided in the Search Agreement. Under the current terms of the Search Agreement, as amended on April 15, 2015 by the Eleventh Amendment to the Search Agreement (the “Eleventh Amendment”), we are entitled to receive a percentage of the revenue (the “Revenue Share Rate”) generated from Microsoft’s services on Yahoo Properties and on Affiliate sites equal to 93 percent. Microsoft receives its 7 percent revenue share before deduction of the Affiliate site’s share of revenue. The Affiliate site’s share of revenue is deducted from our 93 percent Revenue Share Rate. Pursuant to the Eleventh Amendment, commencing on May 1, 2015, we also agreed to request paid search results from Microsoft for 51 percent of our search queries originating from personal computers accessing Yahoo Properties and our Affiliate sites and will display only Microsoft’s paid search results on such search result pages.

Previously under the Search Agreement, Yahoo had sales exclusivity for both Yahoo’s and Microsoft’s premium advertisers. Pursuant to the Eleventh Amendment to the Search Agreement, this sales exclusivity terminated on July 1, 2015. Yahoo and Microsoft have been transitioning premium advertisers for Microsoft’s paid search services to Microsoft on a market-by-market basis. As of February 26, 2016, such transition was substantially complete for most markets in North America and Europe, and the parties are cooperating on transitioning the remaining markets.

Revenue under the Search Agreement represented approximately 31 percent, 35 percent, and 35 percent of our revenue for the years ended December 31, 2013, 2014, and 2015, respectively.

See Note 19—“Search Agreement with Microsoft Corporation” in the Notes to our consolidated financial statements for additional information.

Services Agreement with Google Inc.

On October 19, 2015, Yahoo and Google entered into the Google Services Agreement (the “Services Agreement”). The Services Agreement expires on December 31, 2018, subject to earlier termination as provided in the Services Agreement. Pursuant to the Services Agreement, Google will provide us with search advertisements through Google’s AdSense for Search service (“AFS”), web algorithmic search services through Google’s Websearch Service, and image search services. The results provided by Google for these services will be available to us for display on both desktop and mobile platforms. We may use Google’s services on Yahoo Properties and on certain Affiliate sites in the United States (U.S.), Canada, Hong Kong, Taiwan, Singapore, Thailand, Vietnam, Philippines, Indonesia, Malaysia, India, Middle East, Africa, Mexico, Argentina, Brazil, Colombia, Chile, Venezuela, Peru, Australia and New Zealand.

Under the Services Agreement, we have discretion to select which search queries to send to Google and are not obligated to send any minimum number of search queries. The Services Agreement is non-exclusive and expressly permits us to use any other search advertising services, including our own service, the services of Microsoft or other third parties.

Google will pay us a percentage of the gross revenues from AFS ads displayed on Yahoo Properties or Affiliate sites. The percentage will vary depending on whether the ads are displayed on U.S. desktop sites, non-U.S. desktop sites or on the tablet or mobile phone versions of the Yahoo Properties or our Affiliate sites. We will pay Google fees for requests for image search results or web algorithmic search results.

The Services Agreement may be terminated by either party upon certain events, including, among others: upon a material breach subject to certain limitations; in the event of a change in control (as defined in the Services Agreement); and subject to certain conditions and limitations, the occurrence or threatened occurrence of certain litigation or regulatory proceedings adversely impacting the performance of the Services Agreement or a party as a result of the continued performance of the Services Agreement.

Acquisition of Polyvore

On September 2, 2015, we completed the acquisition of Polyvore, a social commerce website, for $161 million. Polyvore lets users across the globe discover and shop for their favorite products in fashion, beauty and home décor.

See Note 4—“Acquisitions and Dispositions” in the Notes to our consolidated financial statements for additional information.

Results of Operations

	Years Ended December 31,
	2013	2014	2015
	(dollars in thousands)
Total revenue	$4,680,380	$4,618,133	$4,968,301
Total operating expenses(1)	4,090,454	4,475,191	9,716,795

Income (loss) from operations	$589,926	$142,942	$(4,748,494)

(1) Includes:
Stock-based compensation expense	$278,220	$420,174	$457,153
Restructuring charges, net	$3,766	$103,450	$104,019
Asset impairment charge	$—	$—	$44,381
Goodwill impairment charge	$63,555	$88,414	$4,460,837
Intangibles impairment charge	$—	$—	$15,423
Items as a percentage of revenue
Total revenue	100%	100%	100%
Total operating expenses	87%	97%	196%

Income (loss) from operations	13%	3%	(96)%

Includes:
Stock-based compensation expense	6%	9%	9%

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

Search Revenue

Search revenue is generated from mobile and desktop clicks on text-based links to advertisers’ websites that appear primarily on search results pages (“search advertising”). We recognize revenue from search advertising on Yahoo Properties and Affiliate sites. Search revenue is recognized based on Paid Clicks. A Paid Click occurs when an end-user clicks on a sponsored listing on Yahoo Properties or Affiliate sites for which an advertiser pays on a per click basis. Under the Search Agreement with Microsoft we report as revenue our 93 percent revenue share as we are not the primary obligor in the arrangement with the advertisers and publishers, and the amounts paid to Affiliates are recorded as a reduction of revenue. The search revenue generated from mobile ads served through Yahoo Gemini that involve traffic supplied by Affiliates is reported gross of the TAC paid to Affiliates (reported as cost of revenue—TAC) as we perform the search service. Accordingly, we are considered the primary obligor to the advertisers who are the customers of the search advertising service. In October 2015, We reached an agreement with Google that provides us with additional flexibility to choose among suppliers of search results and ads. Google’s offerings complement the search services provided by Microsoft and Yahoo Gemini (Yahoo’s marketplace for search and native advertising). We also generate search revenue from a revenue sharing arrangement with Yahoo Japan Corporation (“Yahoo Japan”) for search technology and services as reported.

The following table presents search revenue and that revenue as a percentage of total revenue for the periods presented (dollars in thousands):

	Years Ended December 31,
	2013	2014	2015
Search
Yahoo Properties	$1,371,134	$1,518,035	$1,809,711
Affiliate sites	370,657	274,826	274,428

Total search revenue	$1,741,791	$1,792,861	$2,084,139

Search as a percentage of total revenue
Yahoo Properties	29%	33%	36%
Affiliate sites	8%	6%	6%

Total search revenue	37%	39%	42%

Search revenue for the year ended December 31, 2015 increased $291 million, or 16 percent, compared to 2014. This increase in search revenue was attributable to growth in revenue generated on Yahoo Properties of $292 million, primarily in the Americas segment. This increase resulted from higher search volume on desktop due primarily to the Mozilla Agreement, which contributed $394 million, as well as an increase in revenue from search advertising on mobile devices. The increase was partially offset by a decline in click volume on other visits to Yahoo Properties. Affiliate search revenue overall remained flat but consisted of declines in the Asia Pacific and EMEA segments of $30 million and $13 million, respectively, partially offset by an increase in the Americas segment of $42 million.

The total increase in search revenue for the year ended December 31, 2015 described above included the impact of unfavorable foreign exchange fluctuations of $41 million using the foreign currency exchange rates from the year ended December 31, 2014.

Search revenue for the year ended December 31, 2014 increased $51 million, or 3 percent, compared to 2013, driven by higher revenue-per-search in the Americas segment on Yahoo Properties and growth in advertising revenue from mobile, partially offset by the impact of the Microsoft transition in the Asia Pacific segment. Search revenue grew despite the expiration in March 2014 of Microsoft’s guarantee of Yahoo revenue-per-search under the Search Agreement (the “RPS Guarantee”) in the U.S. The increase in search revenue for the year ended December 31, 2014 was primarily attributable to an increase in advertising revenue on Yahoo Properties in the Americas, EMEA, and Asia Pacific segments of $94 million, $38 million, and $15 million, respectively, partially offset by a decline in advertising revenue on Affiliate sites in the Americas, EMEA, and Asia Pacific segments of $12 million, $8 million and $76 million, respectively. The decline in Affiliate search revenue in the Asia Pacific segment was due to the required change in revenue presentation for transitioned markets from a gross (before TAC) to a net (after TAC) basis.

Display Revenue

Display revenue is generated from the display of graphical, non-graphical, and video advertisements (“display advertising”). We earn revenue from guaranteed or “premium” display advertising by delivering advertisements according to advertisers’ specified criteria, such as number of impressions during a fixed period on a specific placement. Also, we earn revenue from non-guaranteed display advertising, which includes native advertising, by delivering advertisements on a preemptible basis.

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

The following table presents display revenue and that revenue as a percentage of total revenue for the periods presented (dollars in thousands):

	Years Ended December 31,
	2013	2014	2015
Display
Yahoo Properties	$1,776,938	$1,706,675	$1,693,411
Affiliate sites	172,892	161,360	380,750

Total display revenue	$1,949,830	$1,868,035	$2,074,161

Display as a percentage of total revenue
Yahoo Properties	38%	37%	34%
Affiliate sites	4%	3%	8%

Total display revenue	42%	40%	42%

Display revenue for the year ended December 31, 2015 increased $206 million, or 11 percent, compared to 2014. For the year ended December 31, 2015, the increase in display revenue was driven by increased Affiliate revenue in the Americas, EMEA and Asia Pacific segments of $145 million, $41 million and $33 million, respectively, as well as an increase in display revenue on Yahoo Properties in the Americas segment of $94 million. This was partially offset by declines in display revenue on Yahoo Properties in the EMEA and Asia Pacific segments of $49 million and $58 million, respectively. The increase in Affiliate display revenue for the year ended December 31, 2015 resulted primarily from an increase in video and native advertising, including incremental revenue from the BrightRoll acquisition and an increase in revenue from native advertising on mobile devices. The increase in display revenue on Yahoo Properties in the Americas segment was due to growth in native advertising. The decrease in display revenue on Yahoo Properties in the EMEA and Asia Pacific segments for the year ended December 31, 2015 was primarily driven by declines in volume and pricing of premium and audience advertising, partially offset by an increase in volume of native advertising.

The total increase in display revenue for the year ended December 31, 2015 described above included the impact of unfavorable foreign exchange fluctuations of $68 million using the foreign currency exchange rates from the year ended December 31, 2014.

Display revenue for the year ended December 31, 2014 decreased $82 million, or 4 percent, compared to 2013, primarily due to a mix shift from premium ad units to lower monetizing native ad units. The decline for the year ended December 31, 2014 was primarily attributable to a decline in advertising revenue on Yahoo Properties in the Americas, EMEA, and Asia Pacific segments of $36 million, $8 million, and $26 million, respectively, and a decline in advertising revenue on Affiliate sites in the EMEA segment of $15 million, partially offset by an increase in advertising revenue on Affiliate sites in the Asia Pacific segment of $3 million.

Other Revenue

Other revenue includes listings-based services revenue, transaction revenue, royalties, patent licenses and fees revenue. Listings-based services revenue is generated from a variety of consumer and business listings-based services, including classified advertising, such as Yahoo Local and other services. We recognize listings-based services revenue when the services are performed. Transaction revenue is generated from facilitating commercial transactions through Yahoo Properties, principally from Yahoo Small Business, Yahoo Travel, and Yahoo Shopping. We recognize transaction revenue when there is evidence that qualifying transactions have occurred. We also receive royalties from Yahoo Japan that are recognized when earned. We received royalties from Alibaba Group through the third quarter of 2015 that were recognized when earned. See Note 8—“Investments in Equity Interests Accounted for Using the Equity Method of Accounting” in the Notes to our consolidated financial statements for additional information on revenue earned from Yahoo Japan and Alibaba Group. Fees revenue consists of revenue generated from a variety of consumer and business fee-based services as well as services for small businesses. We recognize fees revenue when the services are performed.

The following table presents other revenue and that revenue as a percentage of total revenue for the periods presented (dollars in thousands):

	Years Ended December 31,
	2013	2014	2015
Other revenue	$988,759	$957,237	$810,001
Other revenue as a percentage of total revenue	21%	21%	16%

Other revenue for the year ended December 31, 2015 decreased $147 million, or 15 percent, compared to 2014, primarily attributable to a decline in fees and listings-based revenue of $79 million and $69 million, respectively. The decline in fees revenue was primarily attributable to a decline in Alibaba Group royalty revenue pursuant to the TIPLA, for which we ceased recognizing fees revenue in September 2014 due to the Alibaba Group IPO. The decline in listings-based revenue was attributable to a decline in auction and exchange fees, shopping traffic, and expiration of a partner agreement. The decline in fees and listings-based revenue was also attributable to declines in Yahoo Small Business associated with a reduction in its subscriber base.

The decline in other revenue for the year ended December 31, 2015 described above included the impact of unfavorable foreign exchange fluctuations of $10 million using the foreign currency exchange rates from the year ended December 31, 2014.

Other revenue for the year ended December 31, 2014 decreased $32 million, or 3 percent, compared to 2013. The decrease for the year ended December 31, 2014 was primarily attributable to a decline in listings-based revenue in the Americas, EMEA and Asia Pacific segments of $47 million, $15 million, and $6 million, respectively, partially offset by an increase in fees revenue in the Americas segment of $37 million. The increase in fees revenue in the Americas segment for the year ended December 31,

2014 was primarily attributable to royalty revenue associated with the patent sale and license agreement that we entered into in the second quarter of 2014. See Note 4—“Acquisitions and Dispositions” in the Notes to our consolidated financial statements for additional information.

We expect other revenue to decline in 2016, as compared to 2015, as a result of completing the recognition of deferred revenue under the TIPLA with Alibaba Group in the third quarter of 2015, for which we no longer recognize associated fees revenue.

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

We periodically review, refine and update our methodologies for monitoring, gathering, and counting number of Paid Clicks and Ads Sold and for calculating search click-driven revenue, Price-per-Click, and Price-per-Ad. Commencing in the first quarter 2015, our display price and volume metrics (Price-per-Ad and Ads Sold) include (a) results from Yahoo Properties worldwide (other than Japan, where Yahoo branded sites are operated by third-party licensees), whereas previously those metrics excluded countries and regions where historical data was not previously retained in a manner that would support period-to-period comparisons; (b) results from Affiliate sites (including Affiliates of Flurry and BrightRoll) and (c) historical Tumblr data commencing in the three months ended June 30, 2013, whereas previously Tumblr data was limited to (i) native ad results commencing in the three months ended March 31, 2014 and (ii) other display ad results commencing in the three months ended September 30, 2014. Prior period amounts have been updated to conform to the current presentation.

Search Metrics

For the year ended December 31, 2015, Paid Clicks increased 6 percent and Price-per-Click increased 2 percent, compared to 2014. The increase in Paid Clicks for the year ended December 31, 2015 was primarily attributable to an increase in Paid Clicks on Yahoo Properties in the Americas segment, attributable to our agreements with Mozilla and other distribution partners, partially offset by a decline in Paid Clicks from Affiliate and Yahoo traffic. The increase in Price-per-Click for year ended December 31, 2015 was attributable to a higher mix of traffic from the Americas segment, which is higher monetizing as compared to other segments, as well as improved pricing from Affiliate traffic.

Improvements in the search metrics resulted in year-over-year growth of 9 percent in search click-driven revenue for the year ended December 31, 2015.

For the year ended December 31, 2014, Paid Clicks increased 5 percent and Price-per-Click increased 11 percent, compared to 2013. The increase in Paid Clicks for the year ended December 31, 2014 was attributable to an increase in Paid Clicks on Yahoo Properties from distribution partners primarily in the Americas segment, partially offset by a decline in Paid Clicks on Affiliate sites related to traffic quality initiatives across the segments. The increase in Price-per-Click for the year ended December 31, 2014 was primarily driven by a higher mix of traffic from the Americas segment, which is higher monetizing as compared to other segments, and improved Affiliate traffic quality across all segments resulting in higher Price-per-Click. Improvements in Price-per-Click resulted in year-over-year growth in search click-driven revenue for the year ended December 31, 2014 of 17 percent.

Display Metrics

For the year ended December 31, 2015, number of Ads Sold increased 12 percent and Price-per-Ad increased 2 percent, compared to 2014. The increase in Ads Sold year-over-year for the year ended December 31, 2015 was attributable to an increase in native and video ad units sold which was partially offset by a decline in premium ad units sold. The increase in native ad units sold was primarily attributable to growth internationally and growth in our network of mobile apps. Native ad units represented approximately 44 percent of total Ads Sold for the year ended December 31, 2015, as compared to 31 percent of total Ads Sold for the year ended December 31, 2014. The increase in Price-per-Ad was due to improved pricing for native advertising and video representing a larger share of the inventory mix, partially offset by a shift in the mix of Ads Sold from premium advertising to native advertising.

For the year ended December 31, 2014, number of Ads Sold increased 6 percent and Price-per-Ad decreased 9 percent, compared to 2013. The increase in number of Ads Sold for the year ended December 31, 2014 was attributable to an increase in native ad units sold, partially offset by a decline in audience Ads Sold. Native ad units were launched late in the second quarter of 2013. Native ad units represented approximately 31 percent of total Ads Sold for the year ended December 31, 2014, as compared to 5 percent of total Ads Sold for the year ended December 31, 2013. The decrease in Price-per-Ad for the year ended December 31, 2014 was due to a shift in the mix of Ads Sold toward lower monetizing native ad units.

Operating Costs and Expenses

Cost of Revenue—TAC

Cost of revenue—TAC consists of payments made to third-party entities that have integrated our advertising offerings into their websites or other offerings and payments made to companies that direct consumer and business traffic to Yahoo Properties. We enter into agreements of varying duration that involve TAC. There are generally two economic structures of the Affiliate agreements: fixed payments with or without a guaranteed minimum amount of traffic delivered or variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or paid clicks. We expense TAC under two different methods. Agreements with fixed payments are expensed ratably over the term the fixed payment covers or as traffic is delivered. Agreements based on a percentage of revenue, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate. We also have an agreement to compensate Mozilla for making us the default search provider on certain of Mozilla’s products in the United States. We record those payments as cost of revenue—TAC.

The following table presents cost of revenue—TAC and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Years Ended December 31,
	2013	2014	2015
Cost of revenue—TAC	$254,442	$217,531	$877,514
Cost of revenue—TAC as a percentage of revenue	6%	5%	18%

Cost of revenue—TAC for the year ended December 31, 2015 increased $660 million, or 303 percent, compared to 2014, primarily due to increased payments to distribution partners (including Mozilla which contributed $375 million) as well as increased TAC associated with Gemini, and incremental TAC from the BrightRoll acquisition.

Cost of revenue—TAC for the year ended December 31, 2014 decreased $37 million, or 15 percent, compared to 2013. The decrease for the year ended December 31, 2014, compared to 2013, was primarily attributable to declines in TAC in the Asia Pacific and EMEA segments of $38 million and $6 million, respectively, partially offset by an increase in TAC in the Americas segment of $8 million related to an increase in search and listings-based TAC. The decline in the Asia Pacific segment was primarily attributable to the required change in revenue presentation for transitioned markets from a gross (before TAC) basis to a net (after TAC).

We expect cost of revenue—TAC to continue to grow in 2016 as a result of an increase in traffic on Affiliate sites through our Gemini platform across search and native advertising.

Cost of Revenue—Other

Cost of revenue—other consists of bandwidth costs, stock-based compensation, content and other expenses associated with the production and usage of Yahoo Properties, including content expense and amortization of developed technology and patents. Cost of revenue—other also includes costs for Yahoo’s technology platforms and infrastructure, including depreciation expense and other operating costs, directly related to revenue generating activities.

The following table presents cost of revenue—other and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Years Ended December 31,
	2013	2014	2015
Cost of revenue—other	$1,094,938	$1,169,844	$1,200,234
Cost of revenue—other as a percentage of revenue	23%	25%	24%

Cost of revenue—other increased $30 million, or 3 percent, for the year ended December 31, 2015, compared to 2014, primarily due to higher cost of revenue of $48 million related to algorithmic serving costs, our e-commerce business in the Asia Pacific segment, BrightRoll video advertising fees, an increase in depreciation and amortization expense of $16 million, and an increase in content expense of $13 million. This increase in cost of revenue—other was partially offset by declines in bandwidth costs of $21 million, stock-based compensation expense of $10 million, and compensation costs of $17 million.

Cost of revenue—other increased $75 million, or 7 percent, for the year ended December 31, 2014, compared to 2013, due to increases in compensation costs of $59 million, stock-based compensation expense of $27 million and credit card fees of $5 million, partially offset by a decline in depreciation and amortization expense of $22 million.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses (including stock-based compensation expense), sales commissions, and travel costs.

The following table presents sales and marketing expenses and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Years Ended December 31,
	2013	2014	2015
Sales and marketing expenses	$1,083,872	$1,084,438	$1,080,718
Sales and marketing expenses as a percentage of revenue	23%	24%	22%

Sales and marketing expenses for the year ended December 31, 2015 decreased $4 million, compared to 2014, primarily attributable to declines in compensation costs of $52 million, stock-based compensation expense of $4 million and travel and entertainment expense of $4 million, partially offset by an increase in marketing expense of $38 million, bad debt expense of $14 million, and outside service provider expenses of $5 million. The decline in compensation costs was primarily attributable to a 17 percent decrease in headcount year-over-year. The increase in marketing expense was primarily due to costs associated with a partner deal entered into in 2015 and brand marketing campaigns in 2015 for which there were no similar campaigns in 2014.

Sales and marketing expenses for the year ended December 31, 2014 increased $1 million, compared to 2013. For the year ended December 31, 2014, stock-based compensation expense increased $44 million, and marketing and public relations expense increased $14 million. These increases were partially offset by declines in compensation costs of $25 million, travel and entertainment expense of $12 million, outside service provider expenses of $12 million and depreciation and amortization expense of $6 million. The increase in stock-based compensation expense for the year ended December 31, 2014 was attributable to an increase in the number of awards being expensed at a higher fair value. The increase in marketing and public relations expense for the year ended December 31, 2014 was primarily due to increased media advertising and spend on promotional event management.

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

The following table presents product development expenses and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Years Ended December 31,
	2013	2014	2015
Product development expenses	$957,587	$1,156,386	$1,177,923
Product development expenses as a percentage of revenue	21%	24%	24%

Product development expenses for the year ended December 31, 2015 increased $22 million, or 2 percent, compared to 2014, primarily attributable to an increase of $51 million in stock-based compensation expense, as well as an increase in investment activities supporting our search, communications and other product initiatives of $35 million. This increase was partially offset by a decline in depreciation and amortization expense of $37 million, facilities and equipment expense of $15 million and compensation costs of $11 million. The increase in stock-based compensation expense was due to an increase in the number of awards granted at a higher fair value. The decline in compensation costs is primarily attributable to a 17 percent decline in headcount year-over-year, as well as a decline in transition and relocation costs.

Product development expenses for the year ended December 31, 2014 increased $199 million, or 21 percent, compared to 2013, primarily attributable to increases in compensation costs of $141 million, stock-based compensation expense of $56 million, and a decline in capitalizable projects of $38 million, partially offset by declines in depreciation and amortization expense of $12 million, outside service provider expense of $14 million, and travel and entertainment expense of $10 million. The increase in compensation costs for the year ended December 31, 2014 was primarily attributable to a 6 percent increase in headcount year-over-year, including incremental headcount for mobile and search as well as merit-based increases in salaries, increases in costs from a shift in location of employees, increases in benefits, increased headcount from acquisitions, and increases in incentive compensation. The increase in stock-based compensation expense for the year ended December 31, 2014 was attributable to an increase in the number of awards being expensed at a higher fair value and an increase in expense related to equity assumed and granted related to acquisitions.

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses (including stock-based compensation expense) related to other corporate departments and fees for professional services.

The following table presents general and administrative expenses and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Years Ended December 31,
	2013	2014	2015
General and administrative expenses	$667,403	$686,272	$687,804
General and administrative expenses as a percentage of revenue	14%	15%	14%

General and administrative expenses for the year ended December 31, 2015 increased $2 million, compared to 2014, primarily attributable to increases of $26 million due to net gains on disposal of assets, business tax refunds received and legal settlements in 2014 for which there are no similar benefits in 2015, $14 million in depreciation and amortization expense, travel and entertainment expense of $4 million and marketing and public relations expense of $4 million. These increases in general and administrative expenses were partially offset by declines in facilities and equipment expense of $16 million, outside service provider expense of $16 million and compensation costs of $14 million. The decline in compensation costs was primarily attributable to a 19 percent decline in headcount year-over-year.

General and administrative expenses for the year ended December 31, 2014 increased $19 million, or 3 percent, compared to 2013, due to increases in stock-based compensation expense of $16 million, outside service provider expense of $3 million, facilities and equipment expense of $16 million, and compensation costs of $2 million. These increases were partially offset by a decline in depreciation and amortization expense of $4 million, benefits related to net gains on disposal of assets of $9 million and business tax refunds received of $6 million. The increase in stock-based compensation expense for the year ended December 31, 2014 was attributable to an increase in the number of awards being expensed at a higher fair value.

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

The following table presents amortization of intangibles and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Years Ended December 31,
	2013	2014	2015
Amortization of intangibles	$44,841	$66,750	$79,042
Amortization of intangibles as a percentage of revenue	1%	2%	2%

Amortization of intangibles for the year ended December 31, 2015 increased $12 million, or 18 percent, compared to 2014, primarily driven by incremental amortization of intangible assets related to BrightRoll, which we acquired in the fourth quarter of 2014, as well as incremental amortization of intangibles assets related to companies acquired in 2015.

Amortization of intangibles for the year ended December 31, 2014 increased $22 million, or 49 percent, compared to 2013, primarily driven by amortization of intangible assets related to Tumblr, which we acquired in the second quarter of 2013.

Gain on Sales of Patents

The following table presents gain on sales of patents and those gains as a percentage of revenue for the periods presented (dollars in thousands):

	Years Ended December 31,
	2013	2014	2015
Gain on sales of patents	$ (79,950)	$ (97,894)	$ (11,100)
Gain on sales of patents as a percentage of revenue	(2)%	(2)%	0%

For the year ended December 31, 2015, we sold certain patents and recorded a gain on sales of patents of approximately $11 million.

For the year ended December 31, 2014, we sold certain patents and recorded a gain on sales of patents of approximately $98 million. The gain on sales of patents include patents sold to a wholly-owned affiliate of Alibaba Group for a gain on sale of $24 million and patents sold to Yahoo Japan for a gain on sale of $12 million.

For the year ended December 31, 2013, we sold certain patents and recorded a gain on sales of patents of approximately $80 million. The gain on sales of patents was primarily related to a patent sale agreement with a wholly-owned affiliate of Alibaba Group entered into during 2013 for $70 million.

See Note 4—“Acquisitions and Dispositions” in the Notes to our consolidated financial statements for additional information.

Asset Impairment Charge

The following table presents asset impairment charge and those charges as a percentage of revenue for the periods presented (dollars in thousands):

	Years Ended December 31,
	2013	2014	2015
Asset impairment charge	$—	$—	$44,381
Asset impairment charge as a percentage of revenue	0%	0%	1%

During the year ended December 31, 2015, we recorded an asset impairment charge of $16 million related to originally developed content equal to the amount by which the unamortized cost of the originally developed content exceeded its estimated fair value and $28 million for acquired content equal to the amount by which the unamortized cost of the acquired content exceeded its net realizable value.

Goodwill Impairment Charge

The following table presents goodwill impairment charge and those charges as a percentage of revenue for the periods presented (dollars in thousands):

	Years Ended December 31,
	2013	2014	2015
Goodwill impairment charge	$63,555	$88,414	$4,460,837
Goodwill impairment charge as a percentage of revenue	1%	2%	90%

During 2015, we recorded a $4,461 million goodwill impairment charge. The impairments were a result of a combination of factors, including a sustained decrease in our market capitalization in the fourth quarter of 2015 and lower estimated projected revenue and profitability in the near term. We concluded that the carrying value of our U.S. & Canada, Europe, Tumblr, and Latin America reporting units exceeded their respective estimated fair values and recorded a goodwill impairment charge of approximately $3,692 million, $531 million, $230 million and $8 million, respectively.

During 2014, we recorded an $88 million goodwill impairment charge for the Middle East and India & Southeast Asia reporting units. The impairment resulted from a decline in business conditions in the Middle East and India & Southeast Asia during the latter half of 2014.

During 2013, we recorded a $64 million goodwill impairment charge for the Middle East reporting unit. The impairment resulted from a decline in business conditions in the Middle East during the latter half of 2013.

See Note 5—“Goodwill” in the Notes to our consolidated financial statements and “Critical Accounting Policies—Goodwill” within Management’s Discussion and Analysis for additional information.

Intangibles Impairment Charge

The following table presents intangibles impairment charge and those charges as a percentage of revenue for the periods presented (dollars in thousands):

	Years Ended December 31,
	2013	2014	2015
Intangibles impairment charge	$—	$—	$15,423
Intangibles impairment charge as a percentage of revenue	0%	0%	0%

In the fourth quarter of 2015, we reviewed both definite-lived and indefinite-lived intangible assets for impairment. No impairment was identified for definite-lived intangibles. For indefinite-lived intangibles, we performed a quantitative test comparing the fair value of the indefinite-lived intangible assets with their carrying amount and recorded an impairment charge of $15 million related to certain indefinite-lived intangible assets in the EMEA segment. See Intangible Assets within Note 1—“The Company And Summary Of Significant Accounting Policies” and Note 6—“Intangible Assets, Net” in the Notes to our consolidated financial statements for additional information.

Restructuring Charges, Net

Restructuring charges, net was comprised of the following (dollars in thousands):

	Year Ended December 31,
	2013	2014	2015
Employee severance pay and related costs	$12,337	$30,749	$69,042
Non-cancelable lease, contract termination, and other charges	15,822	79,317	36,526
Reversals of previous charges	(24,940)	(3,222)	(7,404)
Non-cash accelerations of stock-based compensation expense	—	—	2,705
Other non-cash charges (credits), net	547	(3,394)	3,150

Restructuring charges, net	$3,766	$103,450	$104,019

We have implemented various restructuring plans to reduce our cost structure, align resources with our product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers. For the year ended December 31, 2015, we recorded expense of $69 million, $31 million, and $4 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the year ended December 31, 2014, we recorded expense of

$76 million, $25 million, and $2 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the year ended December 31, 2013, we recorded expense of $1 million, $3 million, and less than $1 million related to the Americas, EMEA, and Asia Pacific segments, respectively. The amounts recorded during the year ended December 31, 2015 were primarily related to severance, facility and other related costs pursuant to restructuring plans that we initiated in 2015. The amounts recorded during the year ended December 31, 2014 were primarily related to the consolidation of a data center as we ceased use of that facility pursuant to a restructuring plan we initiated in 2011 and severance charges related to restructuring plans that we initiated in 2014 as part of our location strategy and to align resources. The amounts recorded during the year ended December 31, 2013 were part of our continued efforts to streamline our operations and focus our resources.

The $66 million restructuring liability as of December 31, 2015 consists of $15 million for employee severance expenses, which we expect to pay out by the end of the second quarter of 2017, and $51 million related to non-cancelable lease costs, which we expect to pay over the terms of the related obligations through the fourth quarter of 2025, less estimated sublease income.

In connection with our strategic plan, which we announced on February 2, 2016 would include reducing our workforce by approximately 15 percent by the end of 2016 and exiting five offices, we expect to incur cash charges for severance pay expenses and related cash expenditures, and in connection with the consolidation and exit of facilities, and non-cash charges related to stock-based compensation expense and impairment costs.

See Note 20—“Subsequent Events” in the Notes to our consolidated financial statements for additional information.

Other Income (Expense), Net

Other income (expense), net was as follows (dollars in thousands):

	Years Ended December 31,
	2013	2014	2015
Interest, dividend, and investment income	$57,544	$26,309	$34,383
Interest expense	(14,319)	(68,851)	(71,865)
Gain on sale of Alibaba Group ADSs	—	10,319,437	—
Gain (loss) on Hortonworks warrants	—	98,062	(19,201)
Foreign exchange gain (losses)	(6,197)	(14,687)	(22,226)
Other	6,329	9,169	3,127

Total other income (expense), net	$43,357	$10,369,439	$(75,782)

Interest, dividend, and investment income consists of income earned from cash and cash equivalents in bank accounts, marketable debt securities, and dividend income on the Alibaba Group Preference Shares prior to the redemption of such shares in May 2013. Interest, dividend and investment income increased $8 million for the year ended December 31, 2015, compared to 2014, primarily due to an increase in interest income. Interest, dividend, and investment income decreased $31 million for the year ended December 31, 2014, compared to 2013, primarily due to dividend income on the Alibaba Group Preference Shares received during the year ended December 31, 2013, for which there was no similar income for the year ended December 31, 2014.

Interest expense is related to the $1.4375 billion of Notes we issued in November 2013, interest expense on notes payable related to building obligations, and capital lease obligations for data centers. Interest expense increased $3 million and $54 million for the years ended December 31, 2015 and 2014, respectively, compared to 2014 and 2013, respectively, primarily due to the accreted non-cash interest expense related to the Notes.

For the year ended December 31, 2014, we recorded a pre-tax gain of approximately $10 billion related to the sale of Alibaba Group ADSs.

We hold warrants that vested upon the December 12, 2014 initial public offering of Hortonworks Inc. (“Hortonworks”), which entitle us to purchase an aggregate of 3.7 million shares of Hortonworks common stock upon exercise of the warrants. We hold 6.5 million preferred warrants that are exercisable for 3.25 million shares of common stock at an exercise price of $0.01 per share, as well as 0.5 million common warrants that are exercisable for 0.5 million shares of common stock at an exercise price of $8.46 per share. We determined the estimated fair value of the warrants using the Black-Scholes model. For the year ended December 31, 2015, we recorded a loss of $19 million due to the change in estimated fair value of the Hortonworks warrants during the period, which was recorded through other income, net in our consolidated statements of operations. During the year ended December 31, 2014, we recorded a gain of $57 million upon the initial public offering of Hortonworks and a $41 million gain related to the mark to market of the warrants held as of December 31, 2014, which were included within other income, net on the consolidated statements of operations.

Foreign exchange losses consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, and unrealized and realized foreign currency transaction gains and losses, including gains and losses related to balance sheet hedges.

Other consists of gains from other non-operational items.

Other income (expense), net may fluctuate in future periods due to changes in our average investment balances, changes in interest and foreign exchange rates, changes in the fair value of foreign currency forward contracts, realized gains and losses on investments, and impairments of investments.

Income Taxes

The benefit for income taxes for the year ended December 31, 2015 differs from the amount computed by applying the federal statutory income tax rate to income before benefit for income taxes and earnings in equity interests as follows (dollars in thousands):

	Years Ended December 31,
	2013	(*)	2014	(*)	2015	(*)
Income tax at the U.S. federal statutory rate of 35 percent(4)(5)	$221,648	35%	$3,679,333	35%	$(1,688,496)	35%
State income taxes, net of federal benefit	23,000	4%	400,824	4%	(7,912)	0%
Stock-based compensation expense	16,015	3%	8,132	0%	9,508	0%
Research tax credits(1)	(18,036)	(3)%	(23,775)	0%	(15,659)	0%
Effect of non-U.S. operations(2)	(47,968)	(8)%	(53,079)	(1)%	165,203	(3)%
Settlement with tax authorities(3)	(46,943)	(7)%	(24,870)	0%	(1,981)	0%
Remeasurement of prior year tax positions	(24,246)	(4)%	—	0%	(5,286)	0%
Acquisition related non-deductible expenses	9,296	1%	16,881	0%	15,970	0%
Tax liquidation of acquired entities	—	0%	—	0%	(56,170)	1%
Goodwill impairment charge(5)	22,244	3%	30,945	0%	1,486,792	(31)%
Intangible impairment charge	—	0%	—	0%	2,468	0%
Other	(1,618)	0%	3,711	0%	5,965	0%

Provision (benefit) for income taxes	$153,392	24%	$4,038,102	38%	$(89,598)	2%

(*)	Percent of income before income taxes and earnings in equity interests.

Significant variances year-over-year as shown above are further explained as follows:

(1)

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law retroactively extending the federal research and development credit for amounts paid or incurred after December 31, 2011 and before January 1, 2014. As such, the provision for income taxes for the year ended December 31, 2013 reflects the benefit of both the 2012 and 2013 federal research and development tax credits. On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law, extending this 2014 federal research and development credit. As such, the provision for income taxes for the year ended December 31, 2014 reflects the benefit of the 2014 federal research and development tax credit. On December 18, 2015, the Protecting Americans from Tax Act of 2015 was signed into law, extending 2015 federal research and development credit. As such, the provision for income taxes for the year ended December 31, 2015 reflects the benefit of the 2015 federal research and development tax credit.

(2)

In 2013, “effect of non-U.S. operations” includes an additional benefit of $36 million due to more excess foreign tax credits becoming available as certain tax matters were resolved with various tax authorities during the year. In 2014, a detriment of $8 million was included in “effect of non-U.S. operations” to account for the corresponding adjustments from the IRS on foreign earnings available at the time of 2012 repatriation in which we made a one-time distribution of cash from certain of our consolidated foreign subsidiaries. In 2015, the tax effect of our non-U.S. operations is a detriment. This results primarily from our election to deduct foreign taxes for U.S. tax purposes rather than claim a tax credit.

(3)

In 2013, we settled the IRS income tax examination for the 2005 and 2006 returns resulting in a benefit of approximately $54 million. In 2014, we settled the IRS income tax examination for the 2007 through 2010 returns resulting in a benefit of approximately $25 million.

(4)

In 2014, Yahoo! Hong Kong Holdings Limited (“YHK”) sold 140 million Alibaba Group ADSs in the Alibaba Group IPO at an initial public offering price of $68.00 per ADS, which resulted in an increase in our provision for income taxes for 2014.

(5)

In 2015, our pre-tax loss included a goodwill impairment charge of $4,461 million, of which $213 million is tax deductible, while the rest is not deductible for income tax purposes. The provision for income taxes for the year ended December 31, 2015 reflects the benefit from impairment of the tax deductible goodwill.

As of December 31, 2015, we do not anticipate repatriating our undistributed foreign earnings of approximately $3.3 billion. Those earnings are principally related to our equity method investment in Yahoo Japan. If those earnings were to be repatriated in the future, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

On July 27, 2015, the United States Tax Court issued an opinion in Altera Corp. et al. v. Commissioner, which invalidated the 2003 final Treasury rule that requires participants in qualified cost-sharing arrangements to share stock-based compensation costs. Based on the decision of the Tax Court, we could be entitled to an income tax benefit by excluding stock-based compensation costs from our cost sharing with affiliated entities for the period of time that we had the cost-sharing structure in place. The IRS has until the first quarter of 2016 to appeal this Tax Court decision. There is uncertainty related to the IRS response to the Tax Court opinion, the final resolution of this issue, and the potential favorable benefits to us. We will continue to monitor developments related to this opinion and the potential impact of those developments on our current and prior fiscal years.

Our gross amount of unrecognized tax benefits as of December 31, 2015 was $1.1 billion, of which $1.0 billion is recorded on our consolidated balance sheets. The gross unrecognized tax benefits as of December 31, 2015 increased by $43 million from the recorded balance as of December 31, 2014 primarily related to transfer prices among entities in different tax jurisdictions.

We are in various stages of examination and appeal in connection with our taxes both in the U.S. and in foreign jurisdictions. Those audits generally span tax years 2005 through 2014. As of December 31, 2015, our 2011 through 2013 U.S. federal income tax returns are currently under examination. We have appealed the proposed California Franchise Tax Board’s adjustments to the 2005 through 2008 returns, but no conclusions have been reached to date. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions are expected to be resolved in the foreseeable future. We believe that we have adequately provided for any reasonably foreseeable adverse adjustment to our tax returns and that any settlement will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. It is reasonably possible that our unrecognized tax benefits could be reduced by up to approximately $149 million in the next twelve months.

In the first quarter of 2015, we satisfied the $3.3 billion income tax liability related to the sale by YHK, our wholly-owned subsidiary, of Alibaba Group ADSs in the Alibaba Group IPO on September 24, 2014. As of December 31, 2015, we accrued deferred tax liabilities of $12.6 billion associated with the Alibaba Group shares that we retained. Such deferred tax liabilities will be subject to periodic adjustments due to changes in the fair value of the Alibaba Group shares.

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

Tax authorities from the Brazilian State of Sao Paulo have assessed certain indirect taxes against our Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment is for calendar years 2008 through 2011 and as of December 31, 2015 totals approximately $92 million. We currently believe the assessment is without merit. We believe the risk of loss is remote and have not recorded an accrual for the assessment.

Earnings in Equity Interests

We record our share of the results of earnings in equity interests, including tax impacts, one quarter in arrears, within earnings in equity interests in the consolidated statements of operations.

The following table presents earnings in equity interests for the periods presented (dollars in thousands):

	Years Ended December 31,
	2013	2014	2015
Earnings in equity interests	$896,675	$1,057,863	$383,571

The decrease for the year ended December 31, 2015, compared to 2014, was due primarily to the change in accounting for our investment in Alibaba Group, which we now record as a marketable equity security. Commencing with the Alibaba Group IPO in September 2014, we no longer use the equity method to account for our interest in Alibaba Group, and our earnings in equity interests and net income have been and will continue to be materially lower. Earnings in equity interests increased during the year ended December 31, 2014, compared to 2013, primarily due to continued improved financial performance for Alibaba Group, which was offset in part by a significant decline in earnings in equity interests during the fourth quarter of 2014, following Alibaba Group’s IPO.

See Note 8—“Investments in Equity Interests Accounted for Using the Equity Method of Accounting” in the Notes to our consolidated financial statements for additional information.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our consolidated financial statements. Noncontrolling interests were approximately $8 million in 2015, compared to $10 million in 2014 and $10 million in 2013. Noncontrolling interests recorded in 2015, 2014, and 2013 were related to the Yahoo!7 venture in Australia and New Zealand.

Segment Reporting

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

	Years Ended December 31,			2013-2014 % Change	2014-2015 % Change
	2013	2014	2015
	(dollars in thousands)
Revenue by segment:
Americas	$3,481,502	$3,517,861	$3,976,770	1%	13%
EMEA	385,186	374,833	343,646	(3)%	(8)%
Asia Pacific	813,692	725,439	647,885	(11)%	(11)%

Total revenue	$4,680,380	$4,618,133	$4,968,301	(1)%	8%

TAC by segment:
Americas	$158,974	$166,545	$788,725	5%	374%
EMEA	42,915	36,867	57,284	(14)%	55%
Asia Pacific	52,553	14,119	31,505	(73)%	123%

Total TAC	$254,442	$217,531	$877,514	(15)%	303%

Revenue ex-TAC by segment:
Americas	$3,322,528	$3,351,316	$3,188,045	1%	(5)%
EMEA	342,271	337,966	286,362	(1)%	(15)%
Asia Pacific	761,139	711,320	616,380	(7)%	(13)%

Total revenue ex-TAC	$4,425,938	$4,400,602	$4,090,787	(1)%	(7)%

Direct costs by segment(1):
Americas	256,945	283,594	319,744	10%	13%
EMEA	89,478	87,490	95,789	(2)%	9%
Asia Pacific	196,832	198,910	196,054	1%	(1)%
Global operating costs(2)(3)	2,398,388	2,566,954	2,547,368	7%	(1)%
Gain on sales of patents	(79,950)	(97,894)	(11,100)	22%	(89)%
Asset impairment charge	—	—	44,381	0%	100%
Goodwill impairment charge	63,555	88,414	4,460,837	39%	4945%
Intangibles impairment charge	—	—	15,423	0%	100%
Restructuring charges, net	3,766	103,450	104,019	2647%	1%
Depreciation and amortization	628,778	606,568	609,613	(4)%	1%
Stock-based compensation expense	278,220	420,174	457,153	51%	9%

Income (loss) from operations	$589,926	$142,942	$(4,748,494)	(76)%	(3422)%

(1)	Direct costs for each segment include costs associated with the local sales teams and other cost of revenue.

(2)

Global operating costs include product development, marketing, real estate workplace, general and administrative, and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment.

(3)

The net cost reimbursements from Microsoft pursuant to the Search Agreement are primarily included in global operating costs. Operating costs and expenses consist of cost of revenue—TAC; cost of revenue—other; sales and marketing, product development; general and administrative; amortization of intangible assets; and restructuring charges, net. Cost of revenue—other consists of bandwidth costs and other expenses associated with the production and usage of Yahoo Properties, including content expense and amortization of acquired intellectual property rights and developed technology.

Revenue and Revenue ex-TAC by Segment

Americas

Americas revenue for the year ended December 31, 2015 increased $459 million, or 13 percent, compared to 2014. The increase in Americas revenue for the year ended December 31, 2015 was primarily attributable to increases in search and display revenue of $333 million and $239 million, respectively, partially offset by a decline in other revenue of $113 million. The increase in Americas search revenue for the year ended December 31, 2015 was attributable to an increase in search revenue from mobile devices as well as $390 million attributable to the Mozilla Agreement, partially offset by a decline in click volume on other visits to Yahoo Properties and on Affiliate sites. The increase in Americas display revenue for the year ended December 31, 2015 was primarily associated with an increase in video and native advertising, including incremental revenue following the BrightRoll acquisition and an increase in revenue from mobile devices driven by native advertising. The increase in Americas display revenue for the year ended December 31, 2015 was despite unfavorable foreign exchange fluctuations related to Canada and Brazil of approximately $17 million. The decrease in Americas other revenue for the year ended December 31, 2015 was primarily attributable to declines in fees and listings-based revenue of $44 million and $68 million, respectively, due to a decline in Alibaba Group royalty revenue under the TIPLA, a decline in shopping traffic, expiration of a partner agreement, and declines in Yahoo Small Business associated with a reduction in its subscriber base.

Americas revenue for year ended December 31, 2014 increased $36 million, or 1 percent, compared to 2013. The increase in Americas revenue for the year ended December 31, 2014 was primarily attributable to an increase in search revenue of $82 million, partially offset by a decline in display and other revenue of $36 million and $10 million, respectively. The increase in Americas search revenue for the year ended December 31, 2014 was attributable to an increase in search revenue on Yahoo Properties driven by higher revenue-per-search from a change in the design of the search results page and an increase in search advertising from mobile devices. These increases were partially offset by a decline in Affiliate search revenue and despite the expiration of the RPS Guarantee in the U.S. in 2014. The decrease in Americas display revenue for the year ended December 31, 2014 was primarily due to a decline in premium ads sold on Yahoo Properties, partially offset by an increase in native advertising. The decrease in Americas other revenue for the year ended December 31, 2014 was primarily attributable to a decline in listings-based revenue, partially offset by an increase in fees revenue, as a result of patent license revenue.

Revenue in the Americas accounted for approximately 80 percent of total revenue for 2015, compared to 76 percent in 2014 and 74 percent in 2013.

Americas revenue ex-TAC for the year ended December 31, 2015 decreased $163 million, or 5 percent, compared to 2014, due to an increase in TAC partially offset by an increase in revenue as discussed above. TAC in the Americas segment increased $622 million for the year ended December 31, 2015 due to increased payments to distribution partners, including Mozilla, TAC associated with Gemini, and incremental TAC from the BrightRoll acquisition.

Americas revenue ex-TAC for the year ended December 31, 2014 increased $29 million, or 1 percent, compared to 2013, due to an increase in revenue, as discussed above, partially offset by an increase in TAC. TAC in the Americas segment increased $8 million for the year ended December 31, 2014 due to increased search and listing-based TAC.

Revenue ex-TAC in the Americas accounted for approximately 78 percent of total revenue ex-TAC for 2015, compared to 76 percent in 2014 and 75 percent in 2013.

EMEA

EMEA revenue for the year ended December 31, 2015 decreased $31 million, or 8 percent, compared to 2014, primarily due to unfavorable foreign exchange fluctuations of $44 million for the year ended December 31, 2015, using the foreign currency exchange rates from the year ended December 31, 2014. Excluding the impact of foreign exchange, display and search revenue in the EMEA segment increased $21 million and $3 million, respectively, and other revenue declined $11 million. The increase in display revenue in the segment was attributable to an increase in Affiliate revenue in the region primarily from native advertising.

EMEA revenue for the year ended December 31, 2014 decreased $10 million, or 3 percent, compared to 2013, primarily due to an increase in search revenue of $30 million, which was offset by a decline in display and other revenue of $23 million and $17 million, respectively. The increase in search revenue for year ended December 31, 2014 was due to an increase in search advertising on Yahoo Properties driven by distribution deals that contributed to improved revenue-per-search. The decline in display revenue for the year ended December 31, 2014 was due to a decline in advertising revenue from Affiliate sites and a decline in premium ads sold on Yahoo Properties, partially offset by an increase in native advertising on Yahoo Properties, which launched in the region in 2014. The decline in other revenue was primarily due to a decline in listings-based revenue.

Revenue in EMEA accounted for approximately 7 percent of total revenue for 2015, compared to 8 percent for both 2014 and 2013.

EMEA revenue ex-TAC for the year ended December 31, 2015 decreased $52 million, or 15 percent, compared to 2014, primarily due to an increase in TAC and a decrease in revenue as discussed above. The increase in TAC in the EMEA segment for the year ended December 31, 2015 was primarily driven by an increase in display TAC of $17 million, associated with an increase in Affiliate TAC payments to partners.

EMEA revenue ex-TAC for the year ended December 31, 2014 decreased $4 million, or 1 percent, compared to 2013, primarily attributable to a decrease in revenue, as discussed above, partially offset by a decrease in display TAC in the segment.

Revenue ex-TAC in EMEA accounted for approximately 7 percent of total revenue ex-TAC for 2015, compared to 8 percent for both 2014 and 2013.

Asia Pacific

Asia Pacific revenue for the year ended December 31, 2015 decreased $78 million, or 11 percent, compared to 2014, primarily due to unfavorable foreign exchange fluctuations of $52 million for the year ended December 31, 2015, using the foreign currency exchange rates from the year ended December 31, 2014. In addition to unfavorable foreign exchange fluctuations, the decline in Asia

Pacific revenue for the year ended December 31, 2015 was driven primarily by a decrease in search and other revenue of $7 million and $15 million, respectively.

Asia Pacific revenue for the year ended December 31, 2014 decreased $88 million, or 11 percent, compared to 2013, primarily due to declines in search, display and other revenue of $61 million, $23 million, and $4 million, respectively. The decline in search revenue for the year ended December 31, 2014 was primarily attributable to the revenue share with Microsoft associated with the Search Agreement. The decline in display revenue for the year ended December 31, 2014 was primarily attributable to a decline in premium advertising on Yahoo Properties due to a decline in supply. This decline was partially offset by an increase in non-guaranteed display advertising on Yahoo Properties due to the launch of native advertising in the region.

Revenue in Asia Pacific accounted for approximately 13 percent of total revenue for 2015, compared to 16 percent in 2014 and 17 percent in 2013.

Asia Pacific revenue ex-TAC for year ended December 31, 2015 decreased $95 million, or 13 percent, compared to 2014, primarily due to an increase in TAC and a decrease in revenue as discussed above. The increase in TAC in the Asia Pacific segment for the year ended December 31, 2015 was primarily driven by an increase in display TAC of $17 million primarily associated with an increase in Affiliate TAC payments to partners.

Asia Pacific revenue ex-TAC for the year ended December 31, 2014 decreased $50 million, or 7 percent, compared to 2013. The decline for the year ended December 31, 2014 was primarily attributable to a decrease in revenue, as discussed above, partially offset by a decrease in TAC. The decrease in TAC was driven by a decline in search TAC associated with a required change in revenue presentation following the transition of paid search to Microsoft in the region, which is now accounted for on a net (after TAC) basis. Revenue ex-TAC in the Asia Pacific segment was also impacted by unfavorable foreign exchange fluctuations of $27 million for the year ended December 31, 2014.

Revenue ex-TAC in Asia Pacific accounted for approximately 15 percent of total revenue ex-TAC for 2015, compared to 16 percent in 2014 and 17 percent in 2013.

Direct Costs by Segment

Americas

For the year ended December 31, 2015, direct costs attributable to the Americas segment increased $36 million, or 13 percent, compared to 2014. The increase in direct costs was primarily due to higher compensation costs from acquisitions of $33 million, marketing and public relations expense of $7 million, and other cost of revenue of $2 million, partially offset by lower content costs of $6 million.

For the year ended December 31, 2014, direct costs attributable to the Americas segment increased $27 million, or 10 percent, compared to 2013. The increase in direct costs was primarily due to increases in compensation costs of $14 million, marketing and public relations expense of $6 million and content costs of $7 million.

Direct costs attributable to the Americas segment represented approximately 10 percent of Americas revenue ex-TAC for 2015, compared to 8 percent for both 2014 and 2013.

EMEA

For the year ended December 31, 2015, direct costs attributable to the EMEA segment increased $8 million, or 9 percent, compared to 2014, respectively, primarily due to an increase in bad debt expense of $15 million, partially offset by a decline in compensation costs of $6 million.

For the year ended December 31, 2014, direct costs attributable to the EMEA segment decreased $2 million, or 2 percent, compared to 2013, primarily due to a decline in compensation costs, and bandwidth and other cost of revenue.

Direct costs attributable to the EMEA segment represented approximately 33 percent of EMEA revenue ex-TAC for 2015, compared to 26 percent for both 2014 and 2013.

Asia Pacific

For the year ended December 31, 2015, direct costs attributable to the Asia Pacific segment decreased $3 million, or 1 percent, compared to 2014, primarily due to a decline in compensation costs of $16 million and outside service provider expenses of $2 million, partially offset by an increase in other cost of revenue of $14 million related to our e-commerce business in the region.

For the year ended December 31, 2014, direct costs attributable to the Asia Pacific segment increased $2 million, or 1 percent, compared to 2013. The increase was primarily attributable to increases in bandwidth and other cost of revenue of $3 million, content costs of $3 million, and compensation costs of $2 million, partially offset by a decline in outside service provider expenses of $5 million.

Direct costs attributable to the Asia Pacific segment represented approximately 32 percent of Asia Pacific revenue ex-TAC for 2015, compared to 28 percent and 26 percent in 2014 and 2013, respectively.

Liquidity and Capital Resources

	December 31, 2014	December 31, 2015
	(dollars in thousands)
Cash and cash equivalents	$2,664,098	$1,631,911
Short-term marketable securities	5,327,412	4,225,112
Long-term marketable securities	2,230,892	975,961

Total cash, cash equivalents, and marketable securities	$10,222,402	$6,832,984

Percentage of total assets	17%	15%

	Years Ended December 31,
Cash Flow Highlights	2013	2014	2015
	(in thousands)
Net cash provided by (used in) operating activities	$1,195,247	$916,350	$(2,383,422)
Net cash (used in) provided by investing activities	$(23,221)	$3,738,501	$1,752,112
Net cash used in financing activities	$(1,743,884)	$(4,022,466)	$(377,258)

In 2015, we satisfied the $3.3 billion income tax liability associated with the sale of Alibaba Group ADSs in the Alibaba Group’s IPO in 2014, which drove the net use of cash from operations. Our operating activities for 2014 and 2013 have generated adequate cash to meet our operating needs.

As of December 31, 2015, we had cash, cash equivalents, and marketable securities (excluding Alibaba Group and Hortonworks equity securities) totaling $6.8 billion compared to $10.2 billion at December 31, 2014. The decrease was due to our purchase of Polyvore for $154 million in cash consideration, net of cash acquired, the repurchase of 4 million shares of our outstanding common stock for $204 million, and the settlement of the $3.3 billion income tax liability related to the sale of Alibaba Group ADSs in September 2014.

As of December 31, 2014, we had cash, cash equivalents, and marketable securities (excluding Alibaba Group and Hortonworks equity securities) totaling $10.2 billion compared to $5.0 billion at December 31, 2013. The increase was due to the net cash proceeds of $9.4 billion received from the sale of 140 million Alibaba Group ADSs in the Alibaba Group IPO. This was partially offset by the repurchase of approximately 102 million shares of our outstanding common stock for approximately $4.2 billion and $859 million used for acquisitions.

Our foreign subsidiaries held $498 million of our total $6.8 billion of cash and cash equivalents and marketable securities (excluding Alibaba Group and Hortonworks equity securities) as of December 31, 2015. The cumulative earnings remaining in our consolidated foreign subsidiaries, if repatriated to the U.S., under current law, would be subject to U.S. income taxes with an adjustment for foreign tax credits. As of December 31, 2015, we do not anticipate repatriating our undistributed foreign earnings of approximately $3.3 billion. Those earnings are principally related to our equity method investment in Yahoo Japan. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

We have a credit agreement with Citibank, N.A., as Administrative Agent (as amended, the “Credit Agreement”) that provides for a $750 million unsecured revolving credit facility, subject to increase by up to $250 million in accordance with its terms. The Credit Agreement is scheduled to terminate on July 22, 2016, unless extended by the parties. As of December 31, 2015, we were in compliance with the financial covenants in the Credit Agreement and no amounts were outstanding.

We invest excess cash predominantly in marketable securities, money market funds, and time deposits that are liquid and highly rated, and our investment portfolio has an effective maturity of less than one year. Our marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The fair value of securities is determined based on quoted market prices of the historical underlying security or from readily available pricing sources for the identical underlying securities that may not be actively traded as of the valuation date. As of December 31, 2015, certain of our marketable securities had a fair value below cost due primarily to the changes in market rates of interest and yields on these securities. We evaluate these investments periodically for possible other-than-temporary impairment. We have no current requirement or intent to sell these securities. We expect to recover up to (or beyond) the initial cost of the investment.

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

Cash Flow Changes

Net cash provided (used in) by operating activities.

Cash provided by (used in) operating activities is driven by our net income (loss), adjusted for non-cash items, working capital changes and dividends received from equity investees. Non-cash adjustments include depreciation, amortization of intangible assets, accretion of convertible notes discount, stock-based compensation expense, non-cash restructuring charges, non-cash asset impairment charges, non-cash goodwill impairment charges, non-cash intangibles impairment charges, tax benefits from stock-based awards, excess tax benefits from stock-based awards, deferred income taxes, earnings in equity interests, and gain on sales of patents.

Cash flows from operating activities for the year ended December 31, 2015 was reduced by a net loss of $4,351 million, changes in working capital of $3,445 million (which included the reduction of the income tax liability related to the sale of Alibaba Group shares in September 2014) and earnings in equity interests of $384 million offset by non-cash goodwill and other impairment charges of $4,521 million, other non-cash adjustments of $1,134 million, and dividends from equity investees of $142 million.

For the year ended December 31, 2014, operating activities provided $916 million in cash. Net income for the year ended December 31, 2014 was $7,532 million, which was offset by the gain on sale of Alibaba Group ADSs of $10,319 million and earnings in equity interests of $1,058 million. Additionally, we received dividends from equity investees of $84 million, incurred non-cash adjustments of $1,473 million and had a net source of cash from working capital of $3,204 million which included the income tax liability related to the sale of Alibaba Group shares in September 2014.

For the year ended December 31, 2013, operating activities provided $1,195 million in cash. Net income for the year ended December 31, 2013 was $1,377 million, which was offset by earnings in equity interests of $897 million and a net use of cash from working capital of $203 million. Additionally, we had non-cash adjustments of $783 million and received dividends of $135 million from equity investees.

Net cash (used in) provided by investing activities.

Cash (used in) provided by investing activities is primarily attributable to sales and maturities of marketable securities, sales of our strategic investments or settlement of derivative hedge contracts, acquisitions, purchases of marketable securities, capital expenditures, and purchases of intangible assets.

In the year ended December 31, 2015, the $1,752 million provided by investing activities was due to proceeds from sales and maturities of marketable securities, net of purchases, of $2,308 million, $29 million in proceeds from the sale of patents, and $138 million in net proceeds from settlement of derivative hedge contracts, partially offset by $543 million used for capital expenditures, net, $176 million used for acquisitions, and $4 million used for the purchase of intangibles and other activities.

During the year ended December 31, 2014, the $3.7 billion provided by investing activities was due to $9.4 billion in cash proceeds from the sale of Alibaba Group ADSs, net of underwriting discounts, fees and commissions, proceeds from sales and maturities of marketable securities of $3.2 billion, $254 million in proceeds received from settlement of derivative hedge contracts, and $86 million in proceeds from sales of patents, partially offset by $7.9 billion in purchases of marketable securities, $396 million used for capital expenditures, $859 million used for acquisitions, and $74 million used for additional equity investments.

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

In the year ended December 31, 2015, the $377 million used in financing activities was due to $204 million used for the repurchase of 4 million shares of common stock at an average price of $47.65 per share, $16 million used for distributions to non-controlling interests, and $274 million used for tax withholding payments related to net share settlements of restricted stock units and other financing activities. This use of cash was partially offset by $59 million in cash proceeds received from employee stock option exercises and employee stock purchases made through our employee stock purchase plan, and an excess tax benefit from stock-based awards of $58 million.

During the year ended December 31, 2014, the $4 billion used in financing activities was due to $4.2 billion used for the repurchase of 102 million shares of our common stock at an average price of $40.94 per share, $22 million used for distributions to noncontrolling interests, and $295 million used for tax withholding payments related to net share settlements of restricted stock units and other financing activities. This use of cash was partially offset by $308 million in cash proceeds received from employee stock option exercises and employee stock purchases made through our employee stock purchase plan, and an excess tax benefit from stock-based awards of $150 million.

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

In 2015, 2014, and 2013, $58 million, $150 million, and $64 million, respectively, of excess tax benefits from stock-based awards for options exercised in current and prior periods were included as a source of cash flows from financing activities. These excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods. We have accumulated excess tax deductions relating to stock options exercised prior to January 1, 2006 available to reduce income taxes otherwise payable. To the extent such deductions reduce income taxes payable in the current year, they are reported as financing activities in the consolidated statements of cash flows. See Note 14—“Employee Benefits” in the Notes to our consolidated financial statements for additional information.

Stock Repurchases

In May 2012, the Board authorized a stock repurchase program allowing us to repurchase up to $5 billion of our outstanding shares of common stock. The May 2012 repurchase program, which by its terms would have expired in June 2015, was exhausted in the first quarter of 2014. In November 2013, the Board authorized a stock repurchase program allowing us to repurchase up to an additional $5 billion of our outstanding shares of common stock. The November 2013 repurchase program has a remaining authorization of $726 million and by its terms will expire in December 2016. In March 2015, the Board approved an additional share repurchase program of $2 billion, which will expire in March 2018. The dollar value of the available shares of common stock authorized to be repurchased under the March 2015 program and the November 2013 program is $2.726 billion. Repurchases under the March 2015 and the November 2013 programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan.

During the year ended December 31, 2015, we repurchased approximately 4 million shares of our common stock under the November 2013 program at an average price of $47.65 per share for a total of approximately $204 million.

During the year ended December 31, 2014, we repurchased approximately 102 million shares of our common stock under the May 2012 and November 2013 programs at an average price of $40.94 per share for a total of approximately $4.2 billion. This amount includes approximately 40 million shares of our common stock repurchased at an average price of $43.47 per share (for a total of approximately $1.7 billion) under an accelerated share repurchase entered into in each of September and October 2014.

During the year ended December 31, 2013, we repurchased approximately 129 million shares of our common stock under the May 2012 program at an average price of $25.95 per share for a total of approximately $3.3 billion. These repurchases included the repurchase of 40 million shares of our common stock beneficially owned by Third Point LLC on July 25, 2013. These shares were repurchased pursuant to a Purchase Agreement entered into on July 22, 2013, prior to the market opening for trading in Yahoo stock, at $29.11 per share, which was the closing price of our common stock on July 19, 2013. The total purchase price for these shares was $1.2 billion. The repurchase transaction was funded primarily with cash as well as borrowings of $150 million under our Credit Agreement that have been repaid.

Repurchase Capacity under Approved Programs

	May 2012 Program	November 2013 Program	March 2015 Program	Total
	(in millions)
January 1, 2013	$3,438	$—	$—	$3,438
Authorized Share Repurchase amount under November 2013 Program	—	5,000	—	5,000
Total 2013 Repurchases	(3,345)	—	—	(3,345)

December 31, 2013	$93	$5,000	$—	$5,093

Total 2014 Repurchases	(93)	(4,070)	—	(4,163)

December 31, 2014	$—	$930	$—	$930

Authorized Share Repurchase amount under March 2015 Program	—	—	2,000	2,000
Total 2015 Repurchases	—	(204)	—	(204)

December 31, 2015	$—	$726	$2,000	$2,726

Capital Expenditures, Net

Capital expenditures, net are generally comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, real estate, and capitalized software and labor for internal use software projects.

Capital expenditures, net were $543 million in 2015, $396 million in 2014, and $338 million in 2013. Capital expenditures increased $147 million and $58 million for the years ended December 31, 2015 and 2014, as compared to 2014 and 2013, respectively, primarily due to incremental investment in hardware to support Company initiatives, facilities expansions and improvements, partially offset by a decline in capitalizable software projects.

We expect capital expenditures to be approximately $450 million for the year ending December 31, 2016 and will be funded by our cash flows from operating activities.

Contractual Obligations and Commitments

The following table presents certain payments due under contractual obligations with minimum commitments as of December 31, 2015 (dollars in millions):

	Payments Due by Period
	Total	Due in 2016	Due in 2017-2018	Due in 2019-2020	Thereafter
Convertible notes(1)	$1,438	$—	$1,438	$—	$—
Note payable obligations	56	4	10	10	32
Operating lease obligations(2)(3)(4)	462	121	154	83	104
Construction liabilities(4)	20	1	4	4	11
Capital lease obligations	39	15	19	5	—
Affiliate commitments(5)	1,539	383	750	406	—
Non—cancelable obligations(6)	136	91	43	2	—
Intellectual property rights(7)	16	7	5	2	2
Uncertain tax positions, including interest and penalties(8)	1,168	13	—	—	1,155

Total contractual obligations	$4,874	$635	$2,423	$512	$1,304

(1)

During the year end December 31, 2013, we completed an offering of the Notes, which are due in 2018. The amount above represents the principal balance to be repaid. See Note 11—“Convertible Notes” in the Notes to our consolidated financial statements for additional information.

(2)

We have entered into various non-cancelable operating lease agreements for our offices throughout the Americas, EMEA, and Asia Pacific regions with original lease periods up to 15 years, expiring between 2016 and 2025. See Note 12—“Commitments and Contingencies” in the Notes to our consolidated financial statements for additional information.

(3)

In May 2013, we entered into a 12 year operating lease agreement for four floors of the former New York Times building in New York City with a total expected minimum lease commitment of $125 million. We have the option to renew the lease for an additional five years.

(4)

In December 2014, the Company entered into a 10-year lease agreement for three buildings in Los Angeles, California. As of December 31, 2015, the total expected minimum operating lease commitment is $40 million for two buildings and $20 million in construction liabilities for one building which is accounted for as a build-to-suit lease. The Company has the option to renew the lease for two consecutive renewal terms of either five years or seven years each.

(5)	We are obligated to make minimum payments under contracts to provide sponsored search and/or display advertising services to our Affiliates, which represent TAC.

(6)	We are obligated to make payments under various arrangements with vendors and other business partners, principally for content, bandwidth, and marketing arrangements.

(7)	We are committed to make certain payments under various intellectual property arrangements.

(8)

As of December 31, 2015, unrecognized tax benefits and potential interest and penalties resulted in accrued liabilities of $1,168 million, classified as other accrued expenses and current liabilities and deferred and other long-term tax liabilities on our consolidated balance sheets. As of December 31, 2015, the settlement period for the $1,155 million income tax liabilities cannot be determined. See Note 16—“Income Taxes” in the Notes to our consolidated financial statements for additional information.

Standby Letters of Credit.    As of December 31, 2015, we had outstanding potential obligations relating to standby letters of credit of $42 million. Standby letters of credit are financial guarantees provided by third parties for ongoing operating liabilities such as leases, utility bills, taxes, and insurance. If any letter of credit is drawn upon by a beneficiary, we are obligated to reimburse the provider of the guarantee. The standby letters of credit generally renew annually.

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

As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had such relationships. In addition, we identified no variable interests currently held in entities for which we are the primary beneficiary. In addition, as of December 31, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Revenue Recognition.    Our revenue is generated from search and display advertising, and other sources. Display advertising revenue is generated from the display of graphical, non-graphical, and video advertisements and search advertising revenue is generated from clicks on text-based links to advertisers’ websites that appear primarily on search results pages, and from revenue sharing arrangements with partners for search technology and services. Other revenue consists of listings-based services revenue, transaction revenue, and fees revenue. While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain contract-specific business terms and conditions. In addition, we enter into certain sales transactions that involve multiple elements (arrangements with more than one deliverable). We also enter into arrangements to purchase goods and/or services from certain customers. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions including: (1) whether an arrangement exists; (2) whether fees are fixed or determinable; (3) how the arrangement consideration should be allocated among potential multiple elements; (4) establishing selling prices for deliverables considering multiple factors; (5) when to recognize revenue on the deliverables; (6) whether all elements of the arrangement have been delivered; (7) whether the arrangement should be reported gross as a principal versus net as an agent; (8) whether we receive a separately identifiable benefit from the purchase arrangements with certain customers for which we can reasonably estimate fair value; and (9) whether the consideration received from a vendor should be characterized as revenue or a reimbursement of costs incurred. In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions could materially impact the timing or amount of revenue recognition.

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

Goodwill.    Goodwill is not amortized but is evaluated for impairment annually (as of October 31) or whenever we identify certain triggering events or circumstances that would more likely than not reduce the estimated fair value of a reporting unit below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, regulatory changes, loss of key personnel and reporting unit and macro-economic factors.

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

We use a combination of income and market approaches for valuing the reporting units. Refer to Note 5—“Goodwill” in the Notes to our consolidated financial statements for discussion of the methodologies utilized in 2015 and 2014 for each reporting unit. The components of these approaches, as outlined below, require us to make assumptions about the timing and amount of future cash flows, growth rates and discount rates. Significant management judgment is involved in determining these estimates and assumptions, and actual results may differ from those used in valuations. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger future impairment.

•

Market comparables.    We select comparable companies in the specific regions in which these reporting units operate based on similarity of type of business, primarily those involved in online advertising, relative size, financial profile, and other characteristics of those companies compared to these reporting units. Forward revenue multiples derived from these comparable companies are applied to financial metrics of these reporting units to determine their estimated fair values.

•

Estimated future cash flows.    We base cash flow projections for each reporting unit using a forecast of cash flows and a terminal value based on the Perpetuity Growth Model. The forecast and related assumptions were derived from the most recent annual financial forecast for which the planning process commenced in our fourth quarter of 2015. Key assumptions in estimating future cash flows include, among other items, revenue and operating expense growth rates, terminal value growth rate, and capital expenditure and working capital levels.

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

In determining the fair value of all of the reporting units, we used the following assumptions:

•	Expected cash flows underlying our business plans for the periods 2016 through 2026.

•	Cash flows beyond 2026 are projected to grow at a perpetual growth rate.

•	In order to risk adjust the cash flow projections in determining fair value, we utilized discount rates ranging from 14.5 percent to 20.5 percent for these reporting units.

For any reporting units where the carrying value exceeds the estimated fair value, as determined in step one, we perform a second step to measure the amount of impairment, if any. The second step of the quantitative test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. The implied fair value is calculated by allocating all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

Given the partial impairment recorded in our Tumblr reporting unit in 2015, it is reasonably possible that changes in judgments, assumptions and estimates we made in assessing the fair value of goodwill could cause us to consider some portion or all of the remaining goodwill of the Tumblr reporting unit to become impaired, which comprised $519 million of our remaining $808 million goodwill balance as of December 31, 2015. In addition, a future decline in market conditions and/or changes in our market share could negatively impact the estimated future cash flows and discount rates used in the income approach to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

See “Operating Costs and Expenses—Goodwill Impairment Charge” for additional goodwill impairment information for the years ended December 31, 2013, 2014, and 2015 and also Note 5—“Goodwill” in the Notes to our consolidated financial statements.

Long-lived Assets.    We amortize long-lived assets, including property and equipment and intangible assets, over their estimated useful lives. Identifiable long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted future cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. Fair value is determined based on the lowest level of identifiable estimated future cash flows using discount rates determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments such as revenue growth rates and operating margins, the estimation of the useful life over which the undiscounted cash flows will occur, and the terminal value of the asset group at the end of that useful life could materially affect estimated future cash flows relating to our long-lived assets which could trigger impairment. See “Operating Costs and Expenses—Asset Impairment Charge” and “Intangibles Impairment Charge” for additional information.

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

Therefore, expected volatility for the year ended December 31, 2015 was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting award forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and recognize expense only for those shares expected to vest. Performance conditions are estimated and monitored throughout the year. We estimate this forfeiture rate based on historical experience of our stock-based awards that are granted and cancelled before vesting. If our actual forfeiture rate is materially different from our original estimates, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in our consolidated financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in our consolidated financial statements. See Note 14—“Employee Benefits” in the Notes to our consolidated financial statements for additional information.

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

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates or changes in credit quality. A hypothetical 100 basis point increase in interest rates would result in a $28 million and $31 million decrease in the fair value of our available-for-sale debt securities as of December 31, 2015 and 2014, respectively.

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

We had net realized and unrealized foreign currency transaction losses of $22 million, $15 million, and $6 million for the years ended December 31, 2015, 2014 and 2013, respectively, which include the impact of balance sheet hedging and remeasurements of foreign denominated assets and liabilities on the balance sheets of the Company and our subsidiaries.

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

A Value-at-Risk (“VaR”) sensitivity analysis was performed on all of our foreign currency derivative positions to assess the potential impact of fluctuations in exchange rates. The VaR model uses a Monte Carlo simulation to generate thousands of random price paths assuming normal market conditions. The VaR is the maximum expected one day loss in fair value, for a given statistical confidence level, to our foreign currency derivative positions due to adverse movements in rates. The VaR model is used as a risk management tool and is not intended to represent either actual or forecasted losses. Based on the results of the model using a 99 percent confidence interval, we estimate the maximum one-day loss in the net investment hedge portfolio was $45 million and $22 million at December 31, 2015 and 2014, respectively. The maximum one-day loss in the cash flow hedge portfolio was $3 million at both December 31, 2015 and 2014. The maximum one-day loss in the balance sheet hedge portfolio was $11 million at December 31, 2015 compared to a $2 million loss at both December 31, 2014 and 2013. Actual future gains and losses associated with our derivative positions may differ materially from the sensitivity analysis performed as of December 31, 2015 due to the inherent limitations associated with predicting the timing and amount of changes in foreign currency exchange rates and our actual exposures and positions. In addition, the VaR sensitivity analysis may not reflect the complex market reactions that may arise from the market shifts modeled within this VaR sensitivity analysis.

Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, Taiwan dollars and Singapore dollars. The statements of operations of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the year ended December 31, 2014, revenue ex-TAC for the Americas segment for the year ended December 31, 2015 would have been higher than we reported by $20 million; revenue ex-TAC for the EMEA segment would have been higher than we reported by $36 million; and revenue ex-TAC for the Asia Pacific segment would have been higher than we reported by $49 million. Using the foreign currency exchange rates from the year ended December 31, 2014, direct costs for the Americas segment for the year ended December 31, 2015 would have been higher than we reported by $5 million; direct costs for the EMEA segment would have been higher than we reported by $13 million; and direct costs for the Asia Pacific segment would have been higher than we reported by $15 million.

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

The objective of our corporate investment policy is to preserve capital, meet liquidity requirements, and provide a reasonable rate of return. A large portion of our cash is managed by external managers according to the guidelines of our corporate investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of both December 31, 2015 and 2014, net unrealized losses on these investments were $5 million.

A sensitivity analysis was performed on our marketable equity security portfolio to assess the potential impact of fluctuations in stock price. Hypothetical declines in stock price of ten percent, twenty percent, and thirty percent were selected based on potential near-term changes in the stock price that could have an adverse effect on our marketable equity security portfolio. As of December 31, 2015 and 2014, the fair value of our marketable equity security portfolio was approximately $31 billion and $40 billion, respectively. As of December 31, 2015, declines in stock prices of ten percent, twenty percent and thirty percent would result in a $3 billion, $6 billion and $9 billion decline, respectively, in the total value of our marketable equity security portfolio.

We performed a separate sensitivity analysis on our Hortonworks warrants for which we estimate fair value using the Black-Scholes model. We have held all other inputs constant and determined the impact of hypothetical declines in stock price of ten percent, twenty percent, and thirty percent, based on potential near-term changes in the stock price that could have an adverse effect on the fair value of the warrants and result in a loss recorded to the consolidated statements of operations. As of December 31, 2015 and 2014, the fair value of the Hortonworks warrants was approximately $79 million and $98 million, respectively. As of December 31, 2015, declines in stock prices of ten percent, twenty percent and thirty percent would result in a $8 million, $16 million and $24 million decline, respectively, in the total value of the Hortonworks warrants.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yahoo! Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Yahoo! Inc. and its subsidiaries at December 31, 2014 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015 and 2014 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 29, 2016

Yahoo! Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2015
	(in thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$2,664,098	$1,631,911
Short-term marketable securities	5,327,412	4,225,112
Accounts receivable, net of allowance of $39,799 and $57,503 as of December 31, 2014 and 2015, respectively	1,032,704	1,047,504
Prepaid expenses and other current assets (includes restricted cash of $23,088 and $29,678 as of December 31, 2014 and 2015, respectively)	420,207	602,792

Total current assets	9,444,421	7,507,319
Long-term marketable securities	2,230,892	975,961
Property and equipment, net	1,487,684	1,547,323
Goodwill	5,152,570	808,114
Intangible assets, net	470,842	347,269
Other long-term assets and investments (includes restricted cash of $3,818 and $0 as of December 31, 2014 and 2015, respectively)	563,560	342,390
Investment in Alibaba Group	39,867,789	31,172,361
Investments in equity interests	2,489,578	2,503,229

Total assets	$61,707,336	$45,203,966

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$238,018	$208,691
Income taxes payable related to sale of Alibaba Group ADSs	3,282,293	—
Other accrued expenses and current liabilities	657,709	934,658
Deferred revenue	336,963	134,031

Total current liabilities	4,514,983	1,277,380
Convertible notes	1,170,423	1,233,485
Long-term deferred revenue	20,774	27,801
Other long-term liabilities	143,095	118,689
Deferred tax liabilities related to investment in Alibaba Group	16,154,906	12,611,867
Deferred and other long-term tax liabilities	917,563	855,324

Total liabilities	22,921,744	16,124,546

Commitments and contingencies (Note 12)
Yahoo! Inc. stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 5,000,000 shares authorized; 949,771 shares issued and 936,838 shares outstanding as of December 31, 2014 and 962,959 shares issued and 945,854 shares outstanding as of December 31, 2015	945	959
Additional paid-in capital	8,499,475	8,807,273
Treasury stock at cost, 12,933 shares as of December 31, 2014 and 17,105 shares as of December 31, 2015	(712,455)	(911,533)
Retained earnings	8,934,244	4,570,807
Accumulated other comprehensive income	22,019,628	16,576,031

Total Yahoo! Inc. stockholders’ equity	38,741,837	29,043,537
Noncontrolling interests	43,755	35,883

Total equity	38,785,592	29,079,420

Total liabilities and equity	$61,707,336	$45,203,966

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2013	2014	2015
	(in thousands, except per share amounts)
Revenue	$4,680,380	$4,618,133	$4,968,301

Operating expenses:
Cost of revenue—traffic acquisition costs	254,442	217,531	877,514
Cost of revenue—other	1,094,938	1,169,844	1,200,234
Sales and marketing	1,083,872	1,084,438	1,080,718
Product development	957,587	1,156,386	1,177,923
General and administrative	667,403	686,272	687,804
Amortization of intangibles	44,841	66,750	79,042
Gain on sales of patents	(79,950)	(97,894)	(11,100)
Asset impairment charge	—	—	44,381
Goodwill impairment charge	63,555	88,414	4,460,837
Intangibles impairment charge	—	—	15,423
Restructuring charges, net	3,766	103,450	104,019

Total operating expenses	4,090,454	4,475,191	9,716,795

Income (loss) from operations	589,926	142,942	(4,748,494)
Other income (expense), net	43,357	10,369,439	(75,782)

Income (loss) before income taxes and earnings in equity interests	633,283	10,512,381	(4,824,276)
(Provision) benefit for income taxes	(153,392)	(4,038,102)	89,598
Earnings in equity interests, net of tax	896,675	1,057,863	383,571

Net income (loss)	1,376,566	7,532,142	(4,351,107)
Net income attributable to noncontrolling interests	(10,285)	(10,411)	(7,975)

Net income (loss) attributable to Yahoo! Inc.	$1,366,281	$7,521,731	$(4,359,082)

Net income (loss) attributable to Yahoo! Inc. common stockholders per share—basic	$1.30	$7.61	$(4.64)

Net income (loss) attributable to Yahoo! Inc. common stockholders per share—diluted	$1.26	$7.45	$(4.64)

Shares used in per share calculation—basic	1,052,705	987,819	939,141

Shares used in per share calculation—diluted	1,070,811	1,004,108	939,141

Stock-based compensation expense by function:
Cost of revenue—other	$15,545	$42,155	$32,010
Sales and marketing	101,852	145,777	141,418
Product development	83,396	139,056	190,454
General and administrative	77,427	93,186	93,271
Restructuring charges, net	—	—	2,705

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Comprehensive Income (loss)

	Years Ended December 31,
	2013	2014	2015
	(in thousands)
Net income (loss)	$1,376,566	$7,532,142	$(4,351,107)

Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(1,724), $(15,170,607) and $3,551,551 for 2013, 2014 and 2015, respectively	6,776	22,072,073	(5,166,595)
Reclassification adjustment for realized (gains) losses on available-for-sale securities included in net income, net of taxes of $479, $1,339 and $(104) for 2013, 2014 and 2015, respectively	(796)	(2,218)	174

Net change in unrealized gains (losses) on available-for-sale securities, net of tax	5,980	22,069,855	(5,166,421)

Foreign currency translation adjustments (“CTA”):
Foreign CTA gains (losses), net of taxes of $(19,754), $1,734 and $1,279 for 2013, 2014 and 2015, respectively	(577,711)	(363,013)	(279,135)
Net investment hedge CTA gains (losses), net of taxes of $(192,369), $(79,037) and $(1,941) for 2013, 2014 and 2015, respectively	317,459	130,904	3,333
Reclassification adjustment for realized (gains) losses included in CTA, net of taxes of $0, $30,325 and $0 for 2013, 2014, and 2015, respectively	—	(50,301)	—

Net foreign CTA gains (losses), net of tax	(260,252)	(282,410)	(275,802)

Cash flow hedges:
Unrealized gains (losses) on cash flow hedges, net of taxes of $(1,199), $(3,044) and $(490) for 2013, 2014 and 2015, respectively	3,492	5,704	(5,795)
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $575, $2,771 and $1,319 for 2013, 2014 and 2015, respectively	(2,080)	(5,259)	4,421

Net change in unrealized gains (losses) on cash flow hedges, net of tax	1,412	445	(1,374)

Other comprehensive income (loss)	(252,860)	21,787,890	(5,443,597)

Comprehensive income (loss)	1,123,706	29,320,032	(9,794,704)
Less: comprehensive income attributable to noncontrolling interests	(10,285)	(10,411)	(7,975)

Comprehensive income (loss) attributable to Yahoo! Inc.	$1,113,421	$29,309,621	$(9,802,679)

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Stockholders’ Equity

	Years Ended December 31,
	2013	2014	2015
	(in thousands)
Common stock
Balance, beginning of year	$1,187	$1,015	$945
Common stock issued	26	24	14
Common stock retired	(198)	(94)	—

Balance, end of year	1,015	945	959

Additional paid-in capital
Balance, beginning of year	9,563,348	8,688,304	8,499,475
Common stock and stock-based awards issued	353,241	306,608	58,778
Stock-based compensation expense	294,408	432,614	464,586
Tax (detriments) benefits from stock-based awards	49,061	145,711	41,729
Tax withholdings related to net share settlements of restricted stock awards	(139,815)	(280,879)	(257,731)
Retirement of treasury stock	(1,620,704)	(794,596)	—
Equity component of convertible senior notes, net	268,084	—	—
Purchase of note hedges	(205,706)	—	—
Issuance of warrants	124,775	—	—
Other	1,612	1,713	436

Balance, end of year	8,688,304	8,499,475	8,807,273

Treasury stock
Balance, beginning of year	(1,368,043)	(200,228)	(712,455)
Repurchases of common stock	(3,344,396)	(2,430,436)	(203,771)
Treasury shares reissuance	—	4,189	4,693
Accelerated share repurchases	—	(1,732,794)	—
Retirement of treasury stock	4,512,211	3,646,814	—

Balance, end of year	(200,228)	(712,455)	(911,533)

Retained earnings
Balance, beginning of year	5,792,459	4,267,429	8,934,244
Net income (loss) attributable to Yahoo! Inc.	1,366,281	7,521,731	(4,359,082)
Retirement of treasury stock	(2,891,311)	(2,852,124)	—
Treasury shares reissuance	—	(2,792)	(4,355)

Balance, end of year	4,267,429	8,934,244	4,570,807

Accumulated other comprehensive income
Balance, beginning of year	571,249	318,389	22,019,628
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	5,980	22,069,855	(5,166,421)
Net change in unrealized gains (losses) on cash flow hedges, net of tax	1,412	445	(1,374)
Foreign currency translation adjustments, net of tax	(260,252)	(369,061)	(275,802)

Balance, end of year	318,389	22,019,628	16,576,031

Total Yahoo! Inc. stockholders’ equity	$13,074,909	$38,741,837	$29,043,537

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Stockholders’ Equity—(Continued)

	Years Ended December 31,
	2013	2014	2015
	Number of Outstanding Shares
	(in thousands)
Common stock
Balance, beginning of year	1,115,233	1,014,338	936,838
Common stock and restricted stock issued	26,401	24,197	12,824
Restricted stock issued under compensation arrangements related to acquisitions	1,567	—	468
Accelerated share repurchase	—	(39,859)	—
Repurchases of common stock	(128,863)	(61,838)	(4,276)

Balance, end of year	1,014,338	936,838	945,854

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2014	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,376,566	$7,532,142	$(4,351,107)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	532,485	475,031	472,894
Amortization of intangible assets	96,518	131,537	136,719
Accretion of convertible notes discount	4,846	59,838	63,061
Stock-based compensation expense	278,220	420,174	459,858
Non-cash asset impairment charge	—	—	44,381
Non-cash goodwill impairment charge	63,555	88,414	4,460,837
Non-cash intangibles impairment charge	—	—	15,423
Non-cash restructuring charges (reversals)	547	(3,394)	3,150
Non-cash accretion on marketable securities	36,985	30,878	47,218
Foreign exchange (gain) loss	(10,852)	15,978	4,376
Gain on sale of assets and other	(3,736)	(11,383)	(2,878)
Gain on sale of Alibaba Group ADSs	—	(10,319,437)	—
Gain on sales of patents	(79,950)	(97,894)	(11,100)
(Gain) loss on Hortonworks warrants	—	(98,062)	19,199
Earnings in equity interests	(896,675)	(1,057,863)	(383,571)
Dividend income related to Alibaba Group Preference Shares	(35,726)	—	—
Tax benefits from stock-based awards	49,061	145,711	41,729
Excess tax benefits from stock-based awards	(64,407)	(149,582)	(58,282)
Deferred income taxes	(84,302)	465,873	(42,341)
Dividends received from equity investees	135,058	83,685	142,045
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	26,199	29,278	(39,065)
Prepaid expenses and other	27,401	(82,419)	21,842
Accounts payable	(7,764)	14,165	(59,965)
Accrued expenses and other liabilities	(98,853)	156,307	109,776
Incomes taxes payable related to sale of Alibaba Group ADSs	—	3,282,293	(3,282,293)
Deferred revenue	(149,929)	(194,920)	(195,328)

Net cash provided by (used in) operating activities	1,195,247	916,350	(2,383,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(342,971)	(413,019)	(554,163)
Proceeds from sales of property and equipment	4,840	17,404	11,176
Purchases of marketable securities	(3,223,190)	(7,890,092)	(5,206,245)

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2014	2015
	(in thousands)
Proceeds from sales of marketable securities	$2,871,834	$2,269,659	$822,997
Proceeds from maturities of marketable securities	748,915	945,696	6,691,645
Proceeds from sale of Alibaba Group ADSs, net of underwriting discounts, commissions, and fees	—	9,404,974	—
Proceeds related to the redemption of Alibaba Group Preference Shares	800,000	—	—
Acquisitions, net of cash acquired	(1,247,544)	(859,036)	(175,693)
Proceeds from sales of patents	79,950	86,300	29,100
Purchases of intangible assets	(2,500)	(2,658)	(4,811)
Proceeds from settlement of derivative hedge contracts	312,266	254,496	147,179
Payments for settlement of derivative hedge contracts	(22,708)	(5,454)	(8,817)
Payments for equity investments in privately held companies	(4,226)	(74,399)	—
Other investing activities, net	2,113	4,630	(256)

Net cash (used in) provided by investing activities	(23,221)	3,738,501	1,752,112

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	353,267	308,029	59,130
Repurchases of common stock	(3,344,396)	(4,163,227)	(203,771)
Proceeds from issuance of convertible notes	1,412,344	—	—
Payments for note hedges	(205,706)	—	—
Proceeds from issuance of warrants	124,775	—	—
Excess tax benefits from stock-based awards	64,407	149,582	58,282
Tax withholdings related to net share settlements of restricted stock units	(139,815)	(280,879)	(257,731)
Distributions to noncontrolling interests	—	(22,344)	(15,847)
Proceeds from credit facility borrowings	150,000	—	—
Repayment of credit facility borrowings	(150,000)	—	—
Other financing activities, net	(8,760)	(13,627)	(17,321)

Net cash used in financing activities	(1,743,884)	(4,022,466)	(377,258)

Effect of exchange rate changes on cash and cash equivalents	(18,330)	(45,877)	(23,619)
Net change in cash and cash equivalents	(590,188)	586,508	(1,032,187)
Cash and cash equivalents at beginning of period	2,667,778	2,077,590	2,664,098

Cash and cash equivalents at end of period	$2,077,590	$2,664,098	$1,631,911

NON-CASH ACTIVITIES:
Change in non-cash acquisitions of property and equipment	$37,318	$(27,533)	$(12,392)

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Notes to Consolidated Financial Statements

Note 1     The Company And Summary Of Significant Accounting Policies

The Company.    Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo” or the “Company”), is a guide to digital information discovery, focused on informing, connecting, and entertaining users through its search, communications, and digital content products. By creating highly personalized experiences, the Company helps users discover the information that matters most to them around the world—on mobile or desktop. The Company creates value for advertisers with a streamlined, simple advertising technology stack that leverages Yahoo’s data, content, and technology to connect advertisers with their target audiences. Advertisers can build their businesses through advertisements targeted to audiences on the Company’s online properties and services (“Yahoo Properties”) and a distribution network of third party entities (“Affiliates”) who integrate the Company’s advertising offerings into their websites or other offerings (“Affiliate sites”). The Company’s revenue is generated principally from display and search advertising. The Company manages and measures its business geographically, principally in the Americas, EMEA (Europe, Middle East, and Africa) and Asia Pacific.

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

At the beginning of 2015, the Company began classifying editorial costs as cost of revenue—other rather than including such costs in sales and marketing expense. To conform to the current period presentation, the Company reclassified nil and $89 million, respectively, in internal website editorial costs previously included in sales and marketing expense to cost of revenue—other for the years ended December 31, 2013 and 2014. Also, at the beginning of 2015, the Company began classifying non-data center facilities-related costs within general and administrative expense. To conform to the current period presentation, the Company reclassified $51 million and $51 million, respectively, in facilities-related costs previously included in product development expense and $47 million and $61 million, respectively, previously included in sales and marketing expense to general and administrative expense for the years ended December 31, 2013 and 2014.

Prior to the adoption of Accounting Standard Update (“ASU”) 2015-16, “Business Combinations,” in the third quarter of 2015, the Company identified measurement-period adjustments of $11 million to previous purchase accounting estimates for acquisitions, which were primarily related to the finalization of tax and other adjustments. These adjustments were immaterial and applied retrospectively to the acquisition dates. Accordingly, the Company’s consolidated balance sheet as of December 31, 2014 has been updated to reflect the effects of the measurement-period adjustments.

The Company revised the 2014 Consolidated Statement of Cash Flows to correct for a non-cash acquisition of property and equipment resulting in an increase in cash provided by operating activities of $23 million and a corresponding decrease in net cash provided by investing activities.

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

Concentration of Risk.    Financial instruments that potentially subject the Company to significant concentration of credit and equity price risk consist primarily of cash, cash equivalents, marketable securities (including Alibaba Group Holding Limited (“Alibaba Group”) and Hortonworks, Inc. (“Hortonworks”) equity securities), accounts receivable, and derivative financial instruments. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. A large portion of the Company’s cash is managed by external managers within the guidelines of the Company’s investment policy. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating. To manage the risk exposure, the Company maintains its portfolio of cash and cash equivalents and short-term and long-term investments in marketable securities, including U.S. and foreign government, agency, municipal and highly rated corporate debt obligations and money market funds.

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

Revenue under the Company’s Search and Advertising Sales Agreement (as amended, the “Search Agreement”) with Microsoft Corporation (“Microsoft”) represented approximately 31 percent, 35 percent, and 35 percent of the Company’s revenue for the years ended December 31, 2013, 2014 and, 2015, respectively, and no other individual customer accounted for 10 percent or more of the Company’s revenue for 2013, 2014, or 2015. As of December 31, 2014 and 2015, no one customer accounted for 10 percent or more of the accounts receivable balance.

Comprehensive Income (loss).    Comprehensive income (loss) consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, and gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries or equity method investments where the local currency is the functional currency, unrealized gains and losses on marketable securities classified as available-for-sale, unrealized gains and losses on cash flow hedges, net changes in fair value of derivative instruments related to our net investment hedges, as well as the Company’s share of its equity investees’ other comprehensive income.

Foreign Currency.    The functional currency of the Company’s international subsidiaries is evaluated on a case-by-case basis and is often the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. In addition, the Company records translation gains (losses) related to its foreign equity method investments in accumulated other comprehensive income. The Company records foreign currency transaction gains and losses, realized and unrealized and foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies in other income (expense), net in the consolidated statements of operations. The Company recorded $6 million, $15 million and $22 million of net losses in 2013, 2014 and 2015, respectively.

Cash and Cash Equivalents, Short- and Long-Term Marketable Securities.    The Company invests its excess cash in money market funds, time deposits, and liquid debt securities of the U.S. and foreign governments and their agencies, U.S. municipalities, and high-credit corporate issuers which are classified as marketable securities and cash equivalents. All investments in debt securities with an original maturity of 90 days or less are considered cash equivalents. Investments in debt securities with remaining maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with remaining maturities greater than 12 months from the balance sheet date are classified as long-term assets.

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

The Company’s marketable equity securities, including Alibaba Group and Hortonworks, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. The change in the classification of the Company’s investments in Alibaba Group and Hortonworks to available-for-sale marketable securities exposes the Company’s investment portfolio to increased equity price risk. The Company evaluates the marketable equity securities periodically for possible other-than-temporary impairment. A decline of fair value below cost basis is considered an other-than-temporary impairment if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire cost basis. In those instances, an impairment charge equal to the difference between the fair value and the cost basis is recognized in earnings. Regardless of the Company’s intent or requirement to sell the marketable equity securities, an impairment is considered other-than-temporary if the Company does not expect to recover the entire cost basis; in those instances, a loss equal to the difference between fair value and the cost basis of the marketable equity security is recognized in earnings.

Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates its marketable debt investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company’s intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be collected based on credit risk and the amortized cost basis of the debt security is recognized in earnings. The Company has no current requirement or intent to sell a material portion of debt securities as of December 31, 2015. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method. During the years ended December 31, 2013, 2014 and 2015, gross realized gains and losses on available-for-sale marketable debt and equity securities were not material.

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

Foreign Currency Derivative Financial Instruments.    The Company uses derivative financial instruments, primarily foreign currency forward contracts and option contracts, to mitigate certain foreign currency exposures. The Company hedges, on an after-tax basis, a portion of its net investment in Yahoo Japan Corporation (“Yahoo Japan”). The Company has designated these foreign currency forward and option contracts as net investment hedges. The effective portion of changes in fair value is recorded in accumulated other comprehensive income on the Company’s consolidated balance sheet and any ineffective portion is recorded in other income (expense), net on the Company’s consolidated statements of operations. The Company expects the net investment hedges to be effective, on an after-tax basis, and effectiveness will be assessed each quarter. Should any portion of the net investment hedge become ineffective, the ineffective portion will be reclassified to other income (expense), net on the Company’s consolidated statements of operations. The fair values of the net investment hedges are determined using quoted observable inputs. Gains and losses reported in accumulated other comprehensive income will not be reclassified into earnings until a sale of the Company’s underlying investment.

For derivatives designated as cash flow hedges, the effective portion of the unrealized gains or losses on these forward contracts is recorded in accumulated other comprehensive income on the Company’s consolidated balance sheets and reclassified into revenue in the consolidated statements of operations when the underlying hedged revenue is recognized. If the cash flow hedges were to become ineffective, the ineffective portion would be immediately recorded in other income (expense), net in the Company’s consolidated statements of operations.

The Company hedges certain of its net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that its earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These balance sheet hedges are used to partially offset the foreign currency exchange gains and losses generated by the re-measurement of certain assets and liabilities denominated in non-functional currency. Changes in the fair value of these derivatives are recorded in other income (expense), net on the Company’s consolidated statements of operations. The fair values of the balance sheet hedges are determined using quoted observable inputs.

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

Capitalized Software and Labor.    The Company capitalized certain software and labor costs totaling approximately $130 million, $85 million, and $31 million during 2013, 2014, and 2015, respectively. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage through the development stage. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years. Actual economic lives may differ from estimated useful lives. Periodic reviews could result in a change in estimated useful lives and therefore amortization expense in future periods. During 2013, 2014, and 2015, the amortization of capitalized costs totaled approximately $175 million, $161 million, and $144 million, respectively. Capitalized software and labor costs are included in property and equipment, net. Included in the capitalized amounts above are $16 million, $12 million, and $5 million, respectively, of stock-based compensation expense in the years ended December 31, 2013, 2014, and 2015.

Goodwill.    Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and more frequently if impairment indicators are present. The Company’s reporting units are one level below the operating segments level. The reporting unit’s carrying value is compared to its fair value. The estimated fair values of the reporting units are determined using either the market approach, income approach or a combination of the market and income approach. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its estimated fair value. The income approach uses expected future operating results and failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. If the carrying value of the reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. The implied fair value is calculated by allocating all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied estimated fair value. The Company conducts its annual goodwill impairment test as of October 31, 2015. See Note 5—“Goodwill” for results of the goodwill impairment test.

Intangible Assets.    Definite-lived intangible assets are carried at cost and are amortized over their estimated useful lives, generally on a straight-line basis over one to seven years as the pattern of use is ratable. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Intangible assets with indefinite useful lives are not amortized but are reviewed for impairment whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. If the Company determines that an intangible asset with an indefinite life is more likely than not impaired, a quantitative test comparing the fair value of the indefinite-lived purchased intangible asset with its carrying amount is performed. The Company estimates the fair value of indefinite-lived purchased intangible assets using an income approach. Measurement of any impairment losses on both definite-lived and indefinite-lived intangible assets are based on the excess of the carrying value of the asset over its fair value. See Note 6—“Intangible Assets, Net” for additional information.

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

For originally developed content, the Company performs regular recoverability assessments on a program-by-program basis. If there are any events or changes in circumstances indicating that the Company should assess whether the fair value of originally developed content is less than its unamortized costs, the Company performs a fair value analysis using an expected cash flow approach. The amount by which the unamortized costs of the originally developed content exceed estimated fair value is charged to expense as an asset impairment. During the year ended December 31, 2015, the Company recorded an asset impairment charge of $16 million related to originally developed content.

For acquired content, the Company compares the net realizable value on a program-by-program basis with the unamortized cost. The amount by which the unamortized costs of the acquired content exceed net realizable value is charged to expense as an asset impairment. During the year ended December 31, 2015, the Company recorded an asset impairment charge of $28 million related to acquired content, primarily driven by a reduction of forecasted revenues to be generated from advertising on Yahoo Properties.

Investments in Equity Interests.    Investments in the common stock of entities in which the Company can exercise significant influence but does not own a majority equity interest or otherwise control are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets. The Company records its share of the results of these companies one quarter in arrears within earnings in equity interests in the consolidated statements of operations. Investments in privately held equity interests in which the Company cannot exercise significant influence are accounted for using the cost method of accounting.

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

Leasing.    The Company leases office space and data centers under operating leases and certain data center equipment under capital lease agreements with original lease periods up to 15 years. Assets acquired under capital leases are amortized over the lesser of the useful life of the asset or the lease term. For the years ended December 31, 2013, 2014 and 2015, the Company expensed $5 million, $5 million and $4 million of interest related to capital leases, respectively, which approximated the cash payments made for interest. As of December 31, 2014 and 2015, the Company had net capital lease obligations included in capital lease and other long-term liabilities on the consolidated balance sheets of $47 million and $33 million, respectively. Certain of the operating lease agreements contain rent holidays and rent escalation provisions. For purposes of recognizing these lease incentives on a straight-line basis over the term of the lease, the Company uses the date that the Company has the right to control the asset to begin rent expense. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the period of straight-line recognition of rent expense.

The Company establishes assets and liabilities for the estimated construction costs incurred under build-to-suit lease arrangements to the extent the Company is involved in the construction of structural improvements or take construction risk prior to commencement of a lease. Upon the right to control the facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the Company continues to be the deemed owner, the facilities are accounted for as finance leases.

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

Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. The Company establishes liabilities for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These liabilities are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these liabilities when new information becomes available, such as the closing of a tax audit, new tax legislation, developments in case law or interactions with the tax authorities. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of changes to liabilities for tax-related uncertainties that are considered appropriate, as well as the related net interest and penalties. Income taxes paid, net of refunds received, were $208 million, $90 million, and $3 billion in the years ended December 31, 2013, 2014, and 2015, respectively. Interest paid was not material in any of the years presented. See Note 16—“Income Taxes” for additional information.

Revenue Recognition.    Revenue is generated from offerings, which include clicks on text-based links to advertisers’ websites that appear primarily on search results pages (“search advertising”), the display of graphical, non-graphical, and video advertisements (“display advertising”), and other sources. The Company recognizes revenue from search advertising on Yahoo Properties and Affiliate sites. Search revenue is recognized based on Paid Clicks. A Paid Click occurs when an end-user clicks on a sponsored listing on Yahoo Properties and Affiliate sites for which an advertiser pays on a per click basis. The Company also sells search traffic to certain customers where it does not have a direct relationship with the advertiser, in which case revenue is also recognized based on Paid Clicks. In the Company’s Search Agreement with Microsoft, the Company agreed to request paid search results from Microsoft for 51 percent of search queries originating from desktop computers accessing Yahoo Properties and Affiliate sites (the “Volume Commitment”). There is no such Volume Commitment for traffic generated on mobile devices.

Previously under the Search Agreement, the Company was entitled to receive a percentage of the revenue (the “Revenue Share Rate”) generated from Microsoft’s services on Yahoo Properties and on Affiliate sites after deduction of the Affiliate sites’ share of revenue and certain Microsoft costs. The Revenue Share Rate was 88 percent for the first five years of the Search Agreement and then increased to 90 percent on February 23, 2015. Pursuant to the Eleventh Amendment to the Search Agreement, the Revenue Share Rate increased to 93 percent, but Microsoft now receives its 7 percent revenue share before deduction of the Affiliate site’s share of revenue. The Affiliate site’s share of revenue is deducted from the Company’s 93 percent Revenue Share Rate. As the Company is not the primary obligor in the arrangement with the advertisers and publishers, the amounts paid to Affiliates are recorded as a reduction of revenue. See Note 19—“Search Agreement with Microsoft Corporation” for a description of the Search Agreement with Microsoft.

The Company recognizes search revenue generated from mobile ads served through Yahoo Gemini to Yahoo Properties and Affiliate sites. The search revenue generated from mobile ads served through Yahoo Gemini that involve traffic supplied by Affiliates is reported gross of the TAC paid to Affiliates (reported as cost of revenue—TAC) as the Company performs the search service for advertisers. Accordingly, the Company is considered the primary obligor to the advertisers who are the customers of the search advertising service. In October 2015, Yahoo reached an agreement with Google that provides Yahoo with additional flexibility to choose among suppliers of search results and ads. Google’s offerings complement the search services provided by Microsoft and Yahoo Gemini (Yahoo’s marketplace for search and native advertising). The Company also generates search revenue from a revenue sharing arrangement with Yahoo Japan for search technology and services and records the related revenue as reported.

The Company recognizes revenue from display advertising on Yahoo Properties and Affiliate sites as impressions of or clicks on display advertisements are delivered. Impressions are delivered when a sold advertisement appears in pages viewed by users. Clicks are delivered when a user clicks on a native advertisement. Arrangements for these services generally have terms of up to one year and in some cases the terms may be up to three years. For display advertising on Affiliate sites, the Company pays Affiliates from the revenue generated from the display of these advertisements on the Affiliate sites. Traffic acquisition costs (“TAC”) are payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo Properties. The display revenue derived from these arrangements that involve traffic supplied by Affiliates is reported gross of the TAC paid to Affiliates (reported as cost of revenue—TAC) when the Company is the primary obligor to the advertisers who are the customers of the display advertising service.

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

Other revenue includes listings-based services revenue, transaction revenue, royalties, patent licenses and fees revenue. Listings-based services revenue is generated from a variety of consumer and business listings-based services, including classified advertising such as Yahoo Local and other services. The Company recognizes listings-based services revenue when the services are performed. Transaction revenue is generated from facilitating commercial transactions through Yahoo Properties, principally from Yahoo Small Business, Yahoo Travel, and Yahoo Shopping. The Company recognizes transaction revenue when there is evidence that qualifying transactions have occurred. The Company also receives royalties from Yahoo Japan which are recognized when earned. Alibaba Group’s obligation to make royalty payments under the Technology and Intellectual Property License Agreement (the “TIPLA”) ceased on September 24, 2014 as a result of the Alibaba Group’s initial public offering (the “Alibaba Group IPO”) of American Depositary Shares (“ADSs”) and the Company’s recognition of the remaining TIPLA deferred revenue was completed on September 18, 2015. See Note 8—“Investments In Equity Interests Accounted For Using The Equity Method Of Accounting” for additional information on the revenue recognized related to the TIPLA. Fees revenue consists of revenue generated from a variety of consumer and business fee-based services as well as services for small businesses. The Company recognizes fees revenue when the services are performed.

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

Cost of revenue—TAC.    TAC consists of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo Properties. TAC is either recorded as a reduction of revenue or as cost of revenue—TAC. TAC related to the Company’s Search Agreement with Microsoft is recorded as a reduction of revenue. See Note 19—“Search Agreement with Microsoft Corporation” for a description of the Search Agreement and License Agreement with Microsoft. TAC recorded as cost of revenue—TAC relates to the Company’s other offerings. The Company enters into Affiliate agreements of varying duration that involve TAC. There are generally two economic structures of the Affiliate agreements: fixed payments with or without a guaranteed minimum amount of traffic delivered or variable payments based on a percentage of the Company’s revenue or based on a certain metric, such as the number of searches or paid clicks. The Company expenses TAC under two different methods. Agreements with fixed payments are expensed ratably over the term the fixed payment covers or as the traffic is delivered. Agreements based on a percentage of revenue, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate. The Company also has an agreement to compensate a third party, Mozilla Corporation (“Mozilla”), to make the Company the default search provider on certain of Mozilla’s products in the United States. The Company records these payments as cost of revenue—TAC.

Cost of revenue—other.    Cost of revenue-other consists of bandwidth costs, stock-based compensation, content, and other expenses associated with the production and usage of Yahoo Properties, including expense and amortization of developed technology and patents. Cost of revenue—other also includes costs for Yahoo’s technology platforms and infrastructure, including depreciation expense of facilities and other operating costs, directly related to revenue generating activities.

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

Advertising Costs.    Advertising production costs are recorded as expense the first time an advertisement appears. Costs of advertising are recorded as expense as advertising space or airtime is used. All other advertising costs are expensed as incurred. Advertising expense totaled approximately $128 million, $142 million, and $184 million for 2013, 2014, and 2015, respectively.

Restructuring Charges.    The Company has developed and implemented restructuring initiatives to improve efficiencies across the organization, reduce its cost structure, and/or better align its resources with the Company’s product strategy. As a result of these plans, the Company has recorded restructuring charges comprised principally of employee severance and associated termination costs related to the reduction of its workforce, the consolidation of certain real estate facilities and data centers, losses on subleases, and contract termination costs. The Company’s restructuring plans include one-time termination benefits as well as certain contractual termination benefits or employee terminations under ongoing benefit arrangements. One-time termination benefits are recognized as a liability at estimated fair value when the approved plan of termination has been communicated to employees, unless employees must provide future service, in which case the benefits are recognized ratably over the future service period. Ongoing termination benefits arrangements are recognized as a liability at estimated fair value when the amount of such benefits becomes estimable and payment is probable. Contract termination costs are recognized at estimated fair value when the entity terminates the contract in accordance with the contract terms.

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

The Company uses the “with and without” approach in determining the order in which tax attributes are utilized. As a result, the Company recognizes a tax benefit from stock-based awards in additional paid-in capital only if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. When tax deductions from stock-based awards are less than the cumulative book compensation expense, the tax effect of the resulting difference (“shortfall”) is charged first to additional paid-in capital, to the extent of the Company’s pool of windfall tax benefits, with any remainder recognized in income tax expense. The Company determined that it had a sufficient windfall pool available through the end of 2015 to absorb any shortfalls. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the consolidated statements of operations.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations,” which simplifies the accounting for measurement-period adjustments by eliminating the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires the cumulative impact of measurement period adjustments, including the impact on prior periods, to be recognized in the reporting period in which the adjustment is identified. The ASU is effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company evaluated the effects of the ASU 2015-16 and elected to early adopt the ASU during the third quarter of 2015. The ASU will be applied prospectively to the acquisitions which require adjustments to the provisional amounts that occurred during the open measurement periods, regardless of the acquisition date.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and entities are permitted to apply either prospectively or retrospectively; early adoption is permitted. The Company evaluated the effects of the ASU 2015-17 and elected to early adopt the ASU during the fourth quarter of 2015. The ASU was applied retrospectively to provide a consistent financial statement presentation for all deferred tax assets and liabilities for the years ended December 31, 2014 and December 31, 2015. To conform to the current period presentation, the Company reclassified $253 million and $8 million, respectively, which were previously included in prepaid expense and other current assets and other accrued expenses and current liabilities for the year ended December 31, 2014. As a result of the reclassifications, year-end balances of other long-term assets and investments increased by $9 million and deferred and other long-term tax liabilities decreased by $236 million for the year ended December 31, 2014.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The new standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income for equity securities with readily determinable fair values. The new guidance on the classification and measurement will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-01 on the consolidated financial statements and currently anticipates the new guidance would significantly impact its Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income as the Company’s marketable equity securities, due primarily to Alibaba Group and Hortonworks, are currently classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income.

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements and anticipates the new guidance will significantly impact its consolidated financial statements given the Company has a significant number of leases.

Note 2    Marketable Securities Investments And Fair Value Disclosures

The following tables summarize the available-for-sale securities (in thousands):

	December 31, 2014
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$850,712	$82	$(792)	$850,002
Corporate debt securities, commercial paper, time deposits, and bank certificates of deposit	6,711,683	612	(4,653)	6,707,642
Alibaba Group equity securities	2,713,484	37,154,305	—	39,867,789
Hortonworks equity securities	26,246	77,783	—	104,029
Other corporate equity securities	230	430	—	660

Total available-for-sale marketable securities	$10,302,355	$37,233,212	$(5,445)	$47,530,122

	December 31, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$616,501	$24	$(635)	$615,890
Corporate debt securities, commercial paper, time deposits, and bank certificates of deposit	4,589,799	292	(4,908)	4,585,183
Alibaba Group equity securities	2,713,483	28,458,878	—	31,172,361
Hortonworks equity securities	26,246	57,977	—	84,223
Other corporate equity securities	298	—	(101)	197

Total available-for-sale marketable securities	$7,946,327	$28,517,171	$(5,644)	$36,457,854

	December 31,
	2014	2015
Reported as:
Short-term marketable securities	$5,327,412	$4,225,112
Long-term marketable securities	2,230,892	975,961
Investment in Alibaba Group	39,867,789	31,172,361
Other long-term assets and investments	104,029	84,420

Total	$47,530,122	$36,457,854

Short-term, highly liquid investments of $2 billion and $667 million as of December 31, 2014 and 2015, respectively, included in cash and cash equivalents on the consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial as the carrying value approximates fair value because of the short maturity of those instruments. Realized gains and losses from sales of available-for-sale marketable debt securities were not material for the years ended December 31, 2013, 2014 and 2015.

The remaining contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31,
	2014	2015
Due within one year	$5,327,412	$4,225,112
Due after one year through five years	2,230,892	975,961

Total available-for-sale marketable debt securities	$7,558,304	$5,201,073

The following tables show all available-for-sale marketable debt securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$744,948	$(792)	$—	$—	$744,948	$(792)
Corporate debt securities, commercial paper, and bank certificates of deposit	2,601,288	(4,646)	3,234	(7)	2,604,522	(4,653)

Total available-for-sale marketable debt securities	$3,346,236	$(5,438)	$3,234	$(7)	$3,349,470	$(5,445)

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$552,041	$(635)	$—	$—	$552,041	$(635)
Corporate debt securities, commercial paper, and bank certificates of deposit	2,415,347	(4,763)	99,214	(145)	2,514,561	(4,908)

Total available-for-sale marketable debt securities	$2,967,388	$(5,398)	$99,214	$(145)	$3,066,602	$(5,543)

The Company’s investment portfolio includes equity securities of Alibaba Group and Hortonworks, as well as liquid high-quality fixed income debt securities including government, agency and corporate debt, money market funds, commercial paper, certificates of deposit and time deposits with financial institutions. The fair value of any debt or equity security will vary over time and is subject to a variety of market risks including: macro-economic, regulatory, industry, company performance, and systemic risks of the equity markets overall. Consequently, the carrying value of the Company’s investment portfolio will vary over time as the value of its investment changes.

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

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of December 31, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total
Money market funds(1)	$373,822	$—	$—	$373,822
Available-for-sale marketable debt securities:
Government and agency securities(1)	—	850,002	—	850,002
Commercial paper and bank certificates of deposit(1)	—	3,602,321	—	3,602,321
Corporate debt securities(1)	—	3,327,017	—	3,327,017
Time deposits(1)	—	1,361,165	—	1,361,165
Available-for-sale equity securities:
Other corporate equity securities(2)	660	—	—	660
Alibaba Group equity securities	39,867,789	—	—	39,867,789
Hortonworks equity securities(2)	104,029	—	—	104,029
Hortonworks warrants	—	—	98,062	98,062
Foreign currency derivative contracts(3)	—	202,928	—	202,928

Financial assets at fair value	$40,346,300	$9,343,433	$98,062	$49,787,795

Liabilities
Foreign currency derivative contracts(3)	—	(6,157)	—	(6,157)

Total financial assets and liabilities at fair value	$40,346,300	$9,337,276	$98,062	$49,781,638

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of December 31, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total
Money market funds(1)	$386,792	$—	$—	$386,792
Available-for-sale marketable debt securities:
Government and agency securities(1)	—	635,917	—	635,917
Commercial paper and bank certificates of deposit(1)	—	1,844,494	—	1,844,494
Corporate debt securities(1)	—	2,918,496	—	2,918,496
Time deposits(1)	—	82,703	—	82,703
Available-for-sale equity securities:	—	—	—
Other corporate equity securities(2)	197	—	—	197
Alibaba Group equity securities	31,172,361	—	—	31,172,361
Hortonworks equity securities(2)	84,223	—	—	84,223
Hortonworks warrants	—	—	78,861	78,861
Foreign currency derivative contracts(3)	—	84,319	—	84,319

Financial assets at fair value	$31,643,573	$5,565,929	$78,861	$37,288,363

Liabilities
Foreign currency derivative contracts(3)	—	(5,661)	—	(5,661)

Total financial assets and liabilities at fair value	$31,643,573	$5,560,268	$78,861	$37,282,702

(1)

The money market funds, government and agency securities, commercial paper and bank certificates of deposit, corporate debt securities, and time deposits are classified as part of either cash and cash equivalents or short or long-term marketable securities on the consolidated balance sheets.

(2)	The Hortonworks equity securities and other corporate equity securities are classified as part of other long-term assets and investments on the consolidated balance sheets.

(3)

Foreign currency derivative contracts are classified as part of either current or noncurrent assets or liabilities on the consolidated balance sheets. The notional amounts of the foreign currency derivative contracts were: $2.1 billion, including contracts designated as net investment hedges of $1.6 billion, as of December 31, 2014; and $1.5 billion, including contracts designated as net investment hedges of $1.2 billion, as of December 31, 2015.

The amount of cash included in cash and cash equivalents as of December 31, 2014 and 2015 was $712 million and $965 million, respectively.

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

Activity between Levels of the Fair Value Hierarchy

During the years ended December 31, 2014 and 2015, the Company did not make any transfers between Level 1, Level 2 and Level 3 assets or liabilities.

Hortonworks

Prior to the December 12, 2014 initial public offering of Hortonworks, the Company held an approximate 16 percent interest in Hortonworks with an investment balance of $26 million, which was accounted for as a cost method investment. Subsequent to the initial public offering, the Company owns 3.8 million unregistered shares. These shares were subject to a 6-months lock-up period which expired during 2015. These shares are accounted for as an available-for-sale security and had a fair value of $104 million and $84 million as of December 31, 2014 and 2015, respectively.

The Company also holds warrants that vested upon the initial public offering of Hortonworks, which entitle the Company to purchase an aggregate of 3.7 million shares of Hortonworks common stock upon exercise of the warrants. The Company holds 6.5 million preferred warrants that are exercisable for 3.25 million shares of common stock at an exercise price of $0.01 per share, as well as 0.5 million common warrants that are exercisable for 0.5 million shares of common stock at an exercise price of $8.46 per share. These warrants had a fair value of $98 million and $79 million as of December 31, 2014 and 2015, respectively. The Company determined the estimated fair value of the warrants using the Black-Scholes model with the following assumptions:

	Preferred warrants		Common warrants
	Years Ended December 31,		Years Ended December 31,
	2014	2015	2014	2015
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.71%	1.78%	2.20%	2.25%
Expected volatility	46.0%	46.0%	46.0%	46.0%
Expected life (in years)	5.50	4.50	8.44	7.44

During the year ended December 31, 2014, the Company recorded a gain of $57 million upon the initial public offering of Hortonworks through other comprehensive income on our consolidated balance sheet and a $41 million gain related to the mark to market of the warrants as of December 31, 2014, which was included within other income (expense), net in the consolidated statements of operations. During the year ended December 31, 2015, the Company recorded a loss of $19 million related to the mark to market of the respective warrants as of December 31, 2015, which was included within other income (expense), net in the Company’s consolidated statements of operations. Changes in the estimated fair value of the Hortonworks warrants are recorded through other income (expense), net in the Company’s consolidated statements of operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Convertible Senior Notes

In 2013, the Company issued $1.4375 billion aggregate principal amount of 0.00% Convertible Senior Notes due in 2018 (the “Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate estimated fair value of the Notes as of December 31, 2014 and December 31, 2015 were $1.2 billion and $1.3 billion, respectively. The estimated fair value of the Notes was determined on the basis of quoted market prices observable in the market and is considered Level 2 in the fair value hierarchy. See Note 11—“Convertible Notes” for additional information related to the Notes.

Goodwill and Indefinite-Lived Intangible Assets

The inputs used to measure the estimated fair value of goodwill and indefinite-lived intangible assets are classified as a Level 3 fair value measurement due to the significance of unobservable inputs using company-specific information. The valuation methodology used to estimate the fair value of goodwill and indefinite-lived intangible assets is discussed in Note 5—“Goodwill” and Note 6—“Intangible Assets, Net”.

Other Investments

As of December 31, 2014 and 2015, the Company held approximately $82 million and $83 million, respectively, of investments in equity securities of privately-held companies that are accounted for using the cost method. These investments are included within other long-term assets and investments on the consolidated balance sheets. Such investments are reviewed periodically for impairment.

Note 3    Consolidated Financial Statement Details

Prepaid Expenses and Other Current Assets

As of December 31, prepaid expenses and other current assets consisted of the following (in thousands):

	2014	2015
Prepaid expenses	$132,306	$87,843
Foreign currency forward and option contract assets	122,648	84,136
Other receivables non-trade	85,893	167,198
Restricted cash(*)	23,088	29,678
Income tax receivables	44,998	220,996
Other	11,274	12,941

Total prepaid expenses and other current assets	$420,207	$602,792

(*)	The amount represents customer funds received by the Company in connection with its online e-commerce services in the Asia Pacific region that are restricted in a separate bank account.

Property and Equipment, Net

As of December 31, property and equipment, net consisted of the following (in thousands):

	2014	2015
Land	$215,740	$215,740
Buildings	780,688	840,083
Leasehold improvements(*)	210,876	252,985
Computers and equipment(*)	1,839,033	2,143,413
Capitalized software and labor	658,762	643,758
Furniture and fixtures	74,992	86,418
Assets not yet in use	125,555	83,164

	3,905,646	4,265,561
Less: accumulated depreciation and amortization(*)	(2,417,962)	(2,718,238)

Total property and equipment, net	$1,487,684	$1,547,323

(*)

The Company recorded assets under capital leases, primarily for computers and equipment and leasehold improvements, which had gross carrying values of $76 million and $82 million as of December 31, 2014 and December 31, 2015, respectively. Accumulated amortization related to these capital leases totaled $66 million and $75 million as of December 31, 2014 and December 31, 2015, respectively.

Other Long-Term Assets and Investments

As of December 31, other long-term assets and investments consisted of the following (in thousands):

	2014	2015
Deferred income taxes	$35,123	$21,745
Investments in privately-held companies	82,354	82,610
Hortonworks equity securities and warrants	202,091	163,084
Foreign currency forward and option contracts	80,280	183
Restricted cash(*)	3,818	—
Other	159,894	74,768

Total other long-term assets and investments	$563,560	$342,390

(*)	The amount represents letters of credit secured with cash.

Other Accrued Expenses and Current Liabilities

As of December 31, other accrued expenses and current liabilities consisted of the following (in thousands):

	2014	2015
Accrued content, connection, traffic acquisition, and other costs	$172,913	$252,612
Accrued compensation and related expenses	373,749	310,111
Income taxes payable(*)	(264,993)	4,181
Accrued professional service expenses	49,651	40,914
Accrued sales and marketing related expenses	16,424	40,876
Accrued restructuring costs	47,356	40,283
Current liability for uncertain tax contingencies	2,179	12,586
Other	260,430	233,095

Total other accrued expenses and current liabilities	$657,709	$934,658

(*)

Income taxes payable reflect amounts owed to taxing authorities, net of tax payments and other credits resulting from current period deductions. The December 31, 2014 balance excludes the income taxes payable related to the sale of Alibaba Group ADSs which is separately presented on the consolidated balance sheet.

Deferred and Other Long-Term Tax Liabilities

As of December 31, deferred and other long-term tax liabilities consisted of the following (in thousands):

	2014	2015
Deferred and other income tax liabilities(1)	$15,952,744	$12,312,013
Long-term liability for uncertain tax contingencies(2)	1,119,725	1,155,178

Total deferred and other long-term tax contingencies	$17,072,469	$13,467,191

Presented as:
Deferred tax liabilities related to investment in Alibaba Group(1)	$16,154,906	$12,611,867
Deferred and other long-term tax liabilities	$917,563	$855,324

(1)

Deferred and other income tax liabilities are presented on a net basis by jurisdiction. The balances as of December 31, 2014 and December 31, 2015 include the deferred tax liabilities related to investment in Alibaba Group.

(2)	Includes interest and penalties.

Accumulated Other Comprehensive Income

As of December 31, the components of accumulated other comprehensive income were as follows (in thousands):

	2014	2015
Unrealized gains on available-for-sale securities, net of tax	$22,084,960	$16,918,539
Unrealized gains (losses) on cash flow hedges, net of tax	1,856	482
Foreign currency translation, net of tax	(67,188)	(342,990)

Accumulated other comprehensive income	$22,019,628	$16,576,031

Noncontrolling Interests

As of December 31, noncontrolling interests were as follows (in thousands):

	2014	2015
Beginning noncontrolling interests	$55,688	$43,755
Distributions to noncontrolling interests	(22,344)	(15,847)
Net income attributable to noncontrolling interests	10,411	7,975

Ending noncontrolling interests	$43,755	$35,883

Other Income (Expense), Net

Other income (expense), net for 2013, 2014, and 2015 were as follows (in thousands):

	Years Ended December 31,
	2013	2014	2015
Interest, dividend, and investment income	$57,544	$26,309	$34,383
Interest expense	(14,319)	(68,851)	(71,865)
Gain on sale of Alibaba Group ADSs	—	10,319,437	—
Gain (loss) on Hortonworks warrants	—	98,062	(19,201)
Foreign exchange losses	(6,197)	(14,687)	(22,226)
Other	6,329	9,169	3,127

Total other income (expense), net	$43,357	$10,369,439	$(75,782)

Interest, dividend, and investment income consists of income earned from cash and cash equivalents in bank accounts, marketable debt securities, and dividend income on the Alibaba Group Preference Shares prior to the redemption of such shares in May 2013.

Interest expense is related to the Notes and notes payable related to building and capital lease obligations for data centers.

Gain on sale of Alibaba Group ADSs during the year ended December 31, 2014 is attributable to the pre-tax gain related to the sale of 140 million ADSs of Alibaba Group in the Alibaba Group IPO on September 24, 2014.

During the year ended December 31, 2014, the Company recorded a gain of $57 million upon the initial public offering of Hortonworks and a $41 million gain related to the mark to market of the warrants as of December 31, 2014, which were included within other income (expense), net in the consolidated statements of operations. During the year ended December 31, 2015, the Company recorded a loss of $19 million related to the mark to market of the respective warrants as of December 31, 2015, which was included within other income (expense), net in the Company’s consolidated statements of operations. Changes in the estimated fair value of the Hortonworks warrants will be recorded through other income (expense), net in the Company’s consolidated statements of operations. See Note 2—“Marketable Securities, Investments and Fair Value Disclosures” for additional information.

Foreign exchange losses consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, and unrealized and realized foreign currency transaction gains and losses, including gains and losses related to balance sheet hedges.

Other consists of gains from other non-operational items.

Reclassifications Out of Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the period ended December 31, 2013 were as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Realized gains on cash flow hedges, net of tax	$(2,080)	Revenue
Realized gains on available-for-sale securities, net of tax	(796)	Other income (expense), net

Total reclassifications for the period	$(2,876)

Reclassifications out of accumulated other comprehensive income for the period ended December 31, 2014 were as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Realized gains on cash flow hedges, net of tax	$(5,259)	Revenue
Realized gains on available-for-sale securities, net of tax	(2,218)	Other income (expense), net
Foreign currency translation adjustments (“CTA”):
Disposal of a portion of the investment in Alibaba Group, net of $30 million in tax	(50,301)	Other income (expense), net

Total reclassifications for the period	$(57,778)

Reclassifications out of accumulated other comprehensive income for the period ended December 31, 2015 were as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Realized losses on cash flow hedges, net of tax	$4,421	Revenue
Realized losses on available-for-sale securities, net of tax	174	Other income (expense), net

Total reclassifications for the period	$4,595

Note 4    Acquisitions And Dispositions

The following table summarizes acquisitions (including business combinations and asset acquisitions) completed during the three years ended December 31, 2015 (in millions):

	Purchase Price	Goodwill	Amortizable Intangibles
2013
Tumblr	$990	$749	$263
Other acquisitions	$279	$170	$95
2014
Flurry	$270	$194	$55
BrightRoll	$581	$417	$113
Other acquisitions	$66	$39	$18
2015
Polyvore	$161	$131	$19
Other acquisition	$23	$22	$5

At the completion date of each acquisition, the Company recorded goodwill where the purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is tested for impairment at the reporting unit level on an annual basis and more frequently if impairment indicators are present. As a result of the impairment testing performed on its reporting units as of October 31, 2015, the majority of the goodwill originating from these acquisitions was subsequently impaired. See Note 5—“Goodwill” for results of the goodwill impairment test.

Transactions completed in 2013

Tumblr.    On June 19, 2013, the Company completed the acquisition of Tumblr, Inc. (“Tumblr”), a blog-hosting website that allows users to post their own content as well as follow or re-blog posts made by other users. The acquisition of Tumblr brought a community of new users to Yahoo Properties and Affiliate sites.

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

The total purchase price of approximately $990 million consisted mainly of cash consideration. The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash and marketable securities acquired	$16,587
Other tangible assets acquired	76,566
Amortizable intangible assets:
Developed technology	23,700
Customer contracts and related relationships	182,400
Tradename	56,500
Goodwill	748,979

Total assets acquired	1,104,732
Liabilities assumed	(114,521)

Total	$990,211

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

The amortizable intangible assets have useful lives not exceeding six years and a weighted average useful life of six years. The purchase price exceeded the estimated fair value of the tangible and identifiable intangible assets and liabilities acquired and, as a result of the allocation, the Company recorded goodwill of $749 million in connection with this transaction. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. This acquisition brings a community of users to the Yahoo Network by deploying Yahoo’s personalization technology and search infrastructure to deliver relevant content to the Tumblr user base.

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

Transactions completed in 2014

Flurry.    On August 25, 2014, the Company completed the acquisition of Flurry, Inc. (“Flurry”), a mobile data analytics company that optimizes mobile experiences for developers, marketers, and users. The combined scale of Yahoo and Flurry created more personalized and inspiring app experiences for users and enabled more effective mobile advertising solutions for brands seeking to reach their audiences and gain cross-device insights.

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

BrightRoll.    On December 12, 2014, the Company completed the acquisition of BrightRoll, Inc. (“BrightRoll”), a leading programmatic video advertising platform. The transaction combined Yahoo’s premium-desktop and mobile video advertising inventory with BrightRoll’s programmatic video platform and publisher relationships to bring substantial value to advertisers on both platforms.

The purchase price of $581 million exceeded the estimated fair value of the net tangible and identifiable intangible assets and liabilities acquired and, as a result, the Company recorded goodwill of $417 million in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding vested options) in BrightRoll and

BrightRoll stockholders and vested option holders were paid in cash. Outstanding BrightRoll unvested options were assumed and converted into equivalent awards for Yahoo common stock valued at $25 million, which is being recognized as stock-based compensation expense as the options vest over periods of up to four years.

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

The total purchase price of approximately $581 million consisted mainly of cash consideration. The allocation of the purchase price of the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

Cash acquired	$41,899
Accounts receivable, net	99,330
Other tangible assets acquired	55,923
Amortizable intangible assets:
Developed technology	19,400
Customer contracts and related relationships	85,600
Other	8,100
Goodwill	416,580

Total assets acquired	726,832
Liabilities assumed	(145,667)

Total	$581,165

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of five years. The purchase price exceeded the estimated fair value of the tangible and identifiable intangible assets and liabilities acquired and, as a result of the allocation, the Company recorded goodwill of $417 million in connection with this transaction. Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes.

Other Acquisitions—Business Combinations.    During the year ended December 31, 2014, the Company acquired nine other companies, all of which were accounted for as business combinations. The total purchase price for these acquisitions was $66 million less cash acquired of $4 million, which resulted in a net cash outlay of $62 million. The purchase price allocation of the assets acquired and liabilities assumed based on their estimated fair values was $39 million allocated to goodwill, $18 million to amortizable intangible assets, $4 million to cash acquired, $10 million to other tangible assets, and $5 million to assumed liabilities.

Transactions completed in 2015

Polyvore.    On September 2, 2015, the Company acquired Polyvore, Inc. (“Polyvore”), a social commerce website that lets users across the globe discover and shop for their favorite products in fashion, beauty and home décor.

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

In connection with the acquisition, the Company is also recognizing stock-based compensation expense of $15 million over a period of four years. This amount is comprised of Yahoo common stock issued to the founders (which had a fair value of $15 million at the acquisition date). The Yahoo common stock held in escrow is issued to the founders and is subject to forfeiture and will be released over four years provided they remain employees of the Company.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

Cash acquired	$6,019
Other tangible assets acquired	12,057
Amortizable intangible assets:
Developed technology	17,550
Tradename	1,150
Customer contracts and related relationships	225
Goodwill	131,084

Total assets acquired	168,085
Liabilities assumed	(7,503)

Total	$160,582

The amortizable intangible assets have useful lives not exceeding five years and a weighted average useful life of three years. The purchase price of $161 million exceeded the estimated fair value of the tangible and identifiable intangible assets and liabilities acquired and, as a result of the allocation, the Company recorded goodwill of $131 million in connection with this transaction. Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. The entire goodwill amount was recorded in the Americas segment.

Other Acquisitions—During the year ended December 31, 2015, the Company acquired one other company which was accounted for as a business combination. The total purchase price for this acquisition was $23 million. The purchase price allocation of the assets acquired and liabilities assumed based on their estimated fair values was as follows: $5 million to amortizable intangibles; $4 million to net liabilities assumed; and the remainder of $22 million to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. The entire goodwill amount was recorded in the EMEA segment.

The Company’s business combinations completed during the years ended December 31, 2013, 2014 and 2015 did not have a material impact on the Company’s consolidated statements of operations and therefore proforma disclosures have not been presented.

Patent Sale and License Agreement

During 2014, the Company entered into a patent sale and license agreement for total cash consideration of $460 million. The total consideration was allocated based on the estimated relative fair value of each of the elements of the agreement: $61 million was allocated to the sale of patents (“Sold Patents”), $135 million to the license to existing patents (“Existing Patents”) and $264 million to the license of patents developed or acquired in the next five years (“Capture Period Patents”). The Company recorded $61 million as a gain on the Sold Patents during 2014. The gain on sale of these patents is recorded as a part of gain on sales of patents in the consolidated statements of operations.

The amounts allocated to the license of the Existing Patents are being recorded as revenue over the four-year payment period under the license when payments are due. The amounts allocated to the Capture Period Patents are being recorded as revenue over the five-year capture period. The Company recognized $43 million and $86 million in revenue related to the Existing Patents and the Capture Period Patents during the years ended December 31, 2014 and 2015, respectively.

Patent Sale Agreements

During 2013 and 2014, the Company entered into patent sale agreements with a wholly-owned affiliate of Alibaba Group pursuant to which the Company sold certain patents for aggregate consideration of $70 million and $23.5 million, respectively. The gains on sales of these patents are recorded as a part of gain on sales of patents in the consolidated statements of operations.

During 2014, the Company entered into a patent sale agreement with Yahoo Japan pursuant to which the Company sold certain patents for aggregate consideration of $18 million. The gain on sale of these patents of $12 million is recorded as a part of gain on sales of patents in the consolidated statements of operations.

During 2015, the Company sold certain patents and recorded a gain on sales of patents of approximately $11 million.

Note 5    Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2015 were as follows (in thousands):

	Americas(1)	EMEA(2)	Asia Pacific(3)	Total
Net balance as of January 1, 2014	$3,802,334	$546,856	$330,458	$4,679,648
Acquisitions and related adjustments	522,156	110,857	(607)	632,406
Goodwill impairment charge	—	(79,135)	(9,279)	(88,414)
Foreign currency translation adjustments	(2,271)	(46,109)	(22,690)	(71,070)

Net balance as of December 31, 2014	$4,322,219	$532,469	$297,882	$5,152,570
Acquisitions and related adjustments	130,450	21,606	—	152,056
Goodwill impairment charge	(3,929,576)	(531,261)	—	(4,460,837)
Foreign currency translation adjustments	(4,207)	(22,814)	(8,654)	(35,675)

Net balance as of December 31, 2015	$518,886	$—	$289,228	$808,114

(1)

Gross goodwill balances for the Americas segment were $3.8 billion as of January 1, 2014 and $4.4 billion as of December 31, 2015. The Americas segment includes accumulated impairment losses of $3.9 billion as of December 31, 2015.

(2)

Gross goodwill balances for the EMEA segment were $1.1 billion as of January 1, 2014 and $1.2 billion as of December 31, 2015. The EMEA segment includes accumulated impairment losses of $551 million as of January 1, 2014, and $1.2 billion as of December 31, 2015.

(3)

Gross goodwill balances for the Asia Pacific segment were $480 million as of January 1, 2014 and $448 million as of December 31, 2015. The Asia Pacific segment includes accumulated impairment losses of $150 million as of January 1, 2014 and $159 million as of December 31, 2015.

Goodwill Impairment Testing

Goodwill is not amortized but is evaluated for impairment annually (as of October 31) or whenever the Company identifies certain triggering events or circumstances that would more likely than not reduce the estimated fair value of a reporting unit below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, regulatory changes, loss of key personnel and reporting unit and macro-economic factors such as deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets.

Goodwill is tested for impairment at the reporting unit level, which is one level below the Company’s operating segments. The Company identified U.S. & Canada, Latin America, and Tumblr as the reporting units below the Americas operating segment; Europe and Middle East as the reporting units below the EMEA operating segment; and Taiwan, Hong Kong, Australia & New Zealand, India & Southeast Asia as the reporting units below the Asia Pacific operating segment. These operating segments are the same as the Company’s reportable segments.

To test for impairment, the Company uses the two-step quantitative test.

Step One

The first step of the quantitative test involves comparing the estimated fair value of the Company’s reporting units to their carrying values, including goodwill.

In 2015, the estimated fair values of the reporting units for all reporting units identified, except for Tumblr and Latin America, were estimated using a combination of a market approach and an income approach, giving equal weighting to each. This combination is deemed to be the most indicative of the reporting units’ estimated fair value in an orderly transaction between market participants and is consistent with the methodology used for the goodwill impairment test in prior years. For the Tumblr reporting unit, the fair value was estimated using an income approach which was deemed to be the most indicative of fair value in an orderly transaction between market participants. For the Latin America reporting unit, the fair value was estimated using the market approach as the income approach yielded negative cash flows and was not deemed to be comparable. Under the market approach, the Company utilizes publicly-traded comparable company information to determine revenue and earnings multiples that are used to value our reporting units. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit discounted by an estimated weighted-average cost of capital, reflecting the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The Company bases cash flow projections for each reporting unit using a forecast of cash flows and a terminal value based on the Perpetuity Growth Model. The forecast and related assumptions were derived from the most recent annual financial forecast for which the planning process commenced in the fourth quarter of 2015. The estimated fair values of the Company’s Taiwan, Hong Kong, and Australia & New Zealand reporting units exceeded their estimated carrying values and therefore goodwill in those reporting units was not impaired. In 2015, the carrying value exceeded the fair value for the following reporting units: U.S. & Canada, Europe, Tumblr and Latin America.

Step Two

For any reporting units, where the carrying value exceeds the estimated fair value, as determined in step one, the Company performs step two to measure the amount of impairment, if any. The second step of the quantitative test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. The implied fair value is calculated by allocating all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

As identified above, in step one, in 2015, the carrying value of the U.S. & Canada, Europe, Tumblr and Latin America reporting units exceeded the estimated fair value. The Company completed an assessment of the implied fair value of these reporting units, which resulted in an impairment of all goodwill for the U.S. & Canada, Europe, and Latin America reporting units and a partial impairment for the Tumblr reporting unit. The Company recorded goodwill impairment charges of $3,692 million, $531 million, $230 million and $8 million, associated with the U.S. & Canada, Europe, Tumblr, and Latin America reporting units, respectively, for the year ended December 31, 2015. The impairments were a result of a combination of factors, including a sustained decrease in our market capitalization in fourth quarter of 2015 and lower estimated projected revenue and profitability in the near term. The lower estimated projected cash flows and higher discount rates were used to estimate the fair value of each reporting unit affected by such changes. The remaining goodwill as of December 31, 2015 was $808 million, of which $519 million relates to the Tumblr reporting unit. Given the partial impairment recorded in the Tumblr reporting unit in 2015, it is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the remaining goodwill of the Tumblr reporting unit to become impaired. In addition, a future decline in market conditions and/or changes in the Company’s market share could negatively impact the market comparables, estimated future cash flows and discount rates used in the market and income approaches to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

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

Note 6    Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer, affiliate, and advertiser related relationships	$369,914	$(88,318)	$281,596
Developed technology and patents	206,422	(83,748)	122,674
Tradenames, trademarks, and domain names	107,841	(41,269)	66,572

Total intangible assets, net	$684,177	$(213,335)	$470,842

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer, affiliate, and advertiser related relationships	$355,568	$(135,513)	$220,055
Developed technology and patents	170,289	(83,380)	86,909
Tradenames, trademarks, and domain names	67,119	(26,814)	40,305

Total intangible assets, net	$592,976	$(245,707)	$347,269

(*)

Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $18 million for the both years ended as of December 31, 2014 and 2015.

The intangible assets have estimated useful lives as follows:

•	Customer, affiliate, and advertiser related relationships—two to six years;

•	Developed technology and patents—one to six years; and

•	Tradenames, trademarks, and domain names—one to seven years.

The Company recognized amortization expense for intangible assets of $97 million, $132 million, and $137 million for 2013, 2014, and 2015, respectively, including $52 million, $65 million, and $58 million, respectively, included in cost of revenue-other. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding years is as follows: 2016: $114 million; 2017: $104 million; 2018: $84 million; 2019: $44 million; 2020 and cumulatively thereafter: $1 million.

Intangibles Impairment Testing

The Company reviews identifiable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Intangible assets with indefinite useful lives are not amortized but are reviewed for impairment whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. If the Company determines that an intangible asset with an indefinite life is more likely than not impaired, a quantitative test comparing the fair value of the indefinite-lived purchased intangible asset with its carrying amount is performed. The Company estimates the fair value of indefinite-lived purchased intangible assets using an income approach. Measurement of any impairment losses on both definite-lived and indefinite-lived intangible assets are based on the excess of the carrying value of the asset over its fair value.

In the fourth quarter of 2015, the Company reviewed both definite-lived and indefinite-lived intangible assets for impairment. No impairment was identified for definite-lived intangibles. For indefinite-lived intangibles, the Company performed a quantitative test comparing the fair value of the indefinite-lived intangible assets with their carrying amount and recorded an impairment charge of $15 million related to certain indefinite-lived intangible assets in the EMEA segment.

Note 7    Basic And Diluted Net Income (Loss) Attributable To Yahoo! Inc. Common Stockholders Per Share

Basic and diluted net income (loss) attributable to Yahoo! Inc. common stockholders per share is computed using the weighted average number of common shares outstanding during the period, excluding net income attributable to participating securities (restricted stock units granted under the Directors’ Stock Plan (the “Directors’ Plan”)). Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the treasury stock method and consist of unvested restricted stock and shares underlying unvested restricted stock units, the incremental common shares issuable upon the exercise of stock options, and shares to be purchased under the 1996 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Company calculates potential tax windfalls and shortfalls by including the impact of deferred tax assets.

The Company takes into account the effect on consolidated net income (loss) per share of dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method.

For 2013 and 2014, potentially dilutive securities representing approximately 10 million and 3 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

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

The denominator for diluted net income (loss) per share also does not include any effect from the note hedges. In future periods, the denominator for diluted net income (loss) per share will exclude any effect of the note hedges, if their effect would be anti-dilutive. In the event an actual conversion of any or all of the Notes occurs, the shares that would be delivered to the Company under the note hedges are designed to neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 11—“Convertible Notes” for additional information.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2013	2014	2015
Basic:
Numerator:
Net income (loss) attributable to Yahoo! Inc.	$1,366,281	$7,521,731	$(4,359,082)
Less: Net income allocated to participating securities	(28)	(68)	—

Net income (loss) attributable to Yahoo! Inc. common stockholders—basic	$1,366,253	$7,521,663	$(4,359,082)

Denominator:
Weighted average common shares	1,052,705	987,819	939,141

Net income (loss) attributable to Yahoo! Inc. common stockholders per share—basic	$1.30	$7.61	$(4.64)

Diluted:
Numerator:
Net income (loss) attributable to Yahoo! Inc.	$1,366,281	$7,521,731	$(4,359,082)
Less: Net income allocated to participating securities	(28)	(67)	—
Less: Effect of dilutive securities issued by equity investees	(16,656)	(43,689)	—

Net income (loss) attributable to Yahoo! Inc. common stockholders—diluted	$1,349,597	$7,477,975	$(4,359,082)

Denominator:
Denominator for basic calculation	1,052,705	987,819	939,141
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock units	14,097	12,365	—
Stock options and employee stock purchase plan(*)	4,009	3,924	—

Denominator for diluted calculation	1,070,811	1,004,108	939,141

Net income (loss) attributable to Yahoo! Inc. common stockholders per share—diluted	$1.26	$7.45	$(4.64)

(*)	At the beginning of the first quarter of 2015, the Company discontinued the offering of the Employee Stock Purchase Plan to its employees. See Note 14—“Employee Benefits” for additional information.

Note 8    Investments In Equity Interests Accounted For Using The Equity Method Of Accounting

The following table summarizes the Company’s investments in equity interests using the equity method of accounting as of December 31, 2014 and 2015 (dollars in thousands):

	December 31, 2014	Percent Ownership	December 31, 2015	Percent Ownership
Yahoo Japan	$2,482,660	35.5%	$2,496,657	35.5%
Other	6,918	20%	6,572	20%

Total	$2,489,578		$2,503,229

Yahoo Japan

During April 1996, the Company signed a joint venture agreement with Softbank, as amended in September 1997, which formed Yahoo Japan. Yahoo Japan was formed to establish and manage a local version of Yahoo in Japan.

The investment in Yahoo Japan is accounted for using the equity method and the total investment, including net tangible assets, identifiable intangible assets, and goodwill, is classified as part of the investments in equity interests balance on the Company’s consolidated balance sheets. The Company records its share of the results of Yahoo Japan and any related amortization expense, one quarter in arrears within earnings in equity interests in the consolidated statements of operations.

The Company makes adjustments to the earnings in equity interests line in the consolidated statements of operations for any material differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”) issued by the International Accounting Standards Board, the standards by which Yahoo Japan’s financial statements are prepared.

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $8.3 billion as of December 31, 2015.

During the years ended December 31, 2013, 2014 and 2015, the Company received cash dividends from Yahoo Japan in the amounts of $77 million, $84 million, and $142 million, net of withholding taxes, respectively, which were recorded as reductions to the Company’s investment in Yahoo Japan.

During the year ended December 31, 2014, the Company sold data center assets and assigned a data center lease to Yahoo Japan for cash proceeds of $11 million and recorded a net gain of approximately $5 million.

The following tables present summarized financial information derived from Yahoo Japan’s consolidated financial statements, which are prepared on the basis of IFRS. The Company has made adjustments to the Yahoo Japan financial information to address differences between IFRS and U.S. GAAP that materially impact the summarized financial information below. Any other differences between U.S. GAAP and IFRS did not have any material impact on the Yahoo Japan summarized financial information presented below (in thousands):

	Twelve Months Ended September 30,
	2013	2014	2015
Operating data:
Revenue	$4,296,522	$4,046,412	$3,769,410
Gross profit	$3,577,001	$3,262,450	$2,983,880
Income from operations	$2,150,644	$1,896,368	$1,609,403
Net income	$1,365,443	$1,236,583	$1,092,657
Net income attributable to Yahoo Japan	$1,355,457	$1,225,221	$1,092,048

	September 30,
	2014	2015
Balance sheet data:
Current assets	$6,095,559	$6,150,688
Long-term assets	$1,973,946	$2,430,699
Current liabilities	$1,948,540	$2,003,960
Long-term liabilities	$35,418	$245,834
Noncontrolling interests	$66,998	$165,601

Since acquiring its equity interest in Yahoo Japan, the Company has recorded cumulative earnings in equity interests, net of dividends received and related taxes on dividends, of $3.3 billion and $3.7 billion as of December 31, 2014 and 2015, respectively.

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $264 million, $253 million, and $228 million, respectively, for the years ended December 31, 2013, 2014, and 2015. As of December 31, 2014 and 2015, the Company had net receivable balances from Yahoo Japan of approximately $47 million and $37 million, respectively.

Alibaba Group

Equity Investment in Alibaba Group.    Prior to the closing of the Alibaba Group IPO in September 2014, the Company’s investment in Alibaba Group was accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets, and goodwill, was classified as part of investments in equity interests balance on the Company’s consolidated balance sheets. Prior to the Alibaba Group IPO, the Company recorded its share of the results of Alibaba Group one quarter in arrears within earnings in equity interests in the consolidated statements of operations, including any related tax impacts related to the earnings in equity interest.

Technology and Intellectual Property License Agreement.    As a result of the Alibaba Group IPO, Alibaba Group’s obligation to make royalty payments under the TIPLA ceased on September 24, 2014 and the Company’s recognition of the remaining TIPLA deferred revenue was completed on September 18, 2015. The Company recognized approximately $259 million, $281 million and $199 million for the years ended December 31, 2013, 2014 and 2015, respectively, related to the TIPLA.

Note 9    Foreign Currency Derivative Financial Instruments

The Company uses derivative financial instruments, primarily forward contracts and option contracts, to mitigate risk associated with adverse movements in foreign currency exchange rates.

The Company records all derivatives in the consolidated balance sheets at fair value, with assets included in prepaid expenses and other current assets or other long-term assets, and liabilities included in accrued expenses and other current liabilities or other long-term liabilities. The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The effective portions of net investment hedges are recorded in other comprehensive income as a part of the cumulative translation adjustment. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income until the hedged item is recognized in revenue on the consolidated statements of operations when the underlying hedged revenue is recognized. Any ineffective portions of net investment hedges and cash flow hedges are recorded in other income (expense), net on the Company’s consolidated statements of operations. For balance sheet hedges, changes in the fair value are recorded in other income (expense), net on the Company’s consolidated statements of operations.

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

Designated as Hedging Instruments

Net Investment Hedges.    The Company currently hedges, on an after-tax basis, a portion of its net investment in Yahoo Japan with forward contracts and option contracts to reduce the risk that its investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. The total of the after-tax net investment hedge was less than the Yahoo Japan investment balance as of both December 31, 2014 and 2015. As such, the net investment hedge was considered to be effective.

Cash Flow Hedges.    The Company entered into foreign currency forward contracts designated as cash flow hedges of varying maturities through January 31, 2017. The cash flow hedges were considered to be effective as of December 31, 2013, 2014 and 2015. All of the forward contracts designated as cash flow hedges that were settled were reclassified to revenue within fiscal years 2013, 2014 and 2015, and the Company recognized the hedge forecasted revenue related to these contacts as of December 31, 2013, 2014 and 2015. All current outstanding cash flow hedges are expected to be reclassified into revenue during 2016. For the years ended December 31, 2013, 2014 and 2015, the amounts recorded in other income (expense), net as a result of hedge ineffectiveness were not material.

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

Notional amounts of the Company’s outstanding derivative contracts as of December 31, 2013, 2014 and 2015 (in millions) were as follows:

	December 31,
	2013	2014	2015
Derivatives designated as hedging instruments:
Net investment hedge forward and option contracts	$1,341	$1,647	$1,150
Cash flow hedge forwards	$56	$222	$75
Derivatives not designated as hedging instruments:
Balance sheet hedges	$393	$243	$225

Foreign currency derivative activity for the year ended December 31, 2014 was as follows (in millions):

	Beginning Fair Value	Settlement Payment (Receipt)	Gain (Loss) Recorded in Other Income (Expense), Net	Gain (Loss) Recorded in Other Comprehensive Income (Loss)		Gain (Loss) Recorded in Revenue	Ending Fair Value
Derivatives designated as hedging instruments:
Net investment hedges	$209	$(234)	$—	$210	(*)	$—	$185
Cash flow hedges	$4	$(4)	$(1)	$1		$8	$8
Derivatives not designated as hedging instruments:
Balance sheet hedges	$—	$(12)	$16	$—		$—	$4

(*)

This amount does not reflect the tax impact of $79 million recorded during the twelve months ended December 31, 2014. The $131 million after tax impact of the gain recorded within other comprehensive income (Loss) was included in accumulated other comprehensive income on the Company’s consolidated balance sheets as of December 31, 2014.

Foreign currency derivative activity for the year ended December 31, 2015 was as follows (in millions):

	Beginning Fair Value	Settlement Payment (Receipt)	Gain (Loss) Recorded in Other Income (Expense), Net	Gain (Loss) Recorded in Other Comprehensive Income (Loss)		Gain (Loss) Recorded in Revenue	Ending Fair Value
Derivatives designated as hedging instruments:
Net investment hedges	$185	$(117)	$1	$5	(*)	$—	$74
Cash flow hedges	$8	$—	$(1)	$(2)		$(3)	$2
Derivatives not designated as hedging instruments:
Balance sheet hedges	$4	$(21)	$19	$—		$—	$2

(*)

This amount does not reflect the tax impact of $2 million recorded during the twelve months ended December 31, 2015. The $3 million after tax impact of the gain recorded within other comprehensive income (Loss) was included in accumulated other comprehensive income on the Company’s consolidated balance sheets as of December 31, 2015.

Foreign currency derivative contracts balance sheet location and ending fair value was as follows (in millions):

	Balance Sheet Location		December 31, 2014	December 31, 2015
Derivatives designated as hedging instruments:
Net investment hedges	Asset	(1)	$190	$79
	Liability	(2)	$(5)	$(5)
Cash flow hedges	Asset	(1)	$8	$2
	Liability	(2)	$—	$—

Derivatives not designated as hedging instruments:
Balance sheet hedges	Asset	(1)	$5	$3
	Liability	(2)	$(1)	$(1)

(1)	Included in prepaid expenses and other current assets or other long-term assets and investments on the consolidated balance sheets.

(2)	Included in accrued expenses and other current liabilities or other long-term liabilities on the consolidated balance sheets.

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

As of December 31, 2015, the Company was in compliance with the financial covenants in the Credit Agreement and no amounts were outstanding.

Note 11    Convertible Notes

0.00% Convertible Senior Notes

As of December 31, 2015, the Company had $1.4 billion principal amount of Notes outstanding. In 2013, the Company issued the Notes. The Notes were sold under a purchase agreement, dated November 20, 2013, with J.P. Morgan Securities LLC and Goldman, Sachs & Co., as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”). The Notes were sold to the Initial Purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

In connection with the issuance of the Notes, the Company entered into an indenture (the “Indenture”) with respect to the Notes with The Bank of New York Mellon Trust Company, N.A., as trustee. Under the Indenture, the Notes are senior unsecured obligations of Yahoo, the Notes do not bear regular interest. The Notes mature on December 1, 2018, unless previously purchased or converted in accordance with their terms prior to such date. The Company may not redeem Notes prior to maturity. However, holders of the Notes may convert them at certain times and upon the occurrence of certain events in the future, as outlined in the indenture governing the Notes (the “Indenture”). Holders of the Notes who convert in connection with a “make-whole fundamental change,” as defined in the Indenture, may require Yahoo to purchase for cash all or any portion of their Notes at a purchase price equal to 100 percent of the principal amount, plus accrued and unpaid special interest as defined in the Indenture, if any. The Notes are convertible, subject to certain conditions, into shares of Yahoo common stock at an initial conversion rate of 18.7161 shares per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $53.43 per share), subject to adjustment upon the occurrence of certain events. Certain corporate events described in the Indenture may increase the conversion rate for holders who elect to convert their Notes in connection with such corporate event should they occur. Upon conversion of the Notes, holders will receive cash, shares of Yahoo’s common stock, or a combination thereof, at Yahoo’s election. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company will deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread). The conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method. As of December 31, 2015, none of the conditions allowing holders of the Notes to convert had been met.

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

In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the $1.4 billion liability component are being amortized to expense over the term of the Notes, and issuance costs attributable to the $306 million equity component were included with the equity component in stockholders’ equity. Additionally, the Company recorded a deferred tax liability of $37 million on a portion of the equity component transaction costs which are deductible for tax purposes.

The Notes consist of the following (in thousands):

	December 31, 2014	December 31, 2015
Liability component:
Principal	$1,437,500	$1,437,500
Less: note discount	(267,077)	(204,015)

Net carrying amount	$1,170,423	$1,233,485

Equity component(*)	$305,569	$305,569

(*)	Recorded on the consolidated balance sheet within additional paid-in capital.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Years Ended December 31,
	2013	2014	2015
Accretion of convertible note discount	$4,846	$59,838	$63,061

The estimated fair value of the Notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of debt instruments (the carrying value excludes the equity component of the Notes classified in equity) were as follows (in thousands):

	December 31, 2014		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$1,175,240	$1,170,423	$1,250,124	$1,233,485

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

Note 12    Commitments And Contingencies

Lease Commitments.    The Company leases office space and data centers under operating and capital lease agreements with original lease periods of up to 15 years which expire between 2016 and 2025.

In December 2014, the Company entered into a 10-year lease agreement for three buildings in Los Angeles, California. As of December 31, 2015, the total expected minimum operating lease commitment is $40 million for two buildings and $20 million in construction liabilities for one building which is accounted for as a build-to-suit lease. The Company has the option to renew the lease for two consecutive renewal terms of either five years or seven years each.

Rent expense for all operating leases was approximately $77 million, $86 million, and $77 million for 2013, 2014, and 2015, respectively.

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

A summary of gross and net lease commitments as of December 31, 2015 was as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Years ending December 31,
2016	$121	$(13)	$108
2017	91	(11)	80
2018	63	(8)	55
2019	48	(6)	42
2020	35	(3)	32
Due after 5 years	104	(5)	99

Total gross and net lease commitments	$462	$(46)	$416

Capital Lease Commitments
Years ending December 31,
2016	$15
2017	10
2018	9
2019	5
2020	—
Due after 5 years	—

Gross capital lease commitments	$39
Less: interest	6

Net capital lease commitments included in other accrued expenses and current liabilities and other long-term liabilities	$33

Affiliate Commitments.    The Company is obligated to make payments, which represent TAC, to its Affiliates. As of December 31, 2015, these commitments totaled $1,539 million, of which $383 million will be payable in 2016, $375 million will be payable in 2017, $375 million will be payable in 2018, $375 million will be payable in 2019, and $31 million will be payable in 2020.

Non-cancelable Obligations.    The Company is obligated to make payments under various non-cancelable arrangements with vendors and other business partners, principally for marketing, bandwidth, co-location, and content arrangements. As of December 31, 2015, these commitments totaled $136 million, of which $91 million will be payable in 2016, $25 million will be payable in 2017, $18 million will be payable in 2018, $2 million will be payable in 2019, and less than $1 million will be payable in 2020 and thereafter.

Intellectual Property Rights.    The Company is committed to make certain payments under various intellectual property arrangements of up to $16 million through 2023.

Construction Liabilities.    The Company capitalizes construction in progress and records a corresponding long-term liability for build-to-suit lease agreements where the Company is considered as the owner during the construction period for accounting purposes. These liabilities relate to one corporate building in Los Angeles, California. The estimated timing and amounts of payments for rent associated with the build-to-suit lease arrangement that has not been placed in service totaled $20 million, of which $1 million will be payable in 2016, $2 million will be payable in 2017, $2 million will be payable in 2018, $2 million will be payable in 2019, $2 million will be payable in 2020, and $11 million will be payable thereafter.

Note Payable Obligations.    The Company is obligated to make payments for notes payable related to two buildings in Sunnyvale, California. The estimated timing and amounts of payments totaled $56 million, of which $4 million will be payable in 2016, $5 million will be payable in 2017, $5 million will be payable in 2018, $5 million will be payable in 2019, $5 million will be payable in 2020, and $32 million will be payable thereafter.

Standby Letters of Credit.    As of December 31, 2015, the Company had outstanding potential obligations relating to standby letters of credit of $42 million. Standby letters of credit are financial guarantees provided by third parties for ongoing operating liabilities such as leases, utility bills, taxes, and insurance. If any letter of credit is drawn upon by a beneficiary, the Company is obligated to reimburse the provider of the guarantee. The standby letters of credit generally renew annually.

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

As of December 31, 2015, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

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

Stockholder and Securities Matters.    Since May 31, 2011, several related stockholder derivative suits were filed in the Santa Clara County Superior Court (“California Derivative Litigation”) and the U.S. District Court for the Northern District of California (“Federal Derivative Litigation”) purportedly on behalf of the Company against certain officers and directors of the Company and third parties. The California Derivative Litigation was filed by plaintiffs Cinotto, Lassoff, Zucker, and Koo, and consolidated under the caption In re Yahoo! Inc. Derivative Shareholder Litigation on June 24, 2011 and September 12, 2011. The Federal Derivative Litigation was filed by plaintiffs Salzman, Tawila, and Iron Workers Mid-South Pension Fund and consolidated under the caption In re Yahoo! Inc. Shareholder Derivative Litigation on October 3, 2011. The plaintiffs allege breaches of fiduciary duties, corporate waste, mismanagement, abuse of control, unjust enrichment, misappropriation of corporate assets, or contribution, and seek damages, equitable relief, disgorgement, and corporate governance changes in connection with Alibaba Group’s restructuring of its subsidiary Alipay.com Co., Ltd. (“Alipay”) and related disclosures. On June 7, 2012, the courts approved stipulations staying the California Derivative Litigation pending resolution of the Federal Derivative Litigation, and deferring the Federal Derivative Litigation pending a ruling on the motion to dismiss filed by the defendants in the related stockholder class actions, which are discussed below. The Federal Derivative Litigation was stayed pending resolution of the appeal filed by the plaintiffs in the related stockholder class actions, which now has concluded as described below. The Company has filed a motion to dismiss the Federal Derivative Litigation. On December 23, 2015, the court dismissed the Federal Derivative Litigation with prejudice.

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

On January 27, 2016, a stockholder action captioned UCFW Local 1500 Pension Fund v. Marissa Mayer, et al., was filed in the U.S. District Court for the Northern District of California against the Company, and certain current and former officers and directors of the Company, including all current members of the Board. The complaint asserts both derivative claims, purportedly on behalf of Yahoo, and class action claims, purportedly on behalf of the plaintiff and all similarly situated stockholders who owned shares of Yahoo common stock at any time since January 27, 2013 and who continued to own such shares through and including January 6, 2016. The complaint purports to bring claims under the Investment Company Act of 1940, as well as claims for breach of fiduciary duty and unjust enrichment. Plaintiff seeks to rescind Yahoo’s employment contracts with the individual defendants because those defendants allegedly caused Yahoo to illegally operate as an unregistered investment company in breach of their fiduciary duties. Plaintiff seeks disgorgement in favor of Yahoo, monetary damages, rescission, declaratory relief, equitable relief, and an award of attorneys’ fees and costs.

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

TCPA Litigation Concerning Yahoo Messenger.    On March 21, 2014 and April 16, 2014, civil complaints were filed in the United States District Court for the Northern District of Illinois by plaintiffs Rachel Johnson and Zenaida Calderin, respectively, against Yahoo, alleging that the process by which Yahoo Messenger sends a notification SMS message in addition to delivering a user’s instant message to a recipient’s cellular telephone constitutes a violation of the Telephone Consumer Protection Act (“TCPA”), 47 U.S.C. § 227. The penalty per violation ranges from $500 to $1,500. The complaints, which are consolidated, seek statutory damages for a purported class of plaintiffs. In January 2016, the District Court denied class certification treatment proposed by plaintiff Calderin, but certified a class proposed by plaintiff Johnson comprising more than 300,000 potential members. The Company sought permission from the United States Court of Appeals for the Seventh Circuit to appeal the District Court’s certification order, which the Court of Appeals denied. No decision has been made on the merits of plaintiffs’ claims, which the Company is defending vigorously. The Company is also defending related litigation in the United States District Court for the Southern District of California, which denied class certification in September 2015.

The Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters described above. The Company has also determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to the Company’s legal proceedings, including the matters described above, other than the remaining Mexico matter, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of December 31, 2015 were not material. The Company did not accrue for the judgment in Mexico, which was reversed as explained above. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo, its subsidiaries, directors, or officers in these matters, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against these claims.

Note 13    Stockholders’ Equity

The Board has the authority to issue up to 10 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

Stock Repurchases.    In November 2013, the Board authorized a stock repurchase program with an authorized level of $5 billion. The November 2013 program, according to its terms, will expire in December 2016. The aggregate amount remaining under the November 2013 repurchase program was approximately $930 million and $726 million at December 31, 2014 and 2015, respectively. In March 2015, the Board authorized an additional stock repurchase program with an authorized level of

$2 billion. The March 2015 program, according to its terms, will expire in March 2018. The aggregate amount available under the March 2015 repurchase program was $2 billion at December 31, 2015. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan.

During the year ended December 31, 2015, the Company repurchased approximately 4 million shares of its common stock under its November 2013 program at an average price of $47.65 per share for a total of $204 million.

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

During the year ended December 31, 2013, the Company repurchased approximately 129 million shares of its common stock under a previous stock repurchase program approved by the Company’s Board in May 2012 at an average price of $25.95 per share for a total of $3.3 billion. These repurchases included the Company’s repurchase of 40 million shares of its common stock beneficially owned by Third Point LLC on July 25, 2013. These shares were repurchased pursuant to a purchase agreement entered into on July 22, 2013, prior to the market opening for trading in Yahoo stock, and at $29.11 per share, which was the closing price of the Company’s common stock on July 19, 2013. The total purchase price for these shares was $1.2 billion. The repurchase transaction was funded primarily with cash as well as borrowings of $150 million under the Company’s unsecured revolving credit facility that have been repaid. The May 2012 stock repurchase program was exhausted during the first quarter of 2014.

Retirements.    During the year ended December 31, 2013, the Company retired 198 million shares, resulting in reductions of $198,000 in common stock, $1.6 billion in additional paid-in capital, and $2.9 billion in retained earnings. During the year ended December 31, 2014, the Company retired 94 million shares, resulting in reductions of $94,000 in common stock, $795 million in additional paid-in capital, and $2.9 billion in retained earnings. During the year ended December 31, 2015, the Company did not retire any of its remaining treasury stock.

Note 14    Employee Benefits

Benefit Plans.    The Company maintains the Yahoo! Inc. 401(k) Plan (the “401(k) Plan”) for its full-time employees in the U.S. The 401(k) Plan allows employees of the Company to contribute up to the Internal Revenue Code prescribed maximum amount. Employees may elect to contribute from 1 to 100 percent of their annual compensation to the 401(k) Plan. The Company matches employee contributions at a rate of 25 percent, up to the IRS prescribed amount. Both employee and employer contributions vest immediately upon contribution. During 2013, 2014, and 2015, the Company’s contributions to the 401(k) Plan amounted to approximately $18 million, $19 million, and $21 million, respectively. The Company also contributed approximately $17 million, $16 million, and $15 million to its other defined contribution retirement benefit plans outside of the U.S. for 2013, 2014, and 2015, respectively.

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

The Stock Plan provides for the issuance of a maximum of 784 million shares of which 97 million shares were still available for award grant purposes as of December 31, 2015. Each share of the Company’s common stock issued in settlement of “full-value awards” (which include all awards other than options and stock appreciation rights) granted on or after June 25, 2009 under the Stock Plan counted as 1.75 shares against the Stock Plan’s share limit. Each share of the Company’s common stock issued in settlement of “full-value awards” granted on or after June 25, 2014 under the Stock Plan is counted as 2.5 shares against the Stock Plan’s share limit.

The Directors’ Plan provides for the grant of nonqualified stock options and restricted stock units to non-employee directors of the Company. The Directors’ Plan provides for the issuance of up to

9 million shares of the Company’s common stock, of which approximately 5 million were still available for award grant purposes as of December 31, 2015. Each share of the Company’s common stock issued in settlement of restricted stock units granted after the Company’s 2006 annual meeting of shareholders under the Directors’ Plan is counted as 1.75 shares against the Directors’ Plan’s share limit.

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

Employee Stock Purchase Plan.    During the first quarter of 2015, the Company discontinued the offering of the Employee Stock Purchase Plan to its employees. The Employee Stock Purchase Plan allowed employees to purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their compensation subject to certain Internal Revenue Code limitations. Prior to November 2012, the price of common stock purchased under the plan was equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each 24-month offering period or the specified purchase date. Beginning in November 2012, the Employee Stock Purchase Plan was modified to consist of three-month offering periods. The price of the common stock purchased under the plan after November 2012 was equal to 90 percent of the lower of the fair market value of the common stock on the commencement date of each three-month offering period or the specified purchase date.

For the years ended December 31, 2013, 2014, and 2015, stock-based compensation expense related to the activity under the plan was $16 million, $12 million, and $2 million, respectively. As of December 31, 2015, there was no unamortized stock-based compensation expense related to the Company’s Employee Stock Purchase Plan.

Stock Options.    The Company’s Stock Plan, the Directors’ Plan, and stock-based awards assumed through acquisitions (including stock-based commitments related to continued service of acquired employees, such as holdbacks by Yahoo of shares of Yahoo common stock issued to founders of acquired companies in connection with certain of the Company’s acquisitions) are collectively referred to as the “Plans”. Stock option activity under the Company’s Plans for the year ended December 31, 2015 is summarized as follows (in thousands, except years and per share amounts):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014(1)	9,225	$18.57	4.33	$274,072
Options granted	—	$—
Options assumed in acquisitions	407	$11.89
Options exercised(2)	(2,168)	$16.23
Options expired	(585)	$19.09
Options cancelled/forfeited	(357)	$19.75

Outstanding at December 31, 2015(1)	6,522	$18.82	4.03	$103,230

Vested and expected to vest, at December 31, 2015(3)	6,338	$17.48	3.98	$100,310

Exercisable at December 31, 2015	3,925	$17.40	3.42	$62,553

(1)	Includes shares subject to performance-based stock options for which performance goals had not been set as of the date shown.

(2)	The Company generally issues new shares to satisfy stock option exercises.

(3)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted average grant date fair values of all options granted and assumed in the years ended December 31, 2013, 2014, and 2015 were $18.72, $31.31, and $20.31 per share, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on December 31, 2015 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2015.

The total intrinsic values of options exercised in the years ended December 31, 2013, 2014, and 2015 were $122 million, $167 million, and $53 million, respectively.

As of December 31, 2015, there was $17 million of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.7 years.

Cash received from option exercises and purchases of shares under the Employee Stock Purchase Plan for the year ended December 31, 2015 was $59 million.

The total net tax benefit attributable to stock options exercised in the year ended December 31, 2015 was $15 million.

The fair value of option grants, including assumed options from acquisitions, is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options			Purchase Plan(5)
	Years Ended December 31,			Years Ended December 31,
	2013	2014	2015	2013	2014
Expected dividend yield(1)	0%	0%	0%	0%	0%
Risk-free interest rate(2)	0.7%	1.4%	0.9%	0.1%	0%
Expected volatility(3)	33.3%	34.5%	34.5%	31.7%	36.8%
Expected life (in years)(4)	3.60	3.83	2.50	0.25	0.25

(1)	The Company currently has no history or expectation of paying cash dividends on its common stock in the near future.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the awards in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the implied volatility of publicly traded options on its common stock, with a term of one year or greater.

(4)

The expected life of stock options granted under the Plans is based on historical exercise patterns, which the Company believes are representative of future behavior. New grants issued by the Company had an expected life of 4 years in 2013 and 4 years in 2014. In 2015, the Company did not issue new stock options. Options assumed in acquisitions had expected lives of less than 3 years.

(5)

Assumptions for the Employee Stock Purchase Plan relate to the annual average of the enrollment periods. During the year ended December 31, 2012, enrollment was permitted in May and November of each year. Beginning in 2013, enrollment was permitted in February, May, August, and November of each year. During the first quarter of 2015, the Company discontinued the offering of the Employee Stock Purchase Plan to its employees.

Restricted Stock and Restricted Stock Units.    Restricted stock and restricted stock unit activity under the Plans for the year ended December 31, 2015 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share
Awarded and unvested at December 31, 2014(1)	40,677	$32.38
Granted(2)	16,899	$41.53
Assumed in acquisitions	—	$—
Vested	(16,969)	$29.61
Forfeited	(11,868)	$32.99

Awarded and unvested at December 31, 2015(1)	28,739	$39.15

(1)

Includes the maximum number of shares issuable under the Company’s performance-based restricted stock unit awards (including future-year tranches for which performance goals had not been set) as of the date shown.

(2)	Includes the maximum number of shares issuable under the performance-based restricted stock unit awards granted during the year ended December 31, 2015 (including future-year tranches for which performance goals had not been set during the period); excludes tranches of previously granted performance-based restricted stock units for which performance goals were set during the year ended December 31, 2015.

As of December 31, 2015, there was $685 million of unamortized stock-based compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.3 years.

The total fair value of restricted stock awards vested during the years ended December 31, 2013, 2014, and 2015 was $220 million, $415 million, and $502 million, respectively.

During the year ended December 31, 2015, 17 million shares that were subject to previously granted restricted stock units vested. These vested restricted stock awards were net share settled. The Company withheld 7 million shares based upon the Company’s closing stock price on the vesting date, to satisfy the Company’s tax withholding obligation relating to the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $258 million for the year ended December 31, 2015 and are reflected as a financing activity within the consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

In 2013, 2014, and 2015, $64 million, $150 million, and $58 million, respectively, of excess tax benefits from stock-based awards for options exercised and restricted stock awards that vested in current and prior periods were included as a source of cash flows from financing activities. These excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised and restricted stock awards that vested in current and prior periods. The Company has accumulated excess tax deductions relating to stock options exercised and restricted stock awards that vested prior to January 1, 2006 available to reduce income taxes otherwise payable. To the extent such deductions reduce income taxes payable in the current year, they are reported as financing activities in the consolidated statements of cash flows.

Performance-Based Executive Incentive Equity Awards

CEO 2012 Annual Equity Awards.    Marissa A. Mayer, the Company’s Chief Executive Officer, received an equity award for 2012 that vested over three years. A total of $6 million of the grant date fair value of this equity award was granted as restricted stock units on July 26, 2012 and vested over three years. The remaining portion of this equity award (valued at $6 million per Ms. Mayer’s offer letter from the Company) was granted in November 2012 as a performance-based stock option that vested over the two and a half years after July 26, 2012, subject to satisfaction of performance criteria. See below for additional discussion of the performance-based stock options.

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

Note 15    Restructuring Charges, Net

Restructuring charges, net consists of employee severance pay and related costs, accelerations of stock-based compensation expense, facility restructuring costs, contract termination and other non-cash charges associated with the exit of facilities, as well as reversals of restructuring charges arising from changes in estimates.

For the years ended December 31, 2013, 2014, and 2015, restructuring charges, net was comprised of the following (in thousands):

	Year Ended December 31,
	2013	2014	2015
Employee severance pay and related costs	$12,337	$30,749	$69,042
Non-cancelable lease, contract termination, and other charges	15,822	79,317	36,526
Reversals of previous charges	(24,940)	(3,222)	(7,404)
Non-cash accelerations of stock-based compensation expense	—	—	2,705
Other non-cash charges (credits), net	547	(3,394)	3,150

Restructuring charges, net	$3,766	$103,450	$104,019

Although the Company does not allocate restructuring charges to its segments, the amounts of the restructuring charges relating to each segment are presented below. For the years ended December 31, 2013, 2014, and 2015, restructuring charges, net consists of the following (in thousands):

	Year Ended December 31,
	2013	2014	2015
Americas	$571	$76,134	$68,637
EMEA	2,862	25,612	31,251
Asia Pacific	333	1,704	4,131

Restructuring charges, net	$3,766	$103,450	$104,019

The Company has implemented multiple restructuring plans to reduce its cost structure, align resources with its product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers.

The Company’s restructuring accrual activity for the years ended December 31, 2014 and 2015 is summarized as follows (in thousands):

Total
Accrual balance as of December 31, 2013	$30,096
Restructuring charges	103,450
Cash paid	(52,301)
Foreign currency translation and other adjustments	2,363

Accrual Balance as of December 31, 2014	$83,608
Restructuring charges	104,019
Cash paid	(114,749)
Non-cash accelerations of stock-based compensation expense	(2,705)
Foreign currency translation and other adjustments	(4,282)

Accrual Balance as of December 31, 2015	$65,891

The $66 million restructuring liability as of December 31, 2015 consisted of $15 million for employee severance expenses, which the Company expects to pay out by the end of the second quarter of 2017, and $51 million related to non-cancelable lease costs, which the Company expects to pay over the terms of the related obligations through the fourth quarter of 2025, less estimated sublease income.

As of December 31, restructuring accruals were included on the Company’s consolidated balance sheets as follows (in thousands):

	2014	2015
Accrued expenses and other current liabilities	$47,356	$40,283
Other long-term liabilities	36,252	25,608

Total restructuring accruals	$83,608	$65,891

As of December 31, restructuring accruals by segment consisted of the following (in thousands):

	2014	2015
Americas	$65,949	$47,054
EMEA	16,797	18,389
Asia Pacific	862	448

Total restructuring accruals	$83,608	$65,891

See Note 20—“Subsequent Events” for additional information.

Note 16    Income Taxes

The components of income (loss) before income taxes and earnings in equity interests are as follows (in thousands):

	Years Ended December 31,
	2013	2014	2015
United States	$538,824	$10,572,290	$(4,394,462)
Foreign	94,459	(59,909)	(429,814)

Income (loss) before income taxes and earnings in equity interests	$633,283	$10,512,381	$(4,824,276)

The provision (benefit) for income taxes is composed of the following (in thousands):

	Years Ended December 31,
	2013	2014	2015
Current:
United States federal	$138,032	$3,067,395	$(89,498)
State	49,872	454,261	9,426
Foreign	49,790	50,573	32,815

Total current provision (benefit) for income taxes	$237,694	$3,572,229	$(47,257)

Deferred:
United States federal	(63,166)	348,887	(20,507)
State	(22,498)	120,938	(31,374)
Foreign	1,362	(3,952)	9,540

Total deferred provision (benefit) for income taxes	$(84,302)	$465,873	$(42,341)

Provision (benefit) for income taxes	$153,392	$4,038,102	$(89,598)

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes and earnings in equity interests as follows (in thousands):

	Years Ended December 31,
	2013	2014	2015
Income tax at the U.S. federal statutory rate of 35 percent	$221,648	$3,679,333	$(1,688,496)
State income taxes, net of federal benefit	23,000	400,824	(7,912)
Stock-based compensation expense	16,015	8,132	9,508
Research tax credits	(18,036)	(23,775)	(15,659)
Effect of non-U.S. operations	(47,968)	(53,079)	165,203
Settlement with tax authorities	(46,943)	(24,870)	(1,981)
Remeasurement of prior year tax positions	(24,246)	—	(5,286)
Acquisition related non-deductible expenses	9,296	16,881	15,970
Tax liquidation of acquired entities	—	—	(56,170)
Goodwill impairment charge	22,244	30,945	1,486,792
Intangible Impairment	—	—	2,468
Other	(1,618)	3,711	5,965

Provision (benefit) for income taxes	$153,392	$4,038,102	$(89,598)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2015
Deferred income tax assets:
Net operating loss and tax credit carryforwards	$156,385	$185,425
Stock-based compensation expense	55,951	34,644
Non-deductible accrued expenses	118,457	114,519
Deferred revenue	90,023	10,153
Fixed assets	18,059	14,096
Federal benefits relating to tax positions	320,185	308,347
Other	8,104	8,580

Gross deferred income tax assets	767,164	675,764
Valuation allowance	(23,853)	(29,001)

Deferred income tax assets	$743,311	$646,763

Deferred income tax liabilities:
Purchased intangible assets	$(200,569)	$(86,905)
Fixed assets	(174,196)	(146,234)
Alibaba unrealized gains	(16,154,906)	(12,611,867)
Unrealized income in investments	(75,368)	(85,761)
Restructuring liabilities	(8,224)	(4,046)
Other	(3,271)	(2,216)

Deferred income tax liabilities	$(16,616,534)	$(12,937,029)

Net deferred income tax liabilities	$(15,873,223)	$(12,290,266)

As of December 31, 2015, the Company’s federal and California net operating loss carryforwards for income tax purposes were approximately $338 million and $152 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax law. If not utilized, the federal and California net operating loss carryforwards will begin to expire in 2021.

In the three months ended March 31, 2015, the Company satisfied the $3.3 billion income tax liability related to the sale by Yahoo! Hong Kong Holdings Limited, our wholly-owned subsidiary, of Alibaba Group ADSs in the Alibaba Group IPO on September 24, 2014. As of December 31, 2015 the Company accrued deferred tax liabilities of $12.6 billion associated with the 384 million ordinary shares of Alibaba Group (“Alibaba Group shares”) retained by the Company. Such deferred tax liabilities are subject to periodic adjustments due to changes in the fair value of the Alibaba Group shares.

On December 18, 2015, the Protecting Americans from Tax Act of 2015 was signed into law, extending 2015 federal research and development credit. As such, the provision for income taxes for the year ended December 31, 2015 reflects the benefit of the 2015 federal research and development tax credit. The Company’s state research tax credit carryforward for income tax purposes is approximately $168 million and it can be carried forward indefinitely. Tax credit carryforwards that result from the exercise of employee stock options are not recorded on the Company’s consolidated balance sheets and are accounted for as a credit to additional paid-in capital if and when realized through a reduction in income taxes payable.

The income tax receivable as of December 31, 2015 increased from December 31, 2014 primarily due to a loss incurred in 2015 that can be carried back to earlier years for a cash tax refund for U.S. federal income tax purposes.

The Company has a valuation allowance of approximately $24 million and $29 million as of December 31, 2014 and 2015 against certain deferred income tax assets that are not more likely than not to be realized in future periods. In evaluating the Company’s ability to realize its deferred income tax assets, the Company considers all available positive and negative evidence, including operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction by jurisdiction basis. The valuation allowance as of December 31, 2015 relates to certain foreign and some U.S. states deferred tax assets that are not more likely than not to be realized. The Company continues to monitor its business strategies, weighing positive and negative evidences in assessing its realization of deferred tax assets.

In 2012, the Company made a one-time distribution of foreign earnings resulting in an overall net benefit of $117 million. During 2013, the Company recorded an additional net benefit of $36 million related to this distribution. In 2014, the Company recorded a detriment of $8 million to account for the corresponding adjustments from the IRS on foreign earnings available at the time of the 2012 repatriation. As of December 31, 2015, the Company does not anticipate a repatriation of its undistributed foreign earnings of approximately $3.3 billion. Those earnings are principally related to its equity method investment in Yahoo Japan. If these earnings were to be repatriated in the future, the Company may be subject to additional U.S. income taxes. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

The total amount of gross unrecognized tax benefits was $1.1 billion as of December 31, 2015, of which up to $0.7 billion would affect the Company’s effective tax rate if realized. A reconciliation of the beginning and ending amount of unrecognized tax benefits in 2013, 2014, and 2015 is as follows (in thousands):

	2013	2014	2015
Unrecognized tax benefits balance at January 1	$727,367	$695,285	$1,023,626
Gross increase for tax positions of prior years	69,188	65,606	27,583
Gross decrease for tax positions of prior years	(40,298)	(9,954)	(17,748)
Gross increase for tax positions of current year	34,556	358,434	41,428
Settlements	(94,640)	(84,942)	(4,700)
Lapse of statute of limitations	(888)	(803)	(3,080)

Unrecognized tax benefits balance at December 31	$695,285	$1,023,626	$1,067,109

The remaining balances are recorded on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2014	2015
Total unrecognized tax benefits balance	$1,023,626	$1,067,109
Amounts netted against related deferred tax assets	(53,500)	(64,601)

Unrecognized tax benefits recorded on consolidated balance sheets	$970,126	$1,002,508

Amounts classified as accrued expenses and other current liabilities	$2,179	$12,586
Amounts classified as deferred and other long-term tax liabilities, net	967,947	989,922

Unrecognized tax benefits recorded on consolidated balance sheets	$970,126	$1,002,508

The Company’s gross amount of unrecognized tax benefits as of December 31, 2015 increased by $43 million from the recorded balance as of December 31, 2014 primarily related to transfer prices among entities in different tax jurisdictions. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. During 2013, 2014 and 2015, interest and penalties recorded in the consolidated statements of operations were a charge of $21 million (net of interest received of $4 million), $83 million and $7 million, respectively. The amounts of accrued interest and penalties recorded on the consolidated balance sheets as of December 31, 2014 and 2015 were approximately $159 million and $167 million, respectively.

On July 27, 2015, the United States Tax Court issued an opinion in Altera Corp. et al. v. Commissioner, which invalidated the 2003 final Treasury rule that requires participants in qualified cost-sharing arrangements to share stock-based compensation costs. Based on the decision of the Tax Court, the Company could be entitled to a future income tax benefit by excluding stock-based compensation costs from its cost sharing with affiliated entities for the period of time that the Company had the cost-sharing structure in place. The IRS has until the first quarter of fiscal 2016 to appeal this Tax Court decision. There is uncertainty related to the IRS response to the Tax Court opinion, the final resolution of this issue, and the potential favorable benefits to the Company. The Company will continue to monitor developments related to this opinion and the potential impact of those developments on its current and prior fiscal years.

The Company is in various stages of examination and appeal in connection with its taxes both in the U.S. and in foreign jurisdictions. Those audits generally span tax years 2005 through 2014. As of December 31, 2015, the Company’s 2011 through 2013 U.S. federal income tax returns are currently under examination. The Company has appealed the proposed California Franchise Tax Board’s adjustments to the 2005 through 2008 returns, but no conclusions have been reached to date. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions are expected to be resolved in the foreseeable future. The Company believes that it has adequately provided for any reasonably foreseeable adverse adjustment to its tax returns and that any settlement will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows. It is reasonably possible that the Company’s unrecognized tax benefits could be reduced by up to approximately $149 million in the next twelve months.

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

Tax authorities from the Brazilian State of Sao Paulo have assessed certain indirect taxes against the Company’s Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment is for calendar years 2008 through 2011 and as of December 31, 2015 totals approximately $92 million. The Company currently believes the assessment is without merit. The Company believes the risk of loss is remote and has not recorded an accrual for the assessment.

Note 17    Transactions With Related Parties

Revenue from related parties, excluding Yahoo Japan, represented approximately 1 percent of total revenue for the years ended December 31, 2013, 2014, and 2015. Management believes that the terms of the agreements with these related parties are comparable to the terms obtained in arm’s-length transactions with unrelated similarly situated customers of the Company.

See Note 8—“Investments in Equity Interests Accounted for Using the Equity Method of Accounting” for additional information related to transactions involving Yahoo Japan.

Note 18    Segments

The Company continues to manage its business geographically. The primary areas of measurement and decision-making are Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. Management relies on an internal reporting process that provides revenue, revenue ex-TAC (which is defined as revenue less cost of revenue—TAC), direct costs excluding TAC by segment, and consolidated income (loss) from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, the Company’s segments.

The following tables present summarized information by segment (in thousands):

	Years Ended December 31,
	2013	2014	2015
Revenue by segment:
Americas	$3,481,502	$3,517,861	$3,976,770
EMEA	385,186	374,833	343,646
Asia Pacific	813,692	725,439	647,885

Total Revenue	4,680,380	4,618,133	4,968,301
TAC by segment:
Americas	158,974	166,545	788,725
EMEA	42,915	36,867	57,284
Asia Pacific	52,553	14,119	31,505

Total TAC	254,442	217,531	877,514
Revenue ex-TAC by segment:
Americas	3,322,528	3,351,316	3,188,045
EMEA	342,271	337,966	286,362
Asia Pacific	761,139	711,320	616,380

Total Revenue ex-TAC	4,425,938	4,400,602	4,090,787
Direct costs by segment(1):
Americas	256,945	283,594	319,744
EMEA	89,478	87,490	95,789
Asia Pacific	196,832	198,910	196,054
Global operating costs(2)(3)	2,398,388	2,566,954	2,547,368
Gains on sales of patents	(79,950)	(97,894)	(11,100)
Asset impairment charge	—	—	44,381
Goodwill impairment charge	63,555	88,414	4,460,837
Intangibles impairment charge	—	—	15,423
Restructuring charges, net	3,766	103,450	104,019
Depreciation and amortization	628,778	606,568	609,613
Stock-based compensation expense	278,220	420,174	457,153

Income (loss) from operations	$589,926	$142,942	$(4,748,494)

(1)	Direct costs for each segment include costs associated with the local sales teams and other cost of revenue.

(2)

Global operating costs include product development, marketing, real estate workplace, general and administrative, and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment.

(3)

The net cost reimbursements from Microsoft pursuant to the Search Agreement are primarily included in global operating costs. Operating costs and expenses consist of cost of revenue-TAC; cost of revenue-other; sales and marketing, product development; general and administrative; amortization of intangible assets; and restructuring charges, net. Cost of revenue-other consists of bandwidth costs and other expenses associated with the production and usage of Yahoo Properties, including content expense and amortization of acquired intellectual property rights and developed technology.

	Years Ended December 31,
	2013	2014	2015
Capital expenditures, net:
Americas	$309,215	$357,512	$490,780
EMEA	11,435	20,034	25,479
Asia Pacific	17,481	18,069	26,728

Total capital expenditures, net	$338,131	$395,615	$542,987

	December 31,
	2014	2015
Property and equipment, net:
Americas:
U.S.	$1,382,597	$1,447,995
Other	787	353

Total Americas	$1,383,384	$1,448,348

EMEA	34,649	33,940
Asia Pacific	69,651	65,035

Total property and equipment, net	$1,487,684	$1,547,323

See also Note 5—“Goodwill” and Note 15—“Restructuring Charges, Net” for additional information regarding segments.

Enterprise Wide Disclosures:

The following table presents revenue for groups of similar services (in thousands):

	Years Ended December 31,
	2013	2014	2015
Search	$1,741,791	$1,792,861	$2,084,139
Display	1,949,830	1,868,035	2,074,161
Other	988,759	957,237	810,001

Total revenue	$4,680,380	$4,618,133	$4,968,301

	Years Ended December 31,
	2013	2014	2015
Revenue:
U.S.	$3,317,794	$3,380,310	$3,865,772
International	1,362,586	1,237,823	1,102,529

Total revenue	$4,680,380	$4,618,133	$4,968,301

Revenue is attributed to individual countries according to the online property that generated the revenue. No single foreign country accounted for more than 10 percent of the Company’s revenue in 2013, 2014, and 2015, respectively.

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

Previously under the Search Agreement, Yahoo had sales exclusivity for both the Company’s and Microsoft’s premium advertisers. Pursuant to the Eleventh Amendment to the Search Agreement, this sales exclusivity terminated on July 1, 2015. The Company and Microsoft are transitioning premium advertisers for Microsoft’s paid search services to Microsoft on a market-by-market basis. As of December 31, 2015, such transition was continuing for markets in North America and Europe.

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

The Company currently reports as revenue the revenue share it receives from Microsoft under the Search Agreement as the Company is not the primary obligor in the arrangement with the advertisers and publishers as the underlying search advertising services are provided by Microsoft. Approximately 31 percent, 35 percent, and 35 percent of the Company’s revenue for the years ended December 31, 2013, 2014 and, 2015, respectively, was attributable to the Search Agreement.

As of December 31, 2014 and 2015, the Company had collected total amounts of $52 million and nil, respectively, on behalf of Microsoft and Microsoft’s affiliates, which was included in cash and cash equivalents with a corresponding liability in accrued expenses and other current liabilities. The Company’s uncollected revenue share in connection with the Search Agreement was $330 million and $267 million, which is included in accounts receivable, net, as of December 31, 2014 and 2015, respectively.

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

Note 20    Subsequent Events

Restructuring Charges.    On February 2, 2016, the Company announced that it had begun notifying employees about plans to reduce its workforce by approximately 15 percent by the end of 2016 and exit five offices in Dubai, Mexico City, Buenos Aires, Madrid and Milan subject to applicable laws and consultation processes as a part of the strategic plan to simplify Yahoo’s product portfolio. The Company further subsequently announced that it will also be closing its office in Burbank, California.

The Company estimates that in connection with this action it will incur related pre-tax cash charges of $40 million to $48 million for severance pay expenses and related cash expenditures. The Company estimates that it will incur pre-tax cash charges of $17 million to $21 million related to the consolidation and exit of facilities related to non-cancelable lease costs and other related costs. Non-cancelable lease costs were determined based on the present value of remaining lease payments reduced by estimated sublease income. In addition, the Company estimates that it will incur pre-tax non-cash charges of $6 million to $8 million related to stock-based compensation expense and $1 million related to impairment costs. The Company estimates that it will incur a total of $64 million to $78 million in pre-tax charges, as discussed above, in connection with the planned action.

The Company expects to recognize most of the pre-tax charges in the first quarter of 2016. Approximately $57 million to $69 million of the total charges are expected to result in future cash expenditures.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2013, 2014, and 2015

	Balance at Beginning of Year	Charged to Expenses	Write-Offs Net of, Recoveries	Balance at End of Year
	(In thousands)
Accounts receivable
Allowance for doubtful accounts
2013	$32,635	$10,278	$(7,364)	$35,549
2014	$35,549	$15,406	$(11,156)	$39,799
2015	$39,799	$26,793	$(9,089)	$57,503

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts(*)	Balance at End of Year
	(In thousands)
Deferred tax asset valuation allowance
2013	$51,503	$(4,595)	$(10,218)	$36,690
2014	$36,690	$(10,427)	$(2,410)	$23,853
2015	$23,853	$7,150	$(2,002)	$29,001

(*)	Amounts not charged (credited) to expenses are charged (credited) to stockholders’ equity, deferred tax assets (liabilities), or goodwill.

Selected Quarterly Financial Data

(Unaudited)

	Quarters Ended
	March 31, 2014(1)	June 30, 2014(2)	September 30, 2014(3)	December 31, 2014(4)	March 31, 2015(5)	June 30, 2015(6)	September 30, 2015(7)	December 31, 2015(8)
	(In thousands, except per share amounts)
Revenue	$1,132,730	$1,084,191	$1,148,140	$1,253,072	$1,225,970	$1,243,265	$1,225,673	$1,273,393
Total operating expenses	$1,102,551	$1,045,754	$1,105,968	$1,220,918	$1,313,324	$1,288,059	$1,311,985	$5,803,427
Income (loss) from operations	$30,179	$38,437	$42,172	$32,154	$(87,354)	$(44,794)	$(86,312)	$(4,530,034)
Other income (expense), net	$(13,453)	$(13,589)	$10,308,931	$87,550	$(31,063)	$(11,741)	$(23,955)	$(9,023)
(Provision) benefit for income taxes	$(4,217)	$(8,143)	$(3,973,402)	$(52,340)	$40,900	$(58,495)	$93,208	$13,985
Earnings in equity interests	$301,402	$255,852	$398,692	$101,917	$99,690	$95,841	$95,195	$92,845
Net income (loss) attributable to Yahoo! Inc.	$311,578	$269,707	$6,774,102	$166,344	$21,198	$(21,554)	$76,261	$(4,434,987)

Net income (loss) attributable to Yahoo! Inc. common stockholders per share—basic	$0.31	$0.27	$6.82	$0.18	$0.02	$(0.02)	$0.08	$(4.70)

Net income (loss) attributable to Yahoo! Inc. common stockholders per share—diluted	$0.29	$0.26	$6.70	$0.17	$0.02	$(0.02)	$0.08	$(4.70)

Shares used in per share calculation— basic	1,009,890	999,765	993,543	948,079	934,748	937,569	940,822	943,425

Shares used in per share calculation— diluted	1,031,420	1,014,692	1,007,693	962,626	947,976	937,569	946,934	943,425

(1)	Net income attributable to Yahoo! Inc. for the quarter ended March 31, 2014 includes net restructuring charges of $9 million.

(2)	Net income attributable to Yahoo! Inc. for the quarter ended June 30, 2014 includes a gain on sale of patents of $62 million and net restructuring charges of $53 million.

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

(5)

Net income attributable to Yahoo! Inc. for the quarter ended March 31, 2015 includes a gain on sale of patents of $2 million, a loss of $12 million due to the decline in fair value of the Hortonworks warrants, and net restructuring charges of $51 million.

(6)

Net loss attributable to Yahoo! Inc. for the quarter ended June 30, 2015 includes a gain on sale of patents of $9 million, a gain of $5 million due to the increase in fair value of the Hortonworks warrants, and net restructuring charges of $20 million.

(7)

Net income attributable to Yahoo! Inc. for the quarter ended September 30, 2015 includes, a loss of $13 million due to the decline in fair value of the Hortonworks warrants, asset impairment charge of $42 million related to the acquired and originally developed content, and net restructuring charges of $26 million.

(8)

Net loss attributable to Yahoo! Inc. for the quarter ended December 31, 2015 includes goodwill impairment charge of $4.5 billion, asset impairment charge of $2 million related to the originally developed content, intangible impairment charge of $15 million, and net restructuring charges of $7 million.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2015, which appears on page 85.

Changes in Internal Control Over Financial Reporting

There have been no changes in Yahoo’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Yahoo’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

In addition, the Board has adopted a code of ethics, which is posted on the Company’s website at investor.yahoo.net. The code of ethics may be found as follows: from the web address listed above, first click on “Corporate Governance” in the middle of the page, then on “Documents,” and then click on “Code of Ethics”.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to Yahoo’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Yahoo’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Yahoo’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Yahoo’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:

Page
Index To Consolidated Financial Statements
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	85
Consolidated Balance Sheets as of December 31, 2014 and 2015	86
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2015	87
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2015	88
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2015	89
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015	91
Notes to Consolidated Financial Statements	93

2. Financial Statement Schedules:
Financial Statement Schedules:
II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2015	157
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto
Supplementary Financial Data:
Selected Quarterly Financial Data (unaudited) for the two years ended December 31, 2015	158

3.	Exhibits:

The exhibits listed in the Exhibit Index (following the signatures page of this report) are filed with, or incorporated by reference in, this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MARISSA A. MAYER Marissa A. Mayer	Chief Executive Officer, President and Director (Principal Executive Officer)	February 29, 2016

/S/ KEN GOLDMAN Ken Goldman	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016

/S/ MAYNARD G. WEBB, JR. Maynard G. Webb, Jr.	Chairman of the Board	February 29, 2016

/S/ DAVID FILO David Filo	Director	February 29, 2016

/S/ SUSAN M. JAMES Susan M. James	Director	February 29, 2016

/S/ THOMAS J. MCINERNEY Thomas J. McInerney	Director	February 29, 2016

/S/ H. LEE SCOTT, JR. H. Lee Scott, Jr.	Director	February 26, 2016

/S/ JANE E. SHAW Jane E. Shaw	Director	February 29, 2016

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

10.2(E)+

Form of Restricted Stock Unit Award Agreement for Executives (version 1), including Notice of Grant, under the Yahoo! Inc. Stock Plan (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 6, 2013 and incorporated herein by reference).

10.2(F)+

Form of Restricted Stock Unit Award Agreement for Executives (version 2), including the Notice of Grant, under the Yahoo! Inc. Stock Plan (previously filed as Exhibit 10.2(R) to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.2(G)+

Form of Restricted Stock Unit Award Agreement Letter Amendment between the Registrant and executives regarding tax withholding elections (previously filed as Exhibit 10.2(P) to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 2013 and incorporated herein by reference).

10.2(H)+

Form of Performance Restricted Stock Unit Award Agreement for Executives (version 1), including Notice of Grant, under the Yahoo! Inc. Stock Plan (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 6, 2013 and incorporated herein by reference).

10.2(I)+

Form of Performance Restricted Stock Unit Award Agreement for Executives (version 2), including the Notice of Grant, under the Yahoo! Inc. Stock Plan (previously filed as Exhibit 10.2(S) to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.3+

Yahoo! Inc. 1996 Employee Stock Purchase Plan (as amended on October 15, 2014) (previously filed as Exhibit 10.3(A) to the Registrant’s Annual Report on Form 10-K filed February 27, 2015 and incorporated herein by reference).

10.4(A)+

Yahoo! Inc. Directors’ Stock Plan, as amended and restated on October 16, 2014 (and effective January 1, 2015) (previously referred to as the “1996 Directors’ Stock Plan” and filed as Exhibit 10.4(A) to the Registrant’s Quarterly Report on Form 10-Q filed November 7, 2014 and incorporated herein by reference).

10.4(B)+

Form of Director Nonstatutory Stock Option Agreement, including Notice of Grant, under the Yahoo! Inc. Directors’ Stock Plan (previously filed as Exhibit 10.4(B) to the Registrant’s Annual Report on Form 10-K filed February 27, 2015 and incorporated herein by reference).

Exhibit Number	Description

10.4(C)+

Form of Notice of Restricted Stock Unit Grant and Director Restricted Stock Unit Award Agreement, including Notice of Grant, under the Yahoo! Inc. Directors’ Stock Plan (previously filed as Exhibit 10.4(C) to the Registrant’s Annual Report on Form 10-K filed February 27, 2015 and incorporated herein by reference).

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

10.7

Amendment Agreement No. 2 to Joint Venture Agreement, dated June 17, 2015, by and between the Registrant and Softbank Corporation (previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2015 and incorporated herein by reference).

10.8

Yahoo Japan License Agreement dated April 1, 1996 by and between the Registrant and Yahoo Japan Corporation (previously filed as Exhibit 10.43 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-100298, filed on December 23, 2002 and incorporated herein by reference).

10.9

Amendment to Yahoo Japan License Agreement dated September 12, 1997 by and between the Registrant and Yahoo Japan Corporation (previously filed as Exhibit 10.40 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-3, Registration No. 333-100298, filed on November 27, 2002 and incorporated herein by reference).

10.10

Amendment No. 2 to Yahoo Japan License Agreement dated January 31, 2005 by and between the Registrant and Yahoo Japan Corporation (previously filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed March 11, 2005 and incorporated herein by reference).

10.11+	Yahoo! Inc. Executive Incentive Plan for 2015 (previously filed as Exhibit 10.10(B) to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2015 and incorporated herein by reference).

10.12+	Form of Severance Agreement (2013 version) (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 6, 2013 and incorporated herein by reference).

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

10.14(N)†

Tenth Amendment to Search and Advertising Services and Sales Agreement, effective as of March 23, 2015, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.13(N) to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2015 and incorporated herein by reference).

10.14(O)†

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

10.15(C)

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

10.15(E)

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

10.16(A)+

Employment Offer Letter, dated July 16, 2012, between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 19, 2012 and incorporated herein by reference).

10.16(B)+

Form of Severance Agreement between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 6, 2013 and incorporated herein by reference).

10.16(C)+

Form of Restricted Stock Unit Award Agreement (Retention and Grant), between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.22(C) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012 and incorporated herein by reference).

Exhibit Number	Description

10.16(D)+

Performance Stock Option Agreement (Retention Grant), including Notice of Grant, dated November 29, 2012, between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.21(D) to the Registrant’s Annual Report on Form 10-K filed March 1, 2013 and incorporated herein by reference).

10.16(E)+

First Amendment, dated April 14, 2014, to Performance Stock Option Agreement (Retention Grant), between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.17(K) to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.16(F)+

Second Amendment, dated April 17, 2015, to Performance Stock Option Agreement (Retention Grant), between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.15(O) to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2015 and incorporated herein by reference).

10.16(G)+

Restricted Stock Unit Award Agreement, including Notice of Grant, dated February 27, 2014, between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.17(I) to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.16(H)+

Performance Restricted Stock Unit Award Agreement, including Notice of Grant, dated February 27, 2014, between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.17(J) to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.16(I)+

Restricted Stock Unit Award Agreement, including Notice of Grant, dated March 6, 2015, between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.15(N) to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2015 and incorporated herein by reference).

10.16(J)+

Performance Restricted Stock Unit Award Agreement, including Notice of Grant, dated March 6, 2015, between the Registrant and Marissa A. Mayer (previously filed as Exhibit 10.15(M) to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2015 and incorporated herein by reference).

10.17+

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

Exhibit Number	Description

10.18(D)

Amendment No. 3 to Credit Agreement, dated as of July 24, 2015, by and among the Registrant, the lenders referenced herein, and Citibank, N.A. as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 30, 2015 and incorporated herein by reference).

10.19

Form of Call Option Confirmation between the Registrant and each Option Counterparty (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 26, 2013 and incorporated herein by reference).

10.20

Form of Warrant Confirmation between the Registrant and each Option Counterparty (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 26, 2013 and incorporated herein by reference).

10.21+

Employment Offer Letter, dated May 31, 1999, between the Registrant and Ronald S. Bell (previously filed as Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.22*†	Google Services Agreement, dated October 19, 2015, by and between the Registrant and Google Inc.

10.23+*	Employment Offer Letter, dated October 19, 2014, between the Registrant and Lisa Utzschneider.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K)

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 29, 2016.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 29, 2016.

32**

Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 29, 2016.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

Exhibit Number	Description

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.