Form 10-K/A
period 2015-12-31
YAHOO INC
filed 2016-04-29
CIK 1011006

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

The number of shares of the Registrant’s common stock outstanding as of April 22, 2016 was 948,931,950.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”) originally filed on February 29, 2016 (the “Original Filing”) by Yahoo! Inc., a Delaware corporation (“Yahoo,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2015.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

In Yahoo’s filings with the U.S. Securities and Exchange Commission (“SEC”), information is sometimes “incorporated by reference.” This means that we refer you to information previously filed with the SEC that should be considered as part of the particular filing. As provided under SEC regulations, the Compensation Committee Report contained in this Amendment specifically is not incorporated by reference into any other filings with the SEC and shall not be deemed to be “filed” with the SEC. In addition, this Amendment includes several website addresses. Those website addresses are intended to provide inactive, textual references only. The information on those websites is not part of this Amendment.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our Executive Officers

Executive officers are elected by and serve at the discretion of the Board of Directors (the “Board”) of Yahoo. The names of our current executive officers, their ages, and their positions with the Company are set forth in the table below, followed by certain other information about them:

Name	Age	Position

Marissa A. Mayer	40	Chief Executive Officer, President and Director

Ronald S. Bell	50	General Counsel and Secretary

David Filo	50	Co-Founder, Chief Yahoo and Director

Ken Goldman	66	Chief Financial Officer

Lisa Utzschneider	47	Chief Revenue Officer

Ms. Mayer has served as our Chief Executive Officer, President and a member of our Board since July 2012. Prior to joining Yahoo, Ms. Mayer served as Vice President of Local, Maps, and Location Services at Google Inc., an Internet technology company, and was responsible for the company’s suite of local and geographical products including Google Maps, Google Earth, Zagat, Street View, and local search, for desktop and mobile. Prior to that position, Ms. Mayer served as Google’s Vice President, Search Products and User Experience, and in a variety of other capacities after joining Google in 1999. Ms. Mayer is a member of the boards of directors of Walmart and Jawbone, and a member of the boards of trustees of the San Francisco Museum of Modern Art and the San Francisco Ballet. Ms. Mayer was selected as a director due to her position as the Company’s Chief Executive Officer and President, which gives her in-depth knowledge of the Company’s operations, strategy, financial condition and competitive position, as well as her extensive experience in Internet technology, design and product execution.

Mr. Bell became our General Counsel in August 2012 and our Secretary in July 2012 and has been a Vice President of Yahoo since 2001. Mr. Bell served as our interim General Counsel in July 2012; our Deputy General Counsel, Americas Region from March 2010 to July 2012; our Deputy General Counsel, North America Region from January 2008 to March 2010; our Deputy General Counsel, Transactions and Business Counseling from June 2001 to January 2008; and in various other positions in the Yahoo legal department from July 1999 to June 2001. Prior to joining Yahoo, Mr. Bell served as senior corporate counsel at Apple Computer, Inc. and as an associate at the law firm of Sonnenschein Nath & Rosenthal. Mr. Bell serves on the board of directors of Yahoo Japan Corporation, a Japanese Internet company.

Mr. Filo, a founder of Yahoo and Chief Yahoo, has served as an officer of Yahoo since March 1995 and as a member of our Board since June 2014. Mr. Filo also served as a director of Yahoo from its founding through February 1996. Mr. Filo is involved in guiding Yahoo’s vision, is involved in many key aspects of the business at a strategic and operational level, and is a stalwart of the Company’s employee culture and morale. Mr. Filo co-developed Yahoo in 1994 while working towards his Ph.D. in electrical engineering at Stanford University, and co-founded Yahoo in 1995. Mr. Filo was selected as a director due to his extensive technical and industry expertise and his unique perspective on the Company’s strategic and technical needs.

Mr. Goldman became our Chief Financial Officer in October 2012. Prior to joining the Company, Mr. Goldman served as Chief Financial Officer of Fortinet Inc., a provider of unified threat management solutions, from September 2007 to October 2012. From November 2006 to August 2007, Mr. Goldman served as Executive Vice President and Chief Financial Officer of Dexterra, Inc., a provider of mobile enterprise software. From August 2000 until March 2006, Mr. Goldman served as Senior Vice President, Finance and Administration, and Chief Financial Officer of Siebel Systems, Inc., a supplier of customer software solutions and services which was acquired by Oracle Corporation in January 2006. Mr. Goldman serves on the boards of directors of GoPro, Inc., a producer of mountable and wearable cameras and accessories, NXP Semiconductors N.V., a semiconductor company, TriNet Group Inc., a provider of a comprehensive human resources solution for small to medium-sized businesses, and Yahoo Japan Corporation. Mr. Goldman is also a member of the Standing Advisory Group of the Public Company Accounting Oversight Board.

Ms. Utzschneider has served as our Chief Revenue Officer since July 2015. In this role, she leads Yahoo’s sales organization globally to serve the needs of advertisers worldwide. Ms. Utzschneider also served as our Senior Vice President, Sales, Americas from November 2014 to July 2015, and was responsible for Yahoo’s advertising business across the Americas. Ms. Utzschneider served as Vice President of Global Advertising Sales at Amazon.com, Inc. from September 2008 to October 2014, and was responsible for Amazon.com’s display advertising efforts. Prior to Amazon.com, Ms. Utzschneider spent 10 years at Microsoft Corporation leading strategic and organizational advertising initiatives in product development, sales, and online industry standards. Her most recent position at Microsoft was General Manager of the national sales and service teams.

Our Directors

The Board consists of thirteen directors. The names of our directors, their ages, and their positions with the Company are set forth in the table below, followed by certain other information about them:

Name	Age	Position

Tor R. Braham	58	Director

Eric K. Brandt	53	Director

David Filo	50	Co-Founder, Chief Yahoo, and Director

Catherine J. Friedman	55	Director

Eddy W. Hartenstein	65	Director

Richard S. Hill	64	Director

Susan M. James	70	Director

Marissa A. Mayer	40	Chief Executive Officer, President, and Director

Thomas J. McInerney	51	Director

H. Lee Scott, Jr.	67	Director

Jane E. Shaw, Ph.D.	77	Director

Jeffrey C. Smith	43	Director

Maynard G. Webb, Jr.	60	Chairman of the Board

Settlement Agreement with Starboard and Appointment of Messrs. Braham, Hartenstein, Hill, and Smith to the Board

On March 24, 2016, we received notice from Starboard Value and Opportunity Master Fund Ltd (together with its affiliates, “Starboard”) of its intention to nominate nine persons, including Messrs. Braham, Hartenstein, Hill, and Smith, for election to the Board at our 2016 annual meeting of shareholders and to solicit proxies from shareholders in support of its nominees. Each of Messrs. Braham, Hartenstein, and Hill received $50,000 from Starboard in consideration of his agreement to serve as a nominee of Starboard for election to the Board. Mr. Smith is the Chief Executive Officer of Starboard’s management entity.

On April 26, 2016, we entered into a settlement agreement (the “Settlement Agreement”) with Starboard to settle the proxy contest pertaining to the election of directors at the 2016 annual meeting. Pursuant to the Settlement Agreement, our Board appointed Messrs. Braham, Hartenstein, Hill, and Smith (the “Starboard Designees”) to the Board effective April 26, 2016, and we agreed to nominate the Starboard Designees for election to the Board at the 2016 annual meeting. We also agreed to nominate 11 individuals (including the Starboard Designees) for election to the Board at the 2016 annual meeting.

During the Company Restricted Period (as defined below), if (1) any of the Starboard Designees ceases to be a member of the Board for any reason and (2) at that time Starboard beneficially owns at least one percent of the Company’s outstanding common stock, then Starboard is entitled to designate a reasonably qualified replacement director. Mr. Smith has agreed to resign from the Board once Starboard beneficially owns less than one percent of the Company’s outstanding common stock.

Pursuant to the Settlement Agreement:

•	Mr. Smith was appointed to the Strategic Review Committee and the Compensation and Leadership Development Committee of the Board (the “Compensation Committee”);

•	Mr. Hartenstein was appointed to the Compensation Committee;

•	Mr. Braham was appointed to the Audit and Finance Committee of the Board (the “Audit Committee”); and

•	Mr. Hill was appointed to the Nominating and Corporate Governance Committee of the Board (the “Nominating Committee”).

In the Settlement Agreement, we made further commitments concerning the identity and number of directors serving on the Board’s committees, as well as the governance structure and composition of the board of directors of any company that is spun-out from Yahoo.

Pursuant to the Settlement Agreement, Starboard withdrew its nomination of candidates for election to the Board at the 2016 annual meeting and agreed to cease immediately all efforts related to its own proxy solicitation. In addition, Starboard has agreed to certain normal and customary standstill provisions, which expire on the earlier of (1) 15 business days prior to the deadline for the submission of director nominations in respect of our 2017 annual meeting of shareholders and (2) 130 days prior to the first anniversary of our 2016 annual meeting (such period, the “Company Restricted Period”). During the Company Restricted Period, Starboard also agreed to vote all shares of the Company’s common stock beneficially owned by it in a manner consistent with the recommendation of the Board on any matter relating to the election or removal of directors.

For additional details regarding the terms of the Settlement Agreement, including a copy of the Settlement Agreement, please see the Current Report on Form 8-K that we filed with the SEC on April 27, 2016.

Biographical Descriptions

Set forth below is a brief biographical description of each of our directors. The primary experience, qualifications, attributes and skills of each of our directors that led to the conclusion of the Nominating Committee and the Board that such person should serve as a member of the Board are also described in the following paragraphs.

Mr. Braham joined our Board in April 2016. Mr. Braham served as Managing Director and Global Head of Technology Mergers and Acquisitions for Deutsche Bank Securities Inc., an investment bank, from 2004 until November 2012. From 2000 to 2004, he served as Managing Director and Co-Head of West Coast U.S. Technology, Mergers and Acquisitions for Credit Suisse First Boston, an investment bank. Prior to that role, Mr. Braham served as an investment banker with Warburg Dillion Read LLC, and as an attorney at Wilson Sonsini Goodrich & Rosati. Mr. Braham currently serves as a member of the boards of directors of Viavi Solutions Inc., a network and service enablement and optical coatings company, and Sigma Designs, Inc., an integrated circuit provider for the home entertainment market. He previously served on the board of directors of NetApp, Inc., a computer storage and data management company, from September 2013 to March 2016. Mr. Braham was selected as a director pursuant to the Settlement Agreement due to his mergers and acquisitions experience and knowledge of the technology industry gained through his experience as an investment banker and legal advisor to technology companies.

Mr. Brandt has served as a member of our Board since March 2016. Mr. Brandt served as the Executive Vice President and Chief Financial Officer of Broadcom Corporation (“Broadcom”), a global supplier of semiconductor devices, from February 2010 until February 2016, and he served as Broadcom’s Senior Vice President and Chief Financial Officer from March 2007 until February 2010. From September 2005 until March 2007, Mr. Brandt served as President and Chief Executive Officer of Avanir Pharmaceuticals, Inc. Beginning in 1999, he held various positions at Allergan, Inc., a global specialty pharmaceutical company, including Executive Vice President of Finance and Technical Operations and Chief Financial Officer. Prior to joining Allergan, Mr. Brandt spent ten years with The Boston Consulting Group, a privately-held global business consulting firm, most recently serving as Vice President and Partner. Mr. Brandt is a director of Lam Research Corporation, a wafer fabrication equipment company, and Dentsply Sirona Inc., a dental products company. Mr. Brandt was selected as a director due to his financial expertise (including as chief financial officer of public companies), his chief executive officer experience, his mergers and acquisitions experience, and his public company board experience.

Mr. Filo’s biography is set forth under the heading “Our Executive Officers.”

Ms. Friedman has served as a member of our Board since March 2016. Ms. Friedman has been as an independent financial consultant serving public and private companies in the life sciences industry since 2006. Prior to that, Ms. Friedman held numerous positions over a 23-year investment banking career with Morgan Stanley, including Managing Director from 1997 to 2006 and Head of West Coast Healthcare and Co-Head of the Biotechnology Practice from 1993 to 2006. Ms. Friedman is a member of the boards of directors of XenoPort, Inc., a biopharmaceutical company, GSV Capital Corp., a publicly-traded investment company, Innoviva, Inc. (formerly Theravance, Inc.), a royalty management company specializing in respiratory assets, and Radius Health, Inc., a biopharmaceutical company. Ms. Friedman is also currently a member of the board of directors of EnteroMedics Inc., a medical device company, but is not standing for re-election to the board of directors of EnteroMedics at its annual meeting of stockholders in May 2016. Ms. Friedman was selected as a director due to her financial and transactional experience, her leadership experience, and her public company board experience.

Mr. Hartenstein joined our Board in April 2016. Mr. Hartenstein served as the publisher and Chief Executive Officer of the Los Angeles Times Media Group, a print and online media company, from August 2008 to August 2014. He also served in a variety of positions at its parent entity, the Tribune Company, including as co-President, from late 2010 to May 2011, as President and Chief Executive Officer from May 2011 to January 2013, and as Chairman of the board from January 2013 to August 2014. He then served as Chairman of the board of Tribune Publishing Company from August 2014, when it was spun off from the Tribune Company, until early 2016 and continues to serve as a director. Previously, Mr. Hartenstein served in a variety of positions at DIRECTV Inc., including as President from its inception in 1990 through 2001, as Chairman and Chief Executive Officer from late 2001 through 2004, and as Vice Chairman of the board of The DIRECTV Group Inc. from late 2003 through 2004. Mr. Hartenstein currently serves on the boards of directors of SanDisk Corp., a manufacturer of flash memory; SIRIUS XM Holdings Inc., a satellite radio broadcaster (where he is the lead independent director); Broadcom Limited, a semiconductor company; and Rovi Corporation, a digital entertainment technology provider. Mr. Hartenstein was selected as a director pursuant to the Settlement Agreement due to his extensive senior management experience, including successfully creating and entering new markets, as well as his public company board experience.

Mr. Hill joined our Board in April 2016. Mr. Hill was Chief Executive Officer and Chairman of the board of directors of Novellus Systems Inc., a maker of integrated circuit fabrication equipment, from 1996 until its acquisition by Lam Research Corporation in June 2012. He is currently the Chairman of the board of Tessera Technologies, Inc., which develops technology for electronics applications, and served as its interim Chief Executive Officer in April and May of 2013. Before joining Novellus in 1993, Mr. Hill spent 12 years with Tektronix, Inc., an electronics company. Mr. Hill currently serves as a member of the boards of directors of Arrow Electronics, Inc., an electronic parts supplier; Cabot Microelectronics Corporation, a supplier of polishing slurries and pads for integrated circuit manufacturing; Marvell Technology Group Ltd., a fabless semiconductor provider; and Autodesk, Inc., a computer-aided design software provider. He previously served as a member of the boards of directors of Planar Systems, Inc., a digital signage technology company, from June 2013 until November 2015; LSI Corporation, a provider of semiconductors and software for data networks, from 2007 until May 2014; and SemiLEDs Corporation, a LED chip manufacturer, from September 2010 to February 2012. Mr. Hill was selected as a director pursuant to the Settlement Agreement due to his extensive experience in senior executive positions, including his nearly 20 years leading Novellus, coupled with his public company board experience.

Ms. James has served as a member of our Board since January 2010. Ms. James joined Ernst & Young LLP, a global accounting services firm, in 1975, serving as a partner from 1987 until her retirement in June 2006, and as a consultant from June 2006 to December 2009. During her tenure with Ernst & Young, she was the lead partner or partner-in-charge of audit work for a number of significant technology companies, including Intel Corporation, Sun Microsystems, Inc., Amazon.com, Inc., Autodesk, Inc., and Hewlett-Packard Company, as well as for the Ernst & Young North America Global Account Network. She also served on the Ernst & Young Americas Executive Board of Directors from January 2002 through June 2006. Currently, Ms. James serves as a director of Applied Materials, Inc., a supplier of nanotechnology materials, and Coherent, Inc., a laser and optical component manufacturer. She is a certified public accountant (inactive) and a member of the American Institute of Certified Public Accountants. Ms. James also serves on the board of directors of the Tri-Valley Animal Rescue, a non-profit organization dedicated to providing homes for homeless pets. Ms. James was selected as a director due to her extensive auditing experience and financial expertise, including for complex global technology companies, as well as her public company board and committee experience and her senior leadership experience.

Ms. Mayer’s biography is set forth under the heading “Our Executive Officers.”

Mr. McInerney has served as a member of our Board since April 2012. Mr. McInerney served as Executive Vice President and Chief Financial Officer of IAC/InterActiveCorp (“IAC”), an Internet company, from January 2005 to March 2012. From January 2003 through December 2005, he also served as Chief Executive Officer of the retailing division of IAC (which included HSN, Inc. and Cornerstone Brands). From May 1999 to January 2003, Mr. McInerney served as Executive Vice President and Chief Financial Officer of Ticketmaster, formerly Ticketmaster Online-CitySearch, Inc., a live entertainment ticketing and marketing company. From 1986 to 1988 and from 1990 to 1999, Mr. McInerney worked at Morgan Stanley, a global financial services firm, most recently as a Principal. Mr. McInerney serves on the board of directors of HSN, Inc., a television and online retailer, Interval Leisure Group, Inc., a provider of membership and leisure services to the vacation industry, and Match Group, Inc., an online dating resource. Mr. McInerney was selected as a director due to his extensive senior leadership experience at a complex Internet company, his expertise in finance, restructuring, mergers and acquisitions and operations and his public company board and committee experience.

Mr. Scott has served as a member of our Board since June 2014. Mr. Scott served as a member of the board of directors of Walmart, a discount retailer, from 1999 until June 2014. Mr. Scott also served as President and Chief Executive Officer of Walmart from January 2000 to January 2009 and as an executive officer and Chairman of the Executive Committee of Walmart’s board until January 2011. Prior to serving as President and Chief Executive Officer of Walmart, he held various other positions with Walmart, including Vice Chairman and Chief Operating Officer, as well as Executive Vice President and President and Chief Executive Officer of Walmart U.S. Mr. Scott served as a director of The Goldman Sachs Group, Inc. from May 2010 to May 2011. Mr. Scott currently serves as a director of several privately-held companies. Mr. Scott was selected as a director due to his extensive senior leadership experience at a public company and his board of directors experience at public and private companies.

Ms. Shaw has served as a member of our Board since June 2014. Dr. Shaw served as a member of the board of directors of McKesson Corporation from 1992 to 2014. She also served on the board of directors of Intel Corporation from 1993 to 2012, including as its non-executive Chairman of the board from 2009 to 2012. From 1998 to 2005, Dr. Shaw served as the Chairman and Chief Executive Officer of Aerogen, Inc., a company specializing in the development of products for improving respiratory therapy. Dr. Shaw joined the ALZA Corporation, a specialty pharmaceutical company that focused on novel ways of delivering medications to the body, as a research scientist in 1970; she remained with the company for 24 years, serving as President and Chief Operating Officer from 1987 to 1994. She is also a member of the boards of directors of several private and non-profit entities. Dr. Shaw was selected as a director due to her public company board experience, executive leadership and management experience and strong financial background.

Mr. Smith joined our Board in April 2016. Mr. Smith is a Managing Member, Chief Executive Officer, and Chief Investment Officer of Starboard Value LP, an investment adviser he co-founded in March 2011. Previously, Mr. Smith was a Partner and Managing Director of Ramius LLC, an asset management company. Prior to joining Ramius in January 1998, he served as Vice President of Strategic Development and a member of the board of directors of The Fresh Juice Company, Inc., a producer of non-carbonated beverages. Mr. Smith began his career in the mergers and acquisitions department at Société Générale, a multinational banking and financial services company. Mr. Smith currently serves on the board of directors of Advance Auto Parts, Inc., an automotive aftermarket parts provider. Previously, he served as Chairman of the board of directors of Darden Restaurants, Inc., a full service restaurant chain, from October 2014 to April 2016. Mr. Smith also previously served as a member of the boards of directors of Quantum Corporation, a global expert in big data management, from May 2013 to May 2015; Office Depot, Inc., an office supply company, from August 2013 to September 2014; Regis Corporation, which owns and franchises hair salons, from October 2011 until October 2013; Surmodics, Inc., a provider of drug delivery technologies, from January 2011 to August 2012; and Zoran Corporation, a supplier of integrated circuits for digital imaging devices, from March 2011 until its merger with CSR plc in August 2011. Mr. Smith was selected as a director pursuant to the Settlement Agreement due to his extensive public board experience and experience in a variety of industries together with his management experience in a variety of roles.

Mr. Webb was elected Chairman of the Board in August 2013. He has been a member of our Board since February 2012 and served as interim Chairman of the Board from April 2013 to August 2013. Mr. Webb founded Webb Investment Network, a seed-stage venture capital firm, in June 2010 and serves as its sole Limited Partner. Mr. Webb served as Chairman of the Board of LiveOps, Inc., a provider of cloud contact center solutions, from December 2008 to December 2013 and served as its Chief Executive Officer from December 2006 to July 2011. He is also a founder and director of Everwise, a cloud-based mentoring platform. Mr. Webb currently serves as a director of salesforce.com, inc., a provider of enterprise cloud computing and social enterprise solutions, and Visa Inc., a global payments technology company. Mr. Webb previously served as a director of AdMob, Inc., a mobile advertising company acquired by Google Inc. in 2009. Mr. Webb was selected as a director due to his extensive senior leadership experience in management, engineering and technical operations, his mobile advertising experience and his deep knowledge of technology company operating environments.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and, subject to certain exceptions, persons who beneficially own more than 10 percent of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership on Form 3 and changes in ownership of the Company’s common stock on Forms 4 or 5. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2015 all filing requirements applicable to the Reporting Persons were timely met.

Code of Ethics

The Board has a code of ethics, which is available on the Corporate Governance section of the Company’s Investor Relations website at investor.yahoo.net/documents.cfm.

The Company’s code of ethics applies to the Company’s directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, and controller, and to contractors of the Company. The code of ethics sets forth the fundamental principles and key policies and procedures that govern the conduct of the Company’s business. We intend to disclose any amendment to, or waiver from, the code of ethics for our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer, and controller or persons performing similar functions, as may be required by applicable rules of the SEC and NASDAQ Stock Market LLC (“Nasdaq”) by posting such information on our website, at the address and location specified above.

Audit and Finance Committee

The Company has a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) and Section 10A(m) of the Exchange Act. The Audit Committee consists of Mr. Brandt (chairman), Mr. Braham, and Mr. McInerney. The Board has determined that each member of the Audit Committee is an independent director within the meaning of applicable SEC rules and the Nasdaq listing standards. The Board has determined that each of Mr. Brandt and Mr. McInerney qualifies as an audit committee financial expert within the meaning of SEC rules and satisfies the financial sophistication requirements of the Nasdaq listing standards.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

Non-Employee Director Compensation Program

We pay our non-employee directors annual cash retainer fees and grant them restricted stock units (“RSUs”), as described below.

Cash Compensation. Our non-employee director compensation program includes a basic annual cash retainer for serving as a director, plus additional retainers for members who take on additional roles. All of the cash retainers are paid quarterly in arrears (and are pro-rated for partial periods of service).

Annualized Cash Retainers for Board Service
Non- Employee Director	+ Non- Executive Chairman of the Board	+ Chair of the Audit Committee	+ Chair of the Compensation Committee	+ Chair of the Nominating Committee	+ Member of the Audit Committee*	+ Member of the Compensation Committee*	+ Member of the Nominating Committee*

$60,000	$200,000	$35,000	$35,000	$15,000	$10,000	$10,000	$0

*	For committee members other than the chair of such committee.

Equity Awards in Lieu of Cash Fees. Under the terms of the Yahoo! Inc. Directors’ Stock Plan (the “Directors’ Plan”), each non-employee director may elect to have his or her fees that would otherwise be paid in cash converted into RSUs. Elections need to be made in advance (generally by December 31 of the prior year, or prior to joining the Board in the case of newly-elected or appointed directors) and awards are immediately vested upon grant. Each director who elects RSUs in lieu of cash fees is granted a number of RSUs each quarter equal to the amount of his or her quarterly fee divided by the fair market value (i.e., the closing price) of a share of the Company’s common stock on the grant date, which is generally the last day of the calendar quarter for which the applicable fee would otherwise have been paid.

Annual RSU Award. Our non-employee director compensation program also includes an annual award of RSUs, generally granted on the date of our annual meeting to the directors elected (or re-elected) at the meeting. Under the terms of the Directors’ Plan, the number of annual RSUs is determined by dividing $240,000 by the closing price of the Company’s common stock on the date of grant.

New directors appointed or elected to the Board other than in connection with an annual meeting will receive an initial award of RSUs upon their appointment or election, with the number of RSUs determined as described above and pro-rated based on the portion of the year that has passed since the last annual meeting.

These RSUs granted on the date of the annual meeting are scheduled to vest ratably, on a quarterly basis in arrears, with the final installment scheduled to vest on the first anniversary of the date of grant (or, if earlier, the day before the next annual meeting of shareholders). Vesting is subject to continued service on the Board through the vesting date. The vesting schedule for a pro-rated award to a new director will coincide with the remaining vesting dates of the awards granted on the date of the prior annual meeting.

Under the Directors’ Plan, all vested RSUs—including annual awards and RSUs in lieu of cash fees—are generally paid in an equivalent number of shares of common stock on the earlier of the date the non-employee director’s service terminates and the first anniversary of grant, subject to any valid election by the non-employee director to defer the payment date. Subject to the aggregate share limit set forth in the Directors’ Plan, the Board may from time to time prospectively change the relative mixture of stock options and RSUs for the initial and annual award grants to non-employee directors and the methodology for determining the number of shares of the Company’s common stock subject to these awards without shareholder approval.

The Directors’ Plan provides certain benefits that are triggered by certain corporate transactions or death or total disability. In the event of the dissolution or liquidation of the Company, consummation of a sale of all or substantially all of the assets of the Company, or consummation of the merger or consolidation of the Company with or into another corporation in which the Company is not the surviving corporation or any other capital reorganization in which more than 50 percent of the shares of the Company entitled to vote are exchanged (a “Corporate Transaction”), options and RSUs granted under the Directors’ Plan will become fully vested, and the Company will provide each director optionee either a reasonable time within which to exercise the option or a substitute option with comparable terms as to an equivalent number of shares of stock of the corporation succeeding the Company or acquiring its business by reason of such Corporate Transaction. Outstanding RSUs will generally be paid in an equivalent number of shares of common stock immediately prior to the effectiveness of such Corporate Transaction. In the event of the director’s death or total disability, options and RSUs granted under the Directors’ Plan will become fully vested and, in the case of RSUs, immediately payable.

In addition, non-employee directors may participate in the Company’s matching charitable awards program, which provides up to $1,000 in matching contributions per calendar year to eligible non-profit organizations. The Company also reimburses its non-employee directors for their out-of-pocket expenses incurred in connection with attendance at Board, committee and shareholder meetings, and other business of the Company.

Director Stock Ownership Guidelines

The Board has adopted stock ownership guidelines for the Company’s non-employee directors as set forth in the Corporate Governance Guidelines with the exact share ownership requirements periodically established by the Board. The current share ownership requirements set by the Board provide that each non-employee director should own shares of the Company’s common stock equal in value to five times the annual Board cash retainer then in effect (or $300,000 in 2015 based on the Board’s current annual cash retainer of $60,000). A non-employee director who does not satisfy the required Company stock ownership level must retain at least 50 percent of the net shares he or she receives upon exercise, vesting, or payment, as the case may be, of Company equity awards. For this purpose, the “net” shares received upon exercise, vesting, or payment of an award are the total number of shares received, less the shares needed to pay any applicable exercise price of the award. Vested but unpaid (or deferred) RSUs count toward satisfaction of this requirement, but unexercised options do not (regardless of whether they are vested). Shares held in a trust established by the director (and/or his or her spouse) for estate or tax planning purposes count toward satisfaction of this requirement if the trust is revocable by the director (and/or his or her spouse) or for the benefit of his or her family members. Ms. James, Mr. McInerney, Mr. Scott, Dr. Shaw, and Mr. Webb have satisfied these ownership guidelines. Mr. Brandt, Ms. Friedman, Mr. Hartenstein, and Mr. Smith, all of whom recently joined the Board, will be required to retain at least 50 percent of all net shares received with respect to Company equity awards until they satisfy the ownership guidelines.

Director Compensation Table—2015

The following table presents fiscal year 2015 compensation information for Yahoo’s non-employee directors who served during any part of the year. Yahoo’s two employee directors during 2015, Ms. Mayer and Mr. Filo, received no additional compensation for their service on the Board. (For their compensation as employees, see the Summary Compensation Table on page 44.)

The “Stock Awards” and “Option Awards” columns below present the aggregate grant date fair value of equity awards (as computed for financial accounting purposes) and do not reflect whether the recipient has realized a financial benefit from the awards (such as by vesting in stock or exercising options).

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(4)	All Other Compensation ($)	Total ($)

Current Directors:
Susan M. James	95,000	239,990	0	0	334,990
Thomas J. McInerney	70,000	239,990	0	0	309,990
H. Lee Scott, Jr.(5)	0	314,898	0	0	314,898
Jane E. Shaw, Ph.D.	95,000	239,990	0	0	334,990
Maynard G. Webb, Jr.(6)	0	509,908	0	0	509,908

Former Directors:
Max R. Levchin (7)	0	295,487	0	0	295,487
Charles R. Schwab(8)	0	309,923	0	0	309,923

(1)

Cash amounts differ, in part, because some directors elected pursuant to our director compensation program to receive RSUs in lieu of their quarterly cash fees for Board and committee service (see “—Director Compensation,” above). Amounts in this column exclude fees for Board service earned in the fourth quarter of 2014 and paid on January 23, 2015, and include fees for Board service earned in the fourth quarter of 2015 and paid on January 8, 2016.

(2)

As required by SEC rules, the columns “Stock Awards” and “Option Awards” present the aggregate grant date fair value (and the notes below present the individual grant date fair values) of each director’s equity awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ 718 Compensation—Stock Compensation (“FASB ASC 718”). These amounts do not reflect whether the director has realized a financial benefit from the awards (such as by vesting in stock or exercising options). For information on the valuation assumptions used in these computations, refer to Note 14—“Employee Benefits” in the Notes to Consolidated Financial Statements in our 2015 Form 10-K.

(3)

On June 24, 2015, each of the non-employee directors elected at the 2015 Annual Meeting of Shareholders (namely, Ms. James, Dr. Shaw, and Messrs. Levchin, McInerney, Schwab, Scott, and Webb) was automatically granted an award of 5,862 RSUs under the Directors’ Plan. Each of these awards had a grant date fair value of $239,990. The number of unvested RSUs held on December 31, 2015 by each person listed in the table above was as follows: Ms. James (2,931), Mr. Levchin (0), Mr. McInerney (2,931), Mr. Schwab (2,931), Mr. Scott (2,931), Dr. Shaw (2,931), and Mr. Webb (2,931). The Directors’ Plan provides that non-employee directors may elect to defer payment of RSUs in certain circumstances. The number of vested but unpaid RSUs held on December 31, 2015 by each person listed in the table above was as follows: Ms. James (50,912), Mr. Levchin (0), Mr. McInerney (2,931), Mr. Schwab (4,900), Mr. Scott (11,656), Dr. Shaw (9,547), and Mr. Webb (10,530).

(4)

The number of outstanding stock options held on December 31, 2015 by each person listed in the table above was as follows: Ms. James (0), Mr. Levchin (15,848), Mr. McInerney (0), Mr. Schwab (3,118), Mr. Scott (3,291), Dr. Shaw (0), and Mr. Webb (61,679).

(5)

In lieu of cash, Mr. Scott elected to receive his quarterly Board and committee fees for 2015 in the form of RSUs. Accordingly, we granted Mr. Scott an award of 421 RSUs on March 31, 2015, which had a grant date fair value of $18,707; an award of 477 RSUs on June 30, 2015, which had a grant date fair value of $18,741; an award of 648 RSUs on September 30, 2015, which had a grant date fair value of $18,734; and an award of 563 RSUs on December 31, 2015, which had a grant date fair value of $18,725.

(6)

In lieu of cash, Mr. Webb elected to receive his quarterly Board and committee fees for 2015 in the form of RSUs. Accordingly, we granted Mr. Webb an award of 1,519 RSUs on March 31, 2015, which had a grant date fair value of $67,497; an award of 1,717 RSUs on June 30, 2015, which had a grant date fair value of $67,461; an award of 2,334 RSUs on September 30, 2015, which had a grant date fair value of $67,476; and an award of 2,029 RSUs on December 31, 2015, which had a grant date fair value of $67,485.

(7)

Mr. Levchin resigned from the Board effective December 4, 2015. In lieu of cash, Mr. Levchin elected to receive his quarterly Board and committee fees for 2015 in the form of RSUs. Accordingly, we granted Mr. Levchin an award of 337 RSUs on March 31, 2015, which had a grant date fair value of $14,975; an award of 381 RSUs on June 30, 2015, which had a grant date fair value of $14,969; an award of 518 RSUs on September 30, 2015, which had a grant date fair value of $14,975; and an award of 303 RSUs on December 4, 2015, which had a grant date fair value of $10,578.

(8)

Mr. Schwab resigned from the Board effective February 2, 2016. In lieu of cash, Mr. Schwab elected to receive his quarterly Board and committee fees for 2015 in the form of RSUs. Accordingly, we granted Mr. Schwab an award of 393 RSUs on March 31, 2015, which had a grant date fair value of $17,463; an award of 445 RSUs on June 30, 2015, which had a grant date fair value of $17,484; an award of 605 RSUs on September 30, 2015, which had a grant date fair value of $17,491; and an award of 526 RSUs on December 31, 2015, which had a grant date fair value of $17,495.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes our executive compensation program for 2015 and the goals that drive the design of the program. The Compensation Committee is responsible for reviewing our executive compensation program and approving the compensation arrangements for our executive officers.

Highlights

2015 was a year of challenges and continuing transition for Yahoo. We continued our progress on our turnaround efforts to restore the Company to sustainable growth focusing our resources on our growth oriented businesses, stabilizing declining revenues, and sunsetting unprofitable products and services. We also maintained our base of over one billion monthly users. Our growth businesses—Mobile, Video, Native, and Social (“Mavens”)—delivered more than $1.6 billion of GAAP revenue in 2015. We have built our Mavens businesses essentially from scratch and their rapid growth can be attributed to decisive investments made under Ms. Mayer’s leadership since her arrival in mid-2012. As shown below, our Mavens revenue has continued to grow year over year, growing 45 percent in 2015, even as we achieved significant scale (surpassing $1.6 billion in annual revenue):

“Mavens” GAAP Revenue

($ in millions)

In January 2015, we announced a plan to pursue a tax-efficient spin-off of our remaining stake in Alibaba Group Holding Limited (“Alibaba”) and completed substantial work to execute that plan. In December 2015, however, our Board, after careful consideration of how to drive long-term value for shareholders, decided to suspend the planned spin-off due to potentially adverse developments after the plan was originally announced and the market’s growing negative perception of the tax risk associated with the transaction. Subsequently, the Board announced that it had formed a strategic review committee of independent directors to consider strategic alternatives for the Company, including a sale of our operating business or a reverse spin-off of the operating business.

Despite the growth in our Mavens businesses, we are still in a transition phase as we work on our turnaround strategy. During 2015, declines in our legacy businesses, as well as a 22 percent decline in the market value of our Alibaba stake, contributed to a total shareholder return (“TSR”) for 2015 that was below our three- and five-year averages. Nevertheless, at the end of 2015 Yahoo remained at the 62nd and 60th percentiles of the S&P 500 for three- and five-year compound average annual TSR growth, respectively. In addition to the Board’s exploration of a broad range of strategic alternatives, we announced a strategic plan for 2016 and beyond which doubles down on the strategy we have been pursuing to narrow the Company’s focus on areas of strength to better fuel growth, drive revenue, and increase efficiency.

Significantly, in terms of Named Executive Officer compensation, as explained in greater detail throughout this CD&A:

•	Named Executive Officers received no salary increases or annual bonuses for 2015.

•	93.3 percent of our CEO’s total direct compensation in 2015 was considered at-risk (tied to performance goals and/or dependent upon the value of our common stock).

•

Our executives’ long-term incentive equity awards tied to 2015 performance goals vested at significantly less than their target levels—vesting results were 14 percent of target for the performance RSUs and 47 percent of target for the performance options.

•

Note that the Summary Compensation Table does not clearly illustrate our strong link between pay and performance because: (1) stock and option award values in the Summary Compensation Table reflect the target level of equity incentive opportunities, not the actual portion vesting based on performance; (2) applicable accounting and SEC rules require that performance-based equity grants approved by the Compensation Committee in prior years that were eligible to vest based on 2015 performance be disclosed as compensation in the Summary Compensation Table for 2015 when the applicable performance goals were set; and (3) stock and option award values in the Summary Compensation Table are based on our stock price at the time of grant (for accounting purposes) and do not reflect subsequent changes in stock price.

•

It’s important to understand that Ms. Mayer’s performance-based equity award values in the Summary Compensation Table reflect the significant appreciation in our stock price between when the awards were originally approved by the Compensation Committee and when the applicable annual performance goals were subsequently set (the accounting measurement date). For example, our stock price increased 178 percent between July 16, 2012 (the date on which Ms. Mayer’s recruitment awards were originally approved) and March 6, 2015 (the date on which the recruitment option’s 2015 tranche was valued for reporting purposes). That option tranche had an original approval value of $3 million in 2012, and a reported value of nearly $20 million in 2015, due to our intervening stock price appreciation (which benefits executives and shareholders alike). For a list of the original approval values of Ms. Mayer’s equity awards compared to their reported values, see the “CEO Equity Awards” tables on pages 35-36.

•

It is also important to understand there is a wide disparity between the values reported in the Summary Compensation Table and the amounts actually received by Ms. Mayer because the Company’s 2015 performance fell short of the rigorous annual financial goals we set. As estimated in the table below, our Chief Executive Officer’s actual earned compensation for 2015 was 39 percent of the total reported in the Summary Compensation Table (“SCT”):

	REPORTED PAY	REALIZED PAY

CEO 2015 Compensation Element	Summary Compensation Table (SCT) (accounting grant date fair value for stock and option awards)	Actual Earned Compensation (vested April 1, 2016 value for stock and option awards)

Salary	$1,000,000	$1,000,000

Bonus(1)	1,125	1,125

Annual Cash Subtotal	1,001,125	1,001,125

Performance Option(2)(3)	19,935,777	6,303,006

Performance RSUs(2)(3)	8,495,518	998,749

RSUs(2)(3)	5,999,976	5,038,654

Equity Award Subtotal	34,431,271	12,340,409

All Other Compensation	548,711	548,711

Total 2015 Compensation	$35,981,107	$13,890,245*

*	Actual Earned Compensation (as a percent of reported SCT total compensation): 39%

•

The following chart illustrates the disparity between our CEO’s total compensation reported in the Summary Compensation Table and her realized pay for 2014 and 2015 (with realized pay calculated as in the table above, based on our April 1, 2016 stock price):

CEO Compensation — Reported vs. Realized Pay

(1)

Ms. Mayer earned a small cash bonus under Yahoo’s Invention Recognition Award program, open to all full-time employees, for being among the inventors named in a pending patent application filed by the Company.

(2)	The Summary Compensation Table presents the grant date fair values of stock and option awards determined as described in footnotes (2), (4), and (8) to the Summary Compensation Table on page 44.
(3)

For purposes of determining Actual Earned Compensation in the chart above, the 2015 stock and option awards that actually vested (or remain eligible to vest) are valued using our April 1, 2016 stock price and forfeited awards are disregarded, as described in footnote (3) to the CEO Equity Awards table on page 36. For an award-by-award breakdown, see column [C] of the CEO Equity Awards (2015) table on that same page.

•

Long-Term Incentive Equity Program: Consistent with prior years, our long-term incentive equity award program for 2015 was designed to promote the Company’s overall financial performance, as measured by revenue and earnings (specifically for 2015, the equity performance metrics were revenue, revenue ex-TAC, and adjusted EBITDA). Since Ms. Mayer’s arrival in 2012, our long-term incentive equity awards have always included both a revenue metric (revenue and/or revenue ex-TAC) and an earnings metric (adjusted EBITDA or operating income). The three 2015 metrics have been retained in this program for 2016 to measure our overall financial performance.

•

Short-Term Cash-Incentive Program: Our short-term cash-incentive program is designed to promote a key financial performance goal each year that the Compensation Committee judges to be particularly important (in addition to overall financial performance). For 2014, that key goal was mobile revenue, and for 2015 our key goal was Mavens revenue. In order to ensure a balanced incentive, our overall financial performance also enters into the short-term payout formula.

•

Such program design resulted in a partial overlap between the metrics used in our long-term equity incentive program and our short-term cash-incentive program with the three overall financial metrics (revenue, revenue ex-TAC, and adjusted EBITDA) being used in both programs. This overlap reflects the Compensation Committee’s view that it is critical for Yahoo at this stage of our transition is to focus on revenue growth while managing costs to increase profitability.

•

85 percent of votes cast in the “say-on-pay” vote at our annual meeting in June 2015 were in favor of our executive compensation program. The Compensation Committee believes these results indicate support for the current program structure, which is designed to focus management on the Company’s business strategy and financial imperatives, retain top performers, align executives’ interests with those of shareholders, maintain best-in-class pay governance standards, and reflect peer group practices to compete in a tight market for talent.

•

Examples of our pay governance best practices include: no tax “gross-up” payments other than for a business-related relocation; policies on clawbacks and executive stock ownership and holding requirements; hedging/pledging prohibitions; and “double trigger” change-in-control severance where the occurrence of a change in control, in and of itself, will not trigger benefits or accelerated vesting of equity awards.

Company Overview

Yahoo is a guide to digital information discovery focused on informing, connecting, and entertaining over one billion monthly users worldwide through our Search, Communications, and Digital Content products.

•	Search continues to be an integral part of our business, helping our users find the information they’re looking for;

•	Our Communications products—like Mail and Messenger—drive user frequency and retention, and help attract traffic to other areas of Yahoo’s network; and

•	Digital Content is our differentiator as people come to Yahoo for our distinct original content, aggregation, and personalization.

•	Together, these products form a true digital network that makes Yahoo, Yahoo.

In addition, Yahoo has built significant value for its shareholders through strategic equity investments including (with values as of April 1, 2016 based on public market share prices):

•

Alibaba (15% stake, $30.2 billion)—investment in one of the largest mobile and online commerce companies in the world, with over 400 million annual active buyers according to its published reports; and

•

Yahoo Japan (35.5% stake, $8.3 billion)—joint venture equity investment in one of the largest portal sites in Japan, serving more than 80 million daily unique browsers according to its published reports.

In July 2012, Marissa A. Mayer joined the Company as Chief Executive Officer, and under her leadership we have focused on returning Yahoo to its iconic position in the technology industry. Ms. Mayer’s multi-year transformation of our business began with decisive investments to focus on becoming mobile first and shifting away from a declining desktop web-based strategy. By year-end 2014, we had established a solid mobile presence, becoming one of the top three players in terms of U.S. mobile audience reach, according to comScore.

Throughout 2014 and 2015, we continued to invest in mobile products, and also in our other “Mavens” businesses, which represent the fastest growing areas of digital advertising. In 2015, our Mavens delivered over $1.6 billion in GAAP revenue—growing 45 percent year-over-year.

•

Mobile – Of our over $1.6 billion in Mavens revenue, mobile contributed $1 billion, representing a 36 percent increase in mobile GAAP revenue year-over-year. We continued to see solid user engagement, with over 600 million monthly users on mobile in 2015.

•

Video – On video, we delivered $375 million of GAAP revenue in 2015, up 64 percent year-over-year. As digital content continues to be a key differentiator for Yahoo, we are focused on delivering strong video content offerings across our core verticals (News, Sports, Finance, and Lifestyle).

•

Native – Our Yahoo Gemini native ad platform, which was built from scratch two years ago, continued to show strong growth. In 2015, Gemini native display ads generated over half a billion dollars in GAAP revenue.

•	Social – On social, we continued to see strong engagement growth on Tumblr, with its number of mobile daily active users in the fourth quarter increasing 34 percent year-over-year.

We are pleased with the success of these growth businesses as we begin to recover from years of legacy decline, and we are taking decisive action to continue our transformation of our business and to drive performance as described below.

2016 Strategic Plan

On February 2, 2016, we announced our strategic plan for 2016 and beyond which doubles down on the strategy we have been pursuing to narrow our focus on areas of strength to better fuel growth, drive revenue, and increase efficiency. We are further simplifying our product portfolio to emphasize the products that distinguish us competitively and drive the most substantial portion of users, revenue, and market opportunity. For users, we will focus on three global platforms (Search, Mail, and Tumblr) and four verticals (News, Sports, Finance, and Lifestyle). For advertisers, we will focus on two core offerings: Gemini and BrightRoll. Gemini combines our search and native ad offerings, while BrightRoll offers programmatic buying and selling tools for video, display, and native advertising.

Our strategic plan consists of four key objectives:

1.

Play to Strengths to Grow User Engagement. Yahoo is the guide to digital information discovery for more than one billion monthly users. In 2016, we intend to prioritize growing engagement with our enormous user base. As outlined above, we believe the focus brought by our simplified product portfolio will increase the pace of innovation and product improvement, deliver a more deeply integrated Yahoo experience, and more quickly grow key metrics such as page views, logged in users, and daily active users.

2.

Drive Mavens Revenue Growth. We intend to continue to invest in our Mavens strategy—with an emphasis on mobile—to counterbalance legacy business declines. By focusing on engagement growth and improved monetization of our consumer products, and by syndicating mobile tools through the Yahoo Mobile Developer Suite, Yahoo expects to reach more than $1.8 billion in Mavens GAAP revenue in 2016 and seeks to drive continued revenue growth.

3.

Simplify the Business to Improve Execution. Since 2012, Yahoo has invested across different product areas and markets to drive innovation and fuel growth, and now the Company will align its resources toward proven growth areas. We believe that a simpler product portfolio more focused on Yahoo’s strengths will allow us to more quickly improve offerings to increase profitability.

4.

Efficiently Align Resources. Yahoo’s strategic plan reflects our goal to continue to spend thoughtfully, operate effectively, and drive profitability. As part of this plan, we have begun executing on a number of additional cost-savings efforts. Since 2012, Yahoo has already made significant strides to manage headcount and achieve stability with fewer employees. Our workforce is 34 percent smaller than it was in 2012; we reduced our headcount from 14,200 employees and 2,800 contractors in 2012 to 10,400 employees and 860 contractors at the end of 2015. We plan to further reduce our workforce by roughly 15 percent by the end of 2016 and exit six offices, subject to local laws and consultation processes.

We believe that our strategic plan will create the best version of Yahoo for our users, advertisers, employees, and shareholders. As we implement these changes, 2016 will be a transition year with revenues and earnings expected to decline, returning to modest growth in 2017 and 2018. In sum, we expect our 2016 strategic plan to deliver the following value:

•	Improve user and advertiser product quality and grow daily active users;

•	Drive continued growth in revenue realized through Mavens (mobile, video, native, and social);

•	Improve profitability;

•	Reduce operating expenses;

•	Limit revenue impact of product and regional exits;

•	Explore non-strategic asset divestitures and free up cash flow; and

•	Deliver increased value to shareholders, advertisers, and the more than one billion people who use Yahoo’s products and services.

Strategic Alternatives Process

Given the significant value of our equity investment in Alibaba, our management and Board have invested significant time and effort evaluating strategic alternatives to maximize the value of our Alibaba stake. In January of 2015, we announced plans for a tax-efficient spin-off our Alibaba stake into a separate publicly-traded independent registered investment company. In December 2015, however, we suspended the spin-off transaction due to subsequent potentially adverse developments and the market’s growing negative perception of the tax risk associated with the transaction. Subsequently, the Board announced that it had formed a strategic review committee of independent directors to consider strategic alternatives for the Company, including a sale of our operating business or a reverse spin-off of the operating business.

We believe that the initiatives included in our 2016 strategic plan are complementary with the strategic alternatives currently being explored, and the combined efforts provide the most likely path to shareholder value creation.

Named Executive Officers

Our Named Executive Officers are the executive officers listed in the Summary Compensation Table on page 44. They include:

•	Marissa A. Mayer, Chief Executive Officer and President;

•	Ken Goldman, Chief Financial Officer;

•	David Filo, Co-Founder and Chief Yahoo;

•	Lisa Utzschneider, Chief Revenue Officer; and

•	Ronald S. Bell, General Counsel and Secretary.

As a founder, Mr. Filo has a significant ownership interest in Yahoo (he owned 7.5 percent of our issued and outstanding common stock as of April 1, 2016); he receives an annual base salary of $1 and did not receive a cash incentive or equity award during 2015. Except where expressly noted, references to “Named Executive Officers” in this CD&A generally do not include Mr. Filo.

Ms. Utzschneider was hired as our SVP of Sales in the Americas in October 2014 (with a November 2014 start date) and was promoted to Chief Revenue Officer in July 2015.

2015 Shareholder Say-On-Pay Vote

Yahoo annually offers shareholders the opportunity to cast an advisory vote on our executive compensation program. This annual vote is known as the “say-on-pay” vote. At our annual meeting in June 2015, 85 percent of votes cast were in favor of our executive compensation program for 2014. The Compensation Committee believes these results reflect shareholders support for the performance-based compensation programs that we began implementing in late 2012. We have maintained these performance-based executive compensation programs setting rigorous performance targets aligned with the Company’s strategy each year. When making future compensation decisions for Named Executive Officers, the Compensation Committee will continue to consider the opinions that shareholders express through say-on-pay votes.

Shareholder Engagement

We value and regularly seek shareholder input in order to ensure that shareholder views are considered in the design of our compensation program. Over the past year we reached out to our top shareholders to explain the Company’s strategic plans and how they inform our executive compensation and governance decisions, and to solicit their views. Since last year’s annual meeting, we engaged with and received input from investors who together own 45 percent of our common stock, including 26 of our top 30 voting investors (i.e., excluding brokers), as of April 1, 2016. These meetings often included Mr. Webb (Chairman of the Board) and Dr. Shaw (Chair of the Compensation Committee), as well as Ms. Mayer and Mr. Goldman who addressed the Company’s strategic plans, and company executives from legal, human resources, and investor relations. We considered all feedback received on our executive compensation programs, including feedback on our performance metrics for our short- and long-term incentive programs.

Compensation Goals and Practices

Our core executive compensation philosophy is to:

•	Attract and retain the most talented people in an extremely competitive marketplace.

•	Compensate key executives at competitive but responsible levels.

•	Provide equity-based compensation to align executives’ interests with those of our shareholders.

•	Provide performance-based compensation to enhance the focus on particular goals and to reward those who make the greatest contributions to our performance when the goals are achieved.

We also believe shareholder interests are further served by other executive compensation-related practices that we follow. These practices include:

✓

We tie pay to performance: our annual cash incentive bonuses and long-term incentive equity awards are tied to the achievement of performance goals and the ultimate value of the long-term incentive equity awards is tied to our stock price, aligning with shareholder interests.

✓	Our equity awards in 2015 reflect a balance between multiple short- and long-term incentives.

✓	We do not have minimum payment levels for our cash-incentive bonus plan or for our performance-based equity awards.

✓	We provide certain personal security arrangements for Ms. Mayer and her immediate family (which we consider necessary and for the Company’s benefit) but we do not provide other material perquisites.

✓	We do not pay taxes on our executives’ behalf through “gross-up” payments (other than for a business-related relocation).

✓

Our change-in-control policy has a double-trigger provision (benefits require both a change in control and termination of employment) rather than a single-trigger provision (under which benefits are triggered automatically by any change in control).

✓	We do not reprice “underwater” stock options (stock options where the exercise price is below the then-current market price of our stock) without shareholder approval.

✓	Our executive officers are subject to a stock ownership policy, which requires them to retain a portion of newly vested equity awards until they have satisfied the policy.

✓

We have a recoupment (or “clawback”) policy that allows the Board to recover cash- and equity-based incentive awards from executives (including all of the Named Executive Officers) in certain circumstances if Yahoo has to restate its financial results.

✓	We prohibit pledging of, and hedging against losses in, Yahoo securities in our insider trading policy, which is applicable to all employees, including our executive officers.

✓	Our Compensation Committee retains an independent compensation consultant for independent advice and market data.

✓	We seek annual shareholder feedback on our executive compensation program.

✓	We carefully monitor and take into account the dilutive impact of our equity awards.

To determine compensation for our Chief Executive Officer, the Compensation Committee confers with the Board. To determine the compensation for the other Named Executive Officers, the Compensation Committee considers, among other factors, the Chief Executive Officer’s recommendations (for officers other than herself). In the end, though, the Compensation Committee alone decides the appropriate compensation for the Chief Executive Officer and our other Named Executive Officers.

Pay for Performance

The Compensation Committee, based on shareholder input and our commitment to a disciplined pay-for-performance approach to executive compensation, established rigorous, performance-oriented compensation programs for 2015. The three key pillars of this approach are:

•	recruit great talent to build the next generation of products that will grow revenue, and build shareholder value over the long-term;

•	motivate and retain that talent by developing compensation packages that reward performance in a manner the Compensation Committee believes is responsible and in line with market norms; and

•	deliver the majority of executive compensation in stock to align the long-term interests of management with our shareholders.

In addition, the Compensation Committee seeks to align the Company’s short-term performance compensation metrics with the Company’s strategy. For example, in 2014 mobile revenue was a key financial performance metric and in 2015 the Compensation Committee made increasing overall Mavens revenue a key financial performance metric in our short-term cash-incentive bonus plan for executives.

Executive Compensation Program Elements

To attract key people and keep them invested in Yahoo’s future, we strive to offer them market-competitive “total direct compensation,” which refers to the combination of the executive’s base salary, annual cash bonus opportunity, and annualized long-term incentive equity award value based on customary grant-date valuation principles.

Mix of Compensation to Emphasize Performance

We provide base salaries that the Compensation Committee believes are competitive. The Compensation Committee believes, however, that our executives will be encouraged to make their greatest contribution to Yahoo if a substantial portion of their compensation is tied to Yahoo’s stock price or other performance goals. To that end, we design annual cash bonuses and long-term equity incentives that reward executives for attaining performance goals and creating shareholder value. These incentives make up the majority of each executive’s total direct compensation opportunity. Because these incentives depend on Yahoo’s performance, our executives’ actual compensation could be significantly less—or more—than the targeted levels.

Our emphasis on equity- and performance-based compensation is reflected in the following chart which shows that 93.3 percent of the intended mix of Ms. Mayer’s target annual total direct compensation for 2015 is performance-based and/or dependent upon the value of our common stock.

Ms. Mayer’s intended mix of annual compensation includes:

•	base salary (6.7 percent of target annual total direct compensation);

•	target cash incentive bonus (13.3 percent of target annual total direct compensation); and

•

grant date value of annual equity awards (80 percent of target annual total direct compensation) of which 50 percent have time-based vesting and 50 percent have both time-based and performance-based vesting.

The above chart includes the annual equity awards that the Compensation Committee approved for Ms. Mayer in 2015. The chart does not include awards made to Ms. Mayer in prior years that have tranches vesting based on 2015 performance (listed under “CEO Equity Awards” on page 36). For purposes of the above chart, the grant date value of annual equity awards is presented by multiplying the total number of shares subject to the awards approved by the Compensation Committee in 2015 by the fair market value of a share of our common stock on the date of the award, with the performance-based portion of the award presented at the target level. Equity awards granted to Ms. Mayer in prior years that have tranches vesting based on 2015 performance appear as 2015 compensation for Ms. Mayer in the Summary Compensation Table. Due to the significant appreciation in our stock price between when the awards were originally approved by the Compensation Committee and the date on which the Compensation Committee approved the applicable performance goals, the accounting value of these awards reflected in the Summary Compensation Table is significantly higher than the value of such equity awards when they were originally approved by the Compensation Committee. The accounting value of the awards reflected in the Summary Compensation Table also does not reflect the below-target payout for awards with tranches vesting based on 2014 and 2015 performance. See the discussion under “CEO Equity Awards” on page 34 for more detail.

Determining Compensation Levels

In setting specific salary, target annual cash bonus, and equity award levels for each Named Executive Officer and our other senior officers, the Compensation Committee considers and assesses, among other factors it may consider relevant:

•	The compensation levels at our peer companies for comparable positions.

•

Various subjective factors relating to the individual recipient—the executive’s scope of responsibility, prior experience, past performance, advancement potential, impact on results, and compensation level relative to other Yahoo executives.

•	As to equity awards, the executive’s historical total compensation, including prior equity grants, the number and value of unvested shares, and the timing of vesting of those awards.

The Compensation Committee gives no single factor any specific weight. Each executive’s compensation level, as well as the appropriate mix of equity award types and other compensation elements, ultimately reflects the Compensation Committee’s business judgment in consideration of these factors and shareholder interests. Executive compensation levels and elements of our executive compensation program are not targeted to specific market or peer group levels.

Elements of Compensation

The current elements of our executive compensation program are described below.

Element		Rationale

Base Salary		Ensure a fixed level of annual cash compensation for our executives.

Annual Cash Bonus		Focus executives’ efforts on—and reward them for achieving—short-term goals that we believe are important to long-term success.

Long-Term Incentive Equity Awards

•  Typically make up the greatest portion of an executive’s total direct compensation opportunity to help ensure alignment between our executives’ interests and shareholders’ interests, and to enhance long-term executive retention.

•  May be in the form of RSUs or stock options, and may have time-based or performance-based vesting.

•  All equity grants are made under our Stock Plan, which has been approved by our shareholders.

è è	RSUs With Performance-Based Vesting Requirements RSUs With Time- Based Vesting Requirements

•  Vested RSUs are payable in shares of our common stock and further link recipients’ interests with those of our shareholders.

•  Under customary grant-date valuation principles, the grant-date value of a stock option is less than the grant-date value of an RSU award covering an equal number of shares. Thus, fewer RSUs are awarded (when compared with stock options) to convey the same grant-date value. The Compensation Committee makes these distinctions, in its judgment, to help minimize the dilutive effect of the awards on our shareholders.

•  RSUs with time-based vesting offer more predictable value than options and are particularly attractive as a retention incentive.

•  RSUs with performance-based vesting (“performance” awards) vest only to the extent that certain performance goals established by the Compensation Committee are met, encouraging executives to focus on specific goals for a particular period (and performance awards include a time-based element too, in that executives generally must remain employed through the performance-determination date in order to vest).

Element		Rationale

è	Stock Options With Performance-Based Vesting Requirements

•  No new stock options were granted to our Named Executive Officers in 2015, though certain options previously granted to Ms. Mayer and Mr. Goldman (as part of their 2012 recruitment packages) remained outstanding.

•  Exercise price cannot be less than the closing price of our common stock on the grant date.

•  We believe that all options have a performance-based element because the option holder realizes value only if our shareholders also realize value.

•  Options that vest based on performance vest only if certain performance goals established by the Compensation Committee are met (and only if the executive remains employed through the vesting date), encouraging executives to focus on specific goals for a particular period. Maximum vesting is 100 percent of the shares subject to the award.

Other Compensation Arrangements

•  401(k) plan available to U.S. employees generally, with Company matching contributions of up to $4,500 in 2015, but we do not provide pensions or other retirement benefits for our executive officers.

•  No material perks for any executives, except for certain personal security arrangements for Ms. Mayer and her immediate family.

•  Certain severance benefits, described below under “Severance and Change-in-Control Severance Benefits” and “Potential Payments Upon Termination or Change in Control,” are provided to compete for key executives and preserve the stability of the executive team.

2015 Executive Compensation Program

2015 Base Salaries

In March 2015, the Compensation Committee reviewed the base salaries of our Named Executive Officers who were then serving as executive officers and kept them at their 2014 levels: $1.0 million for Ms. Mayer, and $600,000 for each of Mr. Goldman and Mr. Bell. The base salaries of Ms. Mayer and Mr. Goldman were negotiated in their offer letters in 2012 and have not been increased since then. Ms. Utzschneider’s base salary of $600,000 was negotiated in her offer letter in 2014 and was not changed when she was promoted to Chief Revenue Officer in July 2015. The Compensation Committee determined in its judgment that these salary levels continued to be appropriate based on its assessment of the factors identified under “Determining Compensation Levels,” above.

2015 Annual Cash Bonuses under the Executive Incentive Plan

In keeping with Yahoo’s performance-based compensation philosophy, the Compensation Committee approved the 2015 short-term cash-incentive bonus plan for the Named Executive Officers, which we call our “Executive Incentive Plan,” in March 2015. Bonuses under the Executive Incentive Plan are determined by multiplying an executive’s target bonus opportunity by a Company Performance Factor, and by an Individual Performance Factor, within an overall limit, as shown by this diagram:

There is no minimum bonus payment guaranteed under the plan, and the Compensation Committee has discretion under the plan to reduce (including to $0) the amount of any bonus otherwise payable to a participant based on performance. We believe that Compensation Committee discretion to reduce the amount of any bonus is appropriate to help mitigate the risks associated with the short-term nature of annual bonus plans. Each executive’s maximum bonus under the Executive Incentive Plan was capped at 200 percent of the executive’s target bonus amount (or, if less, a percentage of our adjusted EBITDA for the year as described below).

As noted above, Ms. Utzschneider was promoted to an executive position in July 2015. Prior to her promotion, she had been designated to participate in our annual bonus plan for non-executive employees (which is broadly similar to the executive plan, including the same performance targets, but is administered by the CEO rather than the Committee), with her target bonus being 90 percent of her base salary as provided in her offer letter. In connection with her promotion, the Compensation Committee designated Ms. Utzschneider as a participant in the 2015 Executive Incentive Plan and determined that her bonus under the executive plan would be determined under the structure below as though she had participated in the plan from the beginning of the year (with a bonus cap of 200 percent of her target level). No changes were made to her base salary or target bonus levels in connection with her promotion.

Target Bonus. The Compensation Committee assigned each Named Executive Officer a target bonus expressed as a percentage of annual base salary. In March 2015, the Compensation Committee reviewed the target bonus levels of Ms. Mayer, Mr. Goldman and Mr. Bell and kept them at their 2014 levels: 200 percent of base salary for Ms. Mayer, and 90 percent of base salary for each of Mr. Goldman and Mr. Bell. Mr. Filo was also eligible to participate in the Executive Incentive Plan; however, he was not assigned a target bonus by the Compensation Committee. Ms. Utzschneider’s target bonus of 90 percent of base salary was negotiated in her offer letter in 2014 and was not changed when she was promoted to Chief Revenue Officer in July 2015. The Compensation Committee determined in its judgment that these target bonus levels were appropriate based on its assessment of the factors identified under “Determining Compensation Levels,” above.

Company Performance Factor. The Compensation Committee decided that the Company Performance Factor under the plan would be determined based on the Company’s attainment of financial goals as well as the Committee’s assessment of the Company’s operational performance.

The financial performance measures selected by the Compensation Committee for 2015 were as follows:

•	revenue as determined under GAAP (or “revenue”);

•	GAAP revenue less traffic acquisition costs (or “revenue ex-TAC”);

•	income from operations before depreciation, amortization, restructuring charges, goodwill and intangible impairments, and stock-based compensation expense (or “adjusted EBITDA”); and

•

GAAP revenue that arises (without duplication) from our four key Mavens offerings (user activity on mobile devices, products that take the form of video, native advertising products, and revenue from Tumblr) (or “Mavens revenue”).

The Compensation Committee chose revenue and revenue ex-TAC as financial metrics for the 2015 Executive Incentive Plan because growing revenue (both through our owned and operated sites and through our distribution network) was considered the most critical strategic imperative for the Company. The Company uses both these measures in evaluating the business and gives quarterly guidance on both to investors. Revenue ex-TAC is the revenue we retain after paying traffic acquisition costs (or “TAC”) to our distribution network. The Compensation Committee also chose to use adjusted EBITDA as a financial metric to promote profitable growth and help ensure that revenue growth is not pursued to the detriment of earnings.

The Compensation Committee further provided that, for purposes of calculating the overall financial performance payout factor, a payout percentage would be determined by averaging the payout percentages for revenue, revenue ex-TAC, and adjusted EBITDA (with each metric given equal weight). The average payout percentage for these three metrics would then be multiplied by the Mavens revenue payout percentage, thereby increasing the potential rewards for performance above 100 percent of target, while reducing rewards for below-target results. Mavens revenue was chosen as the multiplier because the Compensation Committee believed it was critically important to increase revenue from our strategic growth investment areas, our four key Mavens offerings, during 2015.

The Executive Incentive Plan provided for revenue, revenue ex-TAC, adjusted EBITDA and Mavens revenue to be determined on an adjusted basis to mitigate the financial statement impact of certain types of events not contemplated by our 2015 financial plan. Specifically, the Executive Incentive Plan provided for adjustments to eliminate the financial statement impact of certain acquisitions and divestitures, changes in accounting standards, legal settlements, changes in how we report any portion of revenue (i.e. whether on a gross or net (after TAC) basis) and the proposed spin-off of our remaining holdings in Alibaba and Yahoo Small Business (and any related costs). The purpose of these adjustment provisions was to mitigate extraordinary events that may occur during the year and align bonus payouts with measures that reflect management’s actual performance during the year.

The Committee set goals for revenue and revenue ex-TAC in 2015 that were five percent above actual 2014 levels. The Committee intended these revenue goals to be challenging, as although the revenue contribution from Mavens continues to grow, it is offset by continuing declines in the revenue from our legacy businesses. The Committee chose to keep the adjusted EBITDA goal roughly flat compared to prior year as the Committee knew the Company would need to invest to grow top-line revenue, impacting earnings. Specifically, the performance goals were $4.85 billion for revenue, $4.6 billion for revenue ex-TAC, and $1.35 billion for adjusted EBITDA. The Compensation Committee also set a performance goal that Mavens revenue would constitute 36 percent of the Company’s total revenue. As with the decision to use Mavens revenue as the multiplier for the financial performance factor as described above, the Compensation Committee determined to express the performance goal for Mavens revenue as a percentage of our total revenue (as opposed to a specific dollar amount) to emphasize the importance of shifting away from reliance on revenue streams from our declining legacy businesses and toward our future-oriented growth areas for the Company.

Concurrently with its adoption of the Executive Incentive Plan in March 2015, the Compensation Committee established the following payout scales for the financial performance component of the plan:

Performance Metric (and weighting)	Target Performance Goal	Payout Schedule*

Overall Financial Performance:

Revenue (1/3)	$4.85 billion	• achievement > 110% of goal: 200% payout • achievement = 100% of goal: 100% payout • achievement < 90% of goal: 0% payout

Revenue ex-TAC (1/3)	$4.60 billion	• achievement > 110% of goal: 200% payout • achievement = 100% of goal: 100% payout • achievement < 90% of goal: 0% payout

Adjusted EBITDA (1/3)	$1.35 billion	• achievement > 120% of goal: 200% payout • achievement = 100% of goal: 100% payout • achievement < 80% of goal: 0% payout

Mavens Multiplier:

Mavens Revenue	36% of total revenue	• achievement > 111.1% of goal: 2x multiplier • achievement = 100% of goal: 1x multiplier • achievement < 88.9% of goal: 0x multiplier
*

For achievement between the stated percentages, payout is determined by linear interpolation. Actual performance levels for revenue, revenue ex-TAC and adjusted EBITDA are discussed later in this CD&A. Our actual 2015 Mavens revenue as a percentage of revenue was 33.40 percent, which was adjusted to 36.09 percent in accordance with the plan to eliminate the revenue reporting impact of changes in how we account for certain costs, affecting the numerator (Mavens revenue) and the denominator (total revenue).

The Compensation Committee also retained discretion to assess our operational performance at the end of the year. No specific operational goals were adopted by the Compensation Committee for 2015.

Bonus Limit. As noted above, bonuses under the 2015 Executive Incentive Plan were capped at 200 percent of the executive’s target bonus. In addition to this cap, aggregate bonuses payable to the Named Executive Officers (other than Ms. Utzschneider who was not in an executive position at the time the Executive Incentive Plan was adopted for 2015) were subject to a maximum of three percent of our adjusted EBITDA for 2015. This additional performance-based limit on bonuses was intended to help preserve Yahoo’s tax deduction for bonuses paid under the plan, and was allocated among these Named Executive Officers. Under this framework, Ms. Mayer’s maximum bonus was capped at 1.5 percent of our 2015 adjusted EBITDA, and the maximum bonus for each of Messrs. Goldman, Bell and Filo was 0.5 percent of our 2015 adjusted EBITDA. In setting each executive’s final bonus, the Compensation Committee could exercise only downward discretion from these limits. Our 2015 adjusted EBITDA (adjusted in accordance with the Executive Incentive Plan as described above) was approximately $959 million. This framework resulted in a maximum bonus for each of these Named Executive Officers that was greater than 200 percent of the executive’s target bonus. Accordingly, each executive’s potential bonus was capped at 200 percent of the executive’s target bonus amount.

No 2015 Executive Incentive Plan Payout. Prior to the Compensation Committee’s determination of the amount of any bonuses payable under the plan, each of the Named Executive Officers requested that they not be considered for a bonus under the 2015 Executive Incentive Plan, and the Committee reviewed and approved their requests. Such requests were made in light of our pay-for-performance culture and because the Company’s overall 2015 growth did not meet internal expectations. Accordingly, the Compensation Committee honored their request and determined that no incentive bonuses would be paid for 2015 to the Named Executive Officers.

Long-Term Incentive Equity Awards

2015 Annual Grants. In March 2015, the Compensation Committee approved regular annual equity awards for the Named Executive Officers (other than Ms. Utzschneider, who was not in an executive position in March 2015 and whose equity awards are discussed below). As with our annual grants for 2014, these award values were approximately 50 percent in the form of RSUs with time-based vesting requirements, and 50 percent in the form of RSUs with time- and performance-based vesting requirements (specific performance goals need to be achieved and the executive must satisfy continued employment requirements in order for vesting to occur). The Compensation Committee believes that this combination strikes an appropriate balance between creating a long-term retention incentive for our executives and establishing performance goals that further align the executives’ interests with Yahoo’s business objectives for that year and with increasing shareholder value.

In determining the levels for these grants, the Compensation Committee considered the factors identified above under “Determining Compensation Levels.” Ms. Mayer’s offer letter with Yahoo also contemplates that the target value of her annual awards will not be less than $12 million, which is the value of the annual equity award she was granted. The Compensation Committee determined that the appropriate target level of 2015 annual equity awards for each of Mr. Goldman and Mr. Bell was $3 million (the same value as their 2014 annual grants).

Each of these 2015 awards (other than those to Ms. Mayer) is subject to a four-year vesting schedule in order to help promote retention of the executive team. Ms. Mayer’s awards are subject to a three-year vesting schedule, which is consistent with the Compensation Committee’s intent when it negotiated Ms. Mayer’s offer letter in 2012. All of the 2015 awards that are subject only to time-based vesting requirements vest on a monthly basis to enhance the perceived value of the awards for recruitment and retention purposes.

Utzschneider Recruitment and Promotion Grants. Ms. Utzschneider’s offer letter, which was negotiated with her when she was being recruited to join the Company, provided that she would receive initial RSU awards in connection with joining the Company, 50 percent in the form of time-based RSUs and 50 percent in the form of performance-based RSUs. Such awards were granted in December 2014, with the time-based award vesting monthly over four years after a one-year cliff, and with the performance-based RSUs covering four separate annual performance periods, 2015-2018. The goals for the 2015 performance tranche were established in March 2015 in connection with the Company’s regular annual equity award grant process (as described below). In August 2015, in connection with her promotion to Chief Revenue Officer, Ms. Utzschneider was granted additional awards with a total target value of $10 million, 50 percent in the form of time-based RSUs (vesting monthly over four-years) and 50 percent in the form of performance-based RSUs (covering four separate annual performance periods, 2015-2018). The 2015 performance tranche of the August 2015 award was made subject to the goals that were set in March 2015 to align her 2015 incentive opportunities with the terms of the 2015 incentives granted to the other Named Executive Officers. In determining the levels for this grant, the Compensation Committee considered the factors identified above under “Determining Compensation Levels,” as well as Ms. Utzschneider’s success in reorganizing the Company’s sales force and sales strategy and the substantial additional responsibilities of her new position.

2015 Performance Goals. The Company operates in a highly competitive, rapidly changing industry and is in transition as the management team executes its strategic plan to narrow our focus, fuel growth, drive revenue, and increase efficiency in 2016 and beyond. It would be difficult during this period of transition to set multi-year performance targets, and the Compensation Committee continues to believe that for 2016, our long-term success is best promoted by our annual revenue and EBITDA goals. Selecting metrics and setting goals on an annual basis at this time allows the Compensation Committee to assess progress and developments in our business and changes in our industry to ensure that the metrics and goals selected are rigorous and align with the Company’s progress and strategic priorities and what the Compensation Committee believes are in the Company’s long-term best interests.

Accordingly, all of the performance RSUs approved for 2015 are structured so that a portion of each award (a “tranche”) is allocated to each year covered by the award and will vest only to the extent the performance goals established by the Compensation Committee for that year are met. This structure is similar to the structure for the performance RSUs we granted in February 2013 and February 2014 to Ms. Mayer, Mr. Goldman, and Mr. Bell, as described in detail in our proxy statements filed in 2014 and 2015, respectively. Under the terms of these awards, the performance metrics and goals for each annual tranche are set near the beginning of each year covered by the award. In March 2015, the Compensation Committee set performance goals for the tranches of these awards that were eligible to vest based on 2015 performance. These same performance goals applied to the 2015 tranche of the recruitment and promotion RSUs granted to Ms. Utzschneider in 2015 described above.

The metrics used to measure 2015 performance for purposes of the 2015 tranches of these awards (and their weightings) were revenue (one-third), revenue ex-TAC (one-third), and adjusted EBITDA (one-third). As noted above, these are key metrics used by management to measure the performance of the business. The Compensation Committee believed it was appropriate to use revenue metrics for the performance equity awards for 2015 to maintain management’s focus on revenue growth to continue to build shareholder value. The Committee focused on revenue because, as advertisers migrate away from traditional desktop display ad formats, the Committee believed it was critically important to incentivize management to increase monetization of our Mavens growth areas—mobile, video, native ads, and social—while finding ways to slow the rate of decline in our legacy businesses. Adjusted EBITDA (as defined above) was also chosen for the performance equity awards because it is a key metric used by management to evaluate operating performance and to help ensure that revenue growth was not pursued to the detriment of earnings. Although these choices resulted in some overlap between incentive programs—with these metrics being used for both the performance equity awards and the Executive Incentive Plan—the 2015 Executive Incentive Plan was also designed to take into account Mavens revenue, operational performance, and individual performance factors. The Compensation Committee considered the partial overlap to be appropriate in light of the critical importance of revenue and earnings growth to the Company’s turn-around strategy and long-term stockholder value. The Compensation Committee weighted these goals according to its assessment of relative importance, and set performance targets that it believed would be challenging.

The Compensation Committee provided for revenue, revenue ex-TAC, and adjusted EBITDA to be determined on an adjusted basis to mitigate the financial statement impact of certain types of events not contemplated by our 2015 financial plan. Adjustments were made for the same items as discussed under “2015 Annual Cash Bonuses under the Executive Incentive Plan—Company Performance Factor” above.

The Compensation Committee evaluates the appropriate metrics for use under our equity awards and for use under the Executive Incentive Plan each year.

As described above, the Committee set goals for revenue and revenue ex-TAC in 2015 that were five percent above actual 2014 levels. The Committee intended these revenue goals to be challenging, as although the revenue contribution from Mavens continues to grow, it is offset by continuing revenue declines in our legacy businesses. The Committee chose to leave the adjusted EBITDA goal roughly flat compared to prior year as the Committee recognized the Company’s investments to grow top-line revenue could impact earnings growth for the year. The specific 2015 financial targets for the performance-based RSUs were as follows:

Performance Metric (and Weighting)	Target Performance Goal	Performance Vesting Schedule*

Revenue (1/3)	$4.85 billion	• achievement > 110% of goal: 200% vest • achievement = 100% of goal: 100% vest • achievement < 90% of goal: 0% vest

Revenue ex-TAC (1/3)	$4.60 billion	• achievement > 110% of goal: 200% vest • achievement = 100% of goal: 100% vest • achievement < 90% of goal: 0% vest

Adjusted EBITDA (1/3)	$1.35 billion	• achievement > 120% of goal: 200% vest • achievement = 100% of goal: 100% vest • achievement < 80% of goal: 0% vest
*	For achievement between the stated percentages, vesting is determined by linear interpolation.

For 2015, the Compensation Committee determined that our actual performance, and corresponding vesting percentages, with respect to these metrics were as follows, each after giving effect to the adjustment provision described above:

Performance Metric (and Weighting)	Actual Performance(1)	Actual Performance as a Percentage of Target	Vesting Percentage

Revenue (1/3)	$4.57 billion	94.1%	41%

Revenue ex-TAC (1/3)	$4.06 billion	88.3%	0%

Adjusted EBITDA (1/3)	$0.96 billion	71.1%	0%

Accordingly, the 2015 tranche of the performance-based RSUs awarded in 2013, 2014, and 2015 vested on the date of the Compensation Committee’s determination at 14 percent of target (the weighted average of the vesting percentages in the chart above, rounded to the nearest whole percentage).

(1)

The following adjustments were made in accordance with the terms of the awards (which, as mentioned above, provided for revenue, revenue ex-TAC, and adjusted EBITDA to be determined on an adjusted basis to mitigate the financial statement impact of certain types of events not contemplated by our 2015 financial plan): Our actual 2015 GAAP revenue of $4.97 billion was adjusted to $4.57 billion to eliminate the revenue reporting impact of changes in how we account for certain costs. Our actual 2015 revenue ex-TAC of $4.09 billion was adjusted to $4.06 billion for the same reason. Our adjusted EBITDA calculated in accordance with the terms of the awards (including the applicable adjustment provisions) was $0.96 billion.

As noted above, we set the goals for each annual tranche of performance-based RSUs near the beginning of the year to which the tranche relates. Under applicable accounting rules, performance based RSUs for a particular performance period are deemed granted on the date the goals are set for the performance period (and the accounting grant date fair value is determined on that date). Accordingly, under applicable SEC rules, the 2015 tranches of the performance-based RSUs we awarded in 2013 and 2014, and only the 2015 tranche of the performance-based RSUs we awarded in 2015, are shown in our compensation tables below as compensation for 2015. Similarly, the 2013 tranche of the performance-based RSUs we awarded in 2013 is shown as compensation for 2013, and the 2014 tranches of the performance-based RSUs we awarded in 2013 and 2014 are shown as compensation for 2014.

Determination of Vesting of 2012 Performance Options. As described in detail in our proxy statement filed in 2013, in November 2012 Ms. Mayer and Mr. Goldman were granted stock options pursuant to their employment offer letters. These options were subject to both time-based and performance-based vesting requirements. In other words, specific performance goals need to be achieved and the executive must satisfy continued employment requirements in order for vesting to occur.

For Ms. Mayer’s performance option, which was part of a one-time retention grant, the Compensation Committee established five performance periods: the first half of 2013 and each year from 2013 through 2016, with one-fifth of the options allocated to each of these periods. For Mr. Goldman’s performance option, the Compensation Committee established three performance periods: the 2013, 2014, and 2015 years, with one-third of the options allocated to each of these periods.

For the 2015 tranche of each of these performance options the Compensation Committee established that the options would be eligible to vest based on our revenue, revenue ex-TAC, and adjusted EBITDA relative the goals established for 2015, with each performance metric being weighted one-third. The Compensation Committee’s reasons for selecting these performance metrics and weightings is discussed under “Long-Term Incentive Equity Awards—2015 Performance Goals” above. With respect to all three performance metrics, the Compensation Committee provided for performance to be determined on an adjusted basis to mitigate the financial statement impact of certain types of events not contemplated by our 2015 financial plan. Adjustments were made for the same items as discussed under “2015 Annual Cash Bonuses under the Executive Incentive Plan—Company Performance Factor” above.

The following chart shows the specific 2015 financial targets for the performance options and the portion of the 2015 tranche that would vest based on the percentage attainment of the applicable goal:

Performance Metric (and Weighting)	Target Performance Goal	Performance Vesting Schedule*
Revenue (1/3)	$4.85 billion	• achievement ≥ 108% of goal: 130% vest • achievement = 104% of goal: 120% vest • achievement = 100% of goal: 100% vest • achievement ≤ 80% of goal: 0% vest

Revenue ex-TAC (1/3)	$4.60 billion	• achievement ≥ 108% of goal: 130% vest • achievement = 104% of goal: 120% vest • achievement = 100% of goal: 100% vest • achievement ≤ 80% of goal: 0% vest

Adjusted EBITDA (1/3)	$1.35 billion	• achievement ≥ 116% of goal: 130% vest • achievement = 108% of goal: 120% vest • achievement = 100% of goal: 100% vest • achievement ≤ 60% of goal: 0% vest
*	For achievement between the stated percentages, vesting is determined by linear interpolation.

In no event, however, would the 2015 tranche of any performance option vest as to more than 100 percent of the shares subject to that tranche.

For 2015, the Compensation Committee determined that our actual performance, and corresponding vesting percentages, with respect to these metrics were as follows, each after giving effect to the adjustments described above:

Performance Metric (and Weighting)	Actual Performance	Actual Performance as a Percentage of Target	Vesting Percentage

Revenue (1/3)	$4.57 billion	94.1%	71%

Revenue ex-TAC (1/3)	$4.06 billion	88.3%	42%

Adjusted EBITDA (1/3)	$0.96 billion	71.1%	28%

Accordingly, the Compensation Committee determined that the 2015 tranche of each of the performance-based options vested at 47 percent (the weighted average of the vesting percentages in the chart above, rounded to the nearest whole percentage).

The Compensation Committee intended the target performance goals for these 2015 option tranches to be challenging. Although the performance options had the same financial goals as the performance RSUs, the Committee established a different payout schedule for the options. As shown above, the performance options’ payout schedule provided for relatively greater vesting percentages for below-target performance (i.e., greater downside protection), and relatively lesser vesting percentages for above-target performance (i.e., lesser upside potential). The Compensation Committee considered this appropriate because performance option vesting is capped at 100 percent of the tranche, whereas performance RSU vesting can reach 200 percent of the tranche.

Similar to the performance RSUs, we set goals for each annual tranche of performance options near the beginning of the year to which the tranche relates. Under applicable accounting rules, performance based options for a particular performance period are deemed to be granted on the date the goals are set for the performance period (and the accounting grant date fair value is determined on that date). Accordingly, under applicable SEC rules, our 2012 performance-based stock options are shown in our compensation tables below as compensation for 2013 and later years (i.e., each tranche is shown as compensation for the year in which its performance goals are set), even though such options were approved by the Compensation Committee in July 2012. Due to the significant appreciation in our stock price between when the options were originally approved by the Compensation Committee and the date on which the Compensation Committee approved the applicable performance goals, the accounting value of the tranches of these options reflected as 2014 and 2015 compensation in the Summary Compensation Table is significantly higher than the value of such options when they were originally approved by the Compensation Committee. The accounting value of the options reflected in the Summary Compensation Table also does not reflect the below-target vesting of the options based on 2014 and 2015 performance. See the discussion under “CEO Equity Awards” below for more detail.

CEO Equity Awards

A substantial portion of Ms. Mayer’s equity awards that appear as 2014 and 2015 compensation in the Summary Compensation Table are the performance-based options approved by the Compensation Committee in 2012 as part of her recruitment package. These performance-based options were part of the retention award and the 2012 annual award that Ms. Mayer negotiated in her July 2012 offer letter when she joined Yahoo. The 2014 tranche of both options is included in her 2014 compensation row in the Summary Compensation Table, and the 2015 tranche of her retention option is included in her 2015 compensation row. Ms. Mayer’s other equity awards that appear as 2014 compensation in the Summary Compensation Table include the 2014 tranche of her 2013 and 2014 awards of performance-based RSUs, as well as her 2014 annual award of time-based RSUs. Her other equity awards that appear as 2015 compensation in the Summary Compensation Table include the 2015 tranches of her 2013, 2014, and 2015 awards of performance-based RSUs, as well as her 2015 annual award of time-based RSUs.

The value of these performance-based equity awards in the Summary Compensation Table reflects the significant appreciation in our stock price between when the awards were originally approved by the Compensation Committee and the date on which the Compensation Committee approved the applicable performance goals. As described in more detail below, the shares subject to these awards that are included in Ms. Mayer’s 2014 compensation row had a value of $15 million when the Compensation Committee approved them, but the awards have a value of nearly $40 million in our Summary Compensation Table due to the appreciation in our stock price between the approval date and the accounting grant date required to be reflected in the Summary Compensation Table. Similarly, the shares subject to these awards that are included in Ms. Mayer’s 2015 compensation row had a value of $15 million when the Compensation Committee approved them, but the awards have a value over $34 million in our Summary Compensation Table.

The performance options approved in July 2012 were allocated among multiple performance periods. As described above, Ms. Mayer received two performance option grants. For her first option grant, which was part of her 2012 annual equity award, the Compensation Committee established three performance periods: the first half of 2013, the 2013 year, and the 2014 year, with one-third of the options allocated to each of these periods. For her second grant, which was part of a one-time retention award, the Compensation Committee established five performance periods: the first half of 2013 and each year from 2013 through 2016, with one-fifth of the options allocated to each of these periods. Under accounting rules applicable to the Summary Compensation Table, the accounting grant date is determined separately for each portion of the option, and is deemed to be the date when the performance goals for the applicable performance period are established. Accordingly, for each option’s 2014 performance portion, the accounting grant date value was measured in February 2014 when the performance goals for 2014 were established. Similarly for the retention option’s 2015 performance portion, the accounting grant date value was measured in March 2015 when the performance goals for 2015 were established. As a result of the significant appreciation in our stock between July 16, 2012 (when these options were originally approved by the Compensation Committee) and the date on which the Compensation Committee approved the applicable performance goals (February 27, 2014 for the 2014 tranches and March 6, 2015 for the 2015 tranche), the accounting values for Ms. Mayer’s stock options reflected in the Summary Compensation Table are significantly higher than their originally approved values. Our stock value increased 146 percent from July 16, 2012 through February 27, 2014, and increased 178 percent from July 16, 2012 through March 6, 2015.

Similarly, the 2014 tranche of Ms. Mayer’s performance-based RSUs awarded in 2013, and the 2015 tranches of her performance-based RSUs awarded in 2013 and 2014, each have an accounting grant date value that was measured at the time the performance goals for the applicable year were established that was higher than the original approved value of the award.

In addition, and as discussed above, Ms. Mayer’s performance options and performance RSUs are subject to performance-based vesting requirements and the 2014 and 2015 tranches of each of these awards vested at significantly less than target levels based on actual performance.

The following tables present Ms. Mayer’s equity awards that are considered to be 2014 and 2015 grants, respectively, under SEC and accounting rules, and show:

•	the original value of each award, as approved by the Compensation Committee [column A];

•	the accounting value of each award, as reflected in our Summary Compensation Table (“SCT”) [column B]; and

•	the value of the portions of the awards that ultimately vested, based on the $36.48 closing price of our common stock on April 1, 2016 [column C].

CEO Equity Awards (2014)

Award	Type	Approval Date	Vesting Tranche	Performance Period	[A] Approval Date Value ($)(1)	[B] SCT Accounting Value ($)(2)	[C] Vested April 1, 2016 Value ($)(3)

Retention	Performance option	July 2012	3 of 5	2014	$ 3,000,000	$16,916,564	$ 9,253,351

2012 Annual	Performance option	July 2012	3 of 3	2014	2,000,000	11,277,724	6,168,906

2013 Annual	Performance RSU	February 2013	2 of 3	2014	2,000,000	3,752,364	1,280,959

2014 Annual	Performance RSU	February 2014	1 of 3	2014	2,000,000	2,000,017	682,760

	Time-based RSU (3 year vesting)	February 2014	n/a	n/a	6,000,000	5,999,974	5,689,603
Total Value for 2014					$15,000,000	$39,946,643	$23,075,579

CEO Equity Awards (2015)

Award	Type	Approval Date	Vesting Tranche	Performance Period	[A] Approval Date Value ($)(1)	[B] SCT Accounting Value ($)(2)	[C] Vested April 1, 2016 Value ($)(3)

Retention	Performance option	July 2012	4 of 5	2015	$3,000,000	$19,935,777	$6,303,006

2013 Annual	Performance RSU	February 2013	3 of 3	2015	2,000,000	4,237,138	498,134

2014 Annual	Performance RSU	February 2014	2 of 3	2015	2,000,000	2,258,359	265,501

2015 Annual	Performance RSU	March 2015	1 of 3	2015	2,000,000	2,000,021	235,114

	Time-based RSU (3 year vesting)	March 2015	n/a	n/a	6,000,000	5,999,976	5,038,654
Total Value for 2015					$15,000,000	$34,431,271	$12,340,409

(1)

Approval Date Values reflect the value of the vesting tranche at the time the award was originally approved by the Compensation Committee, which value was used at that time to determine the number of shares subject to the award (at “target” in the case of performance-based vesting awards). These amounts include award portions that were later forfeited due to performance shortfalls (i.e., these Approval Date Values have not been adjusted to reflect below-target vesting).

(2)

SCT Accounting Values reflect the fair value of each performance tranche as determined under applicable SEC and accounting rules on the date on which the Compensation Committee established the performance goals for the applicable performance period (which was February 27, 2014 for the 2014 tranches and March 6, 2015 for the 2015 tranches). These amounts are included as 2014 and 2015 compensation for Ms. Mayer in the “Stock Awards” and “Option Awards” columns of the Summary Compensation Table (SCT), with the “Total Value” for each year in the table above being the sum of Ms. Mayer’s “Stock Awards” and “Option Awards” reported in the Summary Compensation Table for the corresponding year. Performance-based vesting awards are taken into account at “target.” These amounts therefore include the award portions that were later forfeited due to performance shortfalls (i.e., these Accounting Values have not been adjusted to reflect below-target vesting).

(3)

The 2015 performance RSU tranches vested at 14 percent of target and the 2015 performance option tranches vested at 47 percent of target, as discussed under “Long-Term Incentive Equity Awards,” above. The 2014 performance RSU tranches vested at 36 percent of target and the 2014 performance option tranches vested at 69 percent of target, as discussed in our proxy statement for last year’s annual meeting (under “CD&A—Long-Term Incentive Equity Awards”).

Vested Values reflect the value of the award portions that vested or are still eligible to vest, based on the $36.48 closing price of our common stock on April 1, 2016. With respect to RSUs, the value is the number of RSUs vested or still eligible to vest multiplied by the closing price of our common stock on that date. With respect to options, the value is the number of options vested or still eligible to vest multiplied by the difference between the closing price of our common stock on that date and the per share exercise price of the option. The balance of each tranche was forfeited and is no longer eligible to vest.

For each year, 100 percent of the time-based RSUs granted in that year are included in column [C] because a portion of the awards have vested and Ms. Mayer continues to be eligible to vest in the balance of the awards.

None of the options covered by the 2014 or 2015 tranches of these awards has been exercised by Ms. Mayer (whose exercises to date have been limited to the vested portions of her 2013 performance tranches). Ms. Mayer has also not sold any shares received in payment of any vested RSUs. (Shares were withheld from the payment of RSUs to cover tax withholding obligations and this chart is presented before taking such withholding into account.)

The following chart shows the percentage change in the daily closing prices of Yahoo common stock and the Nasdaq-100 index from July 16, 2012 (Ms. Mayer’s hire date) through April 1, 2016, using the closing price on July 16, 2012 as the base.

Yahoo Stock Price Percentage Change

from July 16, 2012 (CEO hire date) through April 1, 2016

Grant Practices

The Compensation Committee has adopted a schedule for granting new-hire and retention equity awards. Under this schedule, equity awards are granted at scheduled meetings throughout the year, except during Closed Window Periods (as defined below), when no equity awards may be granted. This schedule is designed so that awards are not granted during the period commencing on the tenth day of the last month of each quarter and ending two business days after our quarterly earnings release (the “Closed Window Period”).

Severance and Change-in-Control Severance Benefits

Severance Agreements. We have entered into severance arrangements with our senior officers, including the Named Executive Officers (other than Mr. Filo), to provide severance should Yahoo terminate their employment in certain circumstances. These agreements are referred to as “Severance Agreements.” The Compensation Committee believes that providing our executives with specified benefits in the event of a termination of employment by Yahoo without “cause” is consistent with competitive practices. It also helps us retain executives and maintain leadership stability. Furthermore, the Compensation Committee believes that adopting uniform terms, as reflected in the Severance Agreements, helps to ensure that our executives are treated fairly and consistently, and helps avoid the need to negotiate severance in connection with each termination of employment.

We provided Severance Agreements to Ms. Mayer, Mr. Goldman, Mr. Bell, and Ms. Utzschneider in the form approved by the Compensation Committee (see “Potential Payments upon Termination or Change in Control—Executive Severance Agreements,” below). These Severance Agreements reflect any specific severance arrangements negotiated and included in the executive’s offer letter.

Change-In-Control Severance. We maintain “Change-in-Control Severance Plans” that, together, cover all of our full-time employees, including each Named Executive Officer.

The Compensation Committee believes that the occurrence, or potential occurrence, of a change-in-control transaction may create uncertainty for our executives and other key employees. The Change-in-Control Severance Plans are designed to help retain our employees and maintain a stable work environment leading up to and during changes in control by providing employees certain economic benefits in the event their employment is actually or constructively terminated in connection with such a change.

Benefits under the Change-in-Control Severance Plans are provided only on a “double-trigger” basis, which means that benefits are paid only if two events occur: a change in control of Yahoo and a termination of the participant’s employment. Furthermore, the plans do not provide tax gross-ups for potential excise or other taxes on any benefits that are paid. We have the ability, subject to certain limitations, to terminate or amend the plans before a change in control.

Equity Award Provisions. Recipients of long-term incentive equity awards are also entitled to limited severance benefits with respect to awards granted before the applicable severance event. The Compensation Committee believes that these benefits are consistent with general competitive practices and that they help maximize executive retention, which is one of Yahoo’s objectives in making the awards.

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

Other Benefits

We provide security services for Ms. Mayer and her immediate family (in addition to security provided at business facilities and during business events). We believe that all Company-incurred security costs are necessary and for the Company’s benefit, and that the reported amount of security expense is especially reasonable in light of the fact that Ms. Mayer does not ask the Company to reimburse her private aircraft costs for business travel. In addition, during 2015 Ms. Mayer faced specific security threats that we believed were credible. The Company’s incremental cost to provide such personal security services was $544,061 for 2015, which SEC rules require us to report as compensation to the CEO in the Summary Compensation Table. However the Compensation Committee does not consider this item to be a compensatory perk and authorized these arrangements for business purposes regardless of any value they may have to Ms. Mayer personally. The security budget for Ms. Mayer and her family and the specific security concerns justifying it are reviewed by the Compensation Committee on an annual basis.

The Named Executive Officers are also eligible to participate in the Company’s 401(k) plan and health and welfare benefit programs made available to the Company’s employees generally. The Company does not maintain any executive retirement or health programs or provide other material perks to the executives.

In 2015, Ms. Mayer also earned a cash bonus of $1,125 under the Company’s Invention Recognition Award program (which is open to all full-time employees) for being among the inventors named in a pending patent application filed by the Company.

Material Compensation Committee Actions After 2015

In March 2016, the Compensation Committee approved cash and equity compensation for 2016 for each of the Company’s Named Executive Officers. The Compensation Committee did not increase any Named Executive Officer’s base salary or target bonus for 2016.

The Compensation Committee also approved the grant of annual equity awards for 2016 to each of Ms. Mayer, Mr. Goldman, Mr. Bell, and Ms. Utzschneider. These awards were in the form of RSUs similar to the annual equity awards for 2015 described above. All of the RSUs vest over four years (or three years in the case of Ms. Mayer). One-half of the RSUs awarded to each Named Executive Officer are time-based awards that will vest in equal monthly installments. The other half of the RSUs awarded to our Named Executive Officers are subject to performance-based vesting requirements each year and vest in annual installments. Under both types of awards, the Compensation Committee put a cap on any potential acceleration following a change in control: if the “double-trigger” conditions are met, each award’s acceleration is capped at the number of shares otherwise scheduled to vest during the 24 months following the executive’s termination (in the case of performance-based awards, acceleration is capped at the number of shares that would vest at target for the performance year in which the termination occurs and the immediately following performance year, if any). (See “Potential Payments Upon Termination or Change in Control.”)

The performance metrics and goals for the performance-based RSUs will be set at the beginning of each year. For 2016, the metrics used to measure the Company’s performance (and their weightings) for these awards will be the Company’s revenue (one-third), revenue ex-TAC (one-third), and adjusted EBITDA (one-third), each as defined for purposes of the awards and subject to specified adjustments. However, if the overall vesting percentage determined using these metrics exceeds 100 percent, the excess over 100 percent will be capped at the Company’s total shareholder return for 2016. For example, if the vesting percentage would otherwise be 140 percent and the Company’s total shareholder return for 2016 is 10 percent, the vesting percentage would be capped at 110 percent (and conversely, if the Company’s total shareholder return for 2016 is zero or negative, the vesting percentage would be capped at 100 percent). These metrics will also be used to determine vesting for the tranches of the performance RSUs and performance options granted to our Named Executive Officers in prior years that are eligible to vest based on our 2016 performance.

The Compensation Committee also adopted the 2016 Executive Incentive Plan, which follows the same general framework as our 2015 Executive Incentive Plan described above. Under this plan annual cash bonuses for 2016 will be determined by multiplying each participant’s target bonus by a company performance factor and an individual performance factor, each as determined after year end. The individual performance factor will be based on the Committee’s assessment of each participant’s individual performance for the year. The Company performance factor will be based on the Company’s financial performance and operational performance in 2016. The metrics used to determine financial performance will be revenue, revenue ex-TAC, and adjusted EBITDA. However, if the financial performance component of the Company performance factor would result in a payout factor greater than 100 percent, the excess over 100 percent for this component will be capped at the Company’s total shareholder return for 2016 in the same manner as described in the paragraph above. As with 2015, there is an overall bonus limit based on a percentage of our 2016 adjusted EBITDA and individual bonus limits for each participant. No minimum cash payment is required under the plan and the Compensation Committee retains discretion under the plan to reduce the amount (including to $0) of any bonus otherwise payable to a participant based on performance.

The Committee chose to use revenue and revenue ex-TAC as financial metrics for the 2016 performance equity awards and the 2016 Executive Incentive Plan because growing revenue (both through our owned and operated sites and through our distribution network) is the most critical strategic imperative for the Company as it continues to try to get back on a growth trajectory. The Company uses both these measures in evaluating the business and gives quarterly guidance on both to investors. (Revenue ex-TAC is the revenue we retain after paying traffic acquisition costs (or “TAC”) to our distribution network.) The Committee also chose to use adjusted EBITDA as a financial metric in both programs to help ensure that revenue growth is not pursued to the detriment of earnings.

The Compensation Committee also chose to use two measures in the short-term cash bonus plan—the Company’s operational performance and each executive’s individual performance—that are not used in the performance-based equity program.

For 2016, the Committee continued the practice of setting annual goals as the Company is still going through a transition period and the Committee believes that it must maintain the flexibility to assess the Company’s evolving progress on its strategic plan to achieve sustainable growth in order to set appropriate and rigorous performance goals. The Committee intends to begin setting multi-year performance goals once the Company is further along in achieving its strategic growth plans and setting long-term goals becomes more feasible.

In April 2016, our Board of Directors amended the Change-in-Control Severance Plans, which together cover all full-time employees of the Company, to clarify that a sale of all or substantially all of the Company’s operating business would constitute a “change in control” for purposes of the plans, and the Compensation Committee approved conforming amendments to the definition of “Change in Control” in the equity award agreements of our executives (including the Named Executive Officers).

In April 2016, the Compensation Committee also amended our executives’ Severance Agreements (including those of the Named Executive Officers) to provide that, if the executive is terminated without cause, any time-based vesting event scheduled within six months after his or her termination date will accelerate. Previously, such acceleration generally applied only to annual vesting installments (i.e., any “annual cliff”) within that same six-month period. Given that the Company has generally moved to monthly vesting rather than annual cliff vesting for new time-based equity awards over the past three years since the Severance Agreements were approved, the amendment was motivated by a desire to preserve the originally intended benefit level in the new context.

Independent Consultant and Peer Group

The Compensation Committee retains an independent consultant, Frederic W. Cook & Co. (“FW Cook”), to advise it on executive and director compensation. FW Cook provides no other services to Yahoo. The Compensation Committee has assessed the independence of FW Cook and concluded that its engagement of FW Cook does not raise any conflict of interest with the Company or any of its directors or executive officers.

To assist the Compensation Committee during 2015, FW Cook reported on trends and regulatory developments in executive and director compensation, identified peer companies as points of comparison, assessed compensation-related risk, compiled market data on compensation levels and practices, and made recommendations from supporting analyses covering executive compensation philosophy, program design and structure, and compensation levels and mix for our executive officers and Board members.

Because we operate in a highly competitive industry, identifying the most comparable competitors was an important first step in the Compensation Committee’s decision-making process for 2015. FW Cook obtained and evaluated data on peer companies from SEC filings. Where the peer company data on comparable management positions was lacking, the Compensation Committee also considered compensation survey data from the Radford Executive Survey. The Compensation Committee used this information to guide its decisions on executive compensation, including the reasonableness of those arrangements in relation to the competitive demands of our industry.

In consultation with FW Cook, the Compensation Committee considered compensation data for the following companies for 2015:

• Adobe Systems Incorporated • Amazon.com Inc. • AOL Inc. • Apple Inc. • eBay Inc. • Electronic Arts Inc. • Facebook, Inc. • Google Inc.	• Groupon, Inc. • Intuit Inc. • LinkedIn Corporation • Microsoft Corporation • Oracle Corporation • salesforce.com, inc. • Twitter, Inc.

We refer to this group of companies as our “peer group” or our “peer companies” for 2015. We selected these companies as our peers based on the following considerations:

• they have technology or media components that are similar to our business, • they compete with us for talent, and/or • they have certain financial characteristics in common with us.

However, given the breadth of our business and the rapidly changing environment in which we compete, we found it difficult to identify directly comparable companies. Each peer group company is comparable to us in certain respects, but not in others. For example, we include Google, Apple, Facebook, and Microsoft in our peer group even though their market capitalizations and annual revenues are larger than ours because they are among the key technology companies with which we regularly compete for talent, and we consider these differences in size and value when making actual pay decisions. How companies structure their top management also complicates the comparisons. A company still run by its founders, for example, may have a very different compensation arrangement from a company that hires outside executives, which we attempt to take into account.

Based on these criteria, the Compensation Committee determined that the peer group for 2015 would consist of the same companies (identified above) as the peer group for 2014 except that, applying the criteria noted above, Zynga Inc. was removed from the peer group for 2015. Based on publicly available information, as of the beginning of 2015 when the peer group was selected, Yahoo ranked above the median of the peers in market capitalization and number of employees and just below the median of the peers in revenue.

The Compensation Committee believes that the nature of our business and the environment in which we operate require flexibility. When setting compensation, the Compensation Committee considers the facts and circumstances and applies them to each individual executive. The Compensation Committee does not try to target specific market levels or match any particular peers. Instead, the peer group compensation data creates a context for competitive pay levels and informs the Compensation Committee’s decisions.

Stock Ownership Policy and Holding Requirements

As described above, we believe that our executive officers should have a significant financial stake in Yahoo. To better align the interests of our executive officers with those of our shareholders, we have adopted a stock ownership policy that requires key personnel to hold specified amounts of Yahoo stock. Under the policy, the Chief Executive Officer should own Yahoo common stock with a value of at least six times his or her base salary (for an ownership requirement of approximately 165,000 shares for Ms. Mayer, based on our April 1, 2016 stock price), and each of our other executive officers should own Yahoo common stock with a value of at least two and a half times the executive’s base salary (or approximately 41,000 shares for each of Mr. Goldman, Ms. Utzschneider, and Mr. Bell, based on our April 1, 2016 stock price).

Ms. Mayer significantly exceeds her ownership requirement under our policy, as she holds over 1.3 million shares as of April 1, 2016. All of our other Named Executive Officers also currently satisfy the applicable ownership requirement, with ownership on such date of approximately 195,000 shares by Mr. Bell; 177,000 shares by Mr. Goldman; 43,000 shares by Ms. Utzschneider; and 70.7 million shares by Mr. Filo.

Shares subject to unvested or unexercised equity awards are not considered owned by the executive for purposes of the policy. An executive covered by the policy who does not satisfy the applicable stock ownership level must retain at least 50 percent of the net shares that executive receives upon exercise or payment, as the case may be, of a Yahoo equity award for as long as he or she is covered by the policy or until the applicable ownership level is met. For this purpose, the “net” shares received upon exercise or payment of an award are the total number of shares received, less the shares needed to pay any applicable exercise price of the award and any tax obligations related to the exercise or payment.

Recoupment Policy

We maintain a recoupment (“clawback”) policy for incentive awards paid to executive officers (including all of the Named Executive Officers). In the event of a restatement of incorrect Yahoo financial results, this policy permits the Board, if it determines appropriate in the circumstances and subject to applicable laws, to seek recovery of the incremental portion of the incentive awards paid or awarded, whether in cash or equity, to our executive officers in excess of the awards that would have been paid or awarded based on the restated financial results.

Policy with Respect to Section 162(m)

Under Section 162(m) of the Internal Revenue Code, a corporation cannot take a tax deduction in any tax year for compensation it pays to its Chief Executive Officer and certain other executive officers in excess of $1 million. Compensation that qualifies as “performance-based,” however, is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals under a plan approved by the corporation’s shareholders.

The Company and the Compensation Committee review and consider the deductibility of executive compensation under Section 162(m). We believe that the gains realized at the time of exercise of nonqualified stock options granted under the terms of our shareholder-approved stock plan are deductible in accordance with Section 162(m). In addition, the Compensation Committee generally structures performance-based grants of RSUs with the intent that they qualify for deductibility in accordance with Section 162(m) (though the 2015 tranche of Ms. Utzschneider’s promotion grant of performance-based RSUs did not so qualify because it was granted in connection with her July promotion and was therefore granted after the applicable Section 162(m) deadline for the performance year). As described above, the Compensation Committee also structured the 2015 Executive Incentive Plan with the intent that bonuses paid to the Named Executive Officers (other than Ms. Utzschneider because she was not in an executive position at the time the plan was adopted) under the plan would qualify for deductibility under Section 162(m). The rules and regulations promulgated under Section 162(m) are complicated, however, and subject to change from time to time, sometimes with retroactive effect. In addition, a number of requirements must be met in order for particular compensation to qualify under Section 162(m). There can be no assurance that the compensation intended to qualify for deductibility under Section 162(m) awarded or paid by the Company will be fully deductible. The Compensation Committee does from time to time approve compensation arrangements for our executive officers that do not satisfy the requirements of Section 162(m) when it believes that other considerations outweigh the tax deductibility of the compensation. In addition, discretionary bonuses and time-based vesting RSUs do not satisfy the requirements of Section 162(m). We also believe time-based vesting RSUs are an appropriate component of our executive compensation program for the reasons discussed above in this CD&A.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the disclosures contained in the CD&A section of this report. Based on this review and discussion, the Compensation Committee recommended to the Board that the CD&A section be included in this annual report on Form 10-K.

Compensation and Leadership Development

Committee of the Board of Directors

    Jane E. Shaw (Chair)

    Maynard Webb

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Dr. Shaw and Mr. Webb served on the Compensation Committee during 2015. No person who served as a member of the Compensation Committee during 2015 was or is an officer or employee of the Company. No executive officer of the Company serves or served as a director or member of the compensation committee of another company that during 2015 employed or employs any member of the Company’s Compensation Committee or Board.

COMPENSATION TABLES

The tables on the following pages present compensation information regarding our Chief Executive Officer, Marissa A. Mayer; our Chief Financial Officer, Ken Goldman; our co-founder and Chief Yahoo, David Filo; our Chief Revenue Officer, Lisa Utzschneider; and our General Counsel, Ronald S. Bell. These five individuals are our “Named Executive Officers.” We did not have any other executive officers in 2015.

As required by SEC rules, in these tables performance-based awards are treated as having been granted in the year in which their performance goals were established (and if an award has multiple performance periods, the portion relating to each period is treated as a separate grant).

Summary Compensation Table—2013–2015

The following table presents 2013–2015 summary compensation information for our Named Executive Officers. As required by SEC rules, stock awards (RSUs) and option awards are shown as compensation for the year in which they were treated as granted for accounting purposes (even if they have multi-year vesting schedules), and are valued based on their grant date fair values for accounting purposes. Accordingly, the table includes stock and option awards granted in the years shown even if they were scheduled to vest in later years, and even if they were subsequently forfeited (such as upon the executive’s termination). Therefore, the stock and option columns do not report whether the officer realized a financial benefit from the awards (such as by vesting in stock or exercising options).

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)		Stock Awards ($)(2)(3)(4)		Option Awards ($)(2)(3)		Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)(2)

Marissa A. Mayer	2015	1,000,000	1,125	(7)	14,495,494	(8)	19,935,777	(8)	0	548,711	35,981,107
Chief Executive Officer	2014	1,000,000	0		11,752,355		28,194,288		1,108,800	28,065	42,083,508
	2013	1,000,000	2,250		8,312,316		13,847,283		1,700,000	73,863	24,935,712

Ken Goldman	2015	600,000	0		3,357,738		10,992,129		0	4,650	14,954,517
Chief Financial Officer	2014	600,000	0		2,813,080		9,327,427		300,000	4,549	13,045,056
	2013	600,000	0		2,597,612		2,290,527		500,000	4,615	5,992,754

David Filo	2015	1	0		0		0		0	0	1
Co-Founder and Chief Yahoo	2014	1	0		0		0		0	0	1
	2013	1	0		0		0		0	0	1

Lisa Utzschneider(9)	2015	600,000	1,000,000	(10)	8,409,813		0		0	4,650	10,014,463
Chief Revenue Officer

Ronald S. Bell	2015	600,000	0		3,887,359		0		0	4,650	4,492,009
General Counsel	2014	600,000	0		3,282,107		0		300,000	4,549	4,186,656
	2013	600,000	0		3,896,386		0		450,000	4,615	4,951,001

(1)	Salary and bonus columns include amounts earned in, or awarded for performance during, the specified year (even if paid out early in the following year).

(2)

As required by SEC rules, the stock and option award columns present the aggregate grant date fair value of equity awards granted during the years shown as computed for accounting purposes in accordance with FASB ASC 718. As a result, the stock and option columns (as well as the total column) include awards that have not yet vested and performance-based awards that failed to vest; therefore, these columns are not intended as presentations of pay actually realized by the executive. For information on the assumptions used in the grant date fair value computations, refer to Note 14—“Employee Benefits” in the Notes to Consolidated Financial Statements in our 2015 Form 10-K.

(3)	For a list of 2015 stock and option awards, see the Grants of Plan-Based Awards Table, below.

(4)

The 2013, 2014, and 2015 rows of the Summary Compensation Table above include performance-based options and performance-based RSUs that were scheduled to vest based on the Company’s financial performance in 2013, 2014, and 2015, respectively (in addition to time-based requirements). Under the terms of these performance awards, the goals for each performance period were established by the Compensation Committee in the early part of the period. As noted above, performance-based awards are treated for accounting purposes (and for purposes of our tables) as having been granted on the date their performance goals were established and, if an award has multiple performance periods, the portion (or “tranche”) of the award relating to each period is treated as a separate grant. As required by SEC rules, we calculate each tranche’s grant date fair value based on the performance outcome we judged to be probable when the goals were set. In every case, we considered target performance to be probable, so the grant date fair values included in our tables are based on our expectation that these performance awards would vest at target. Under their terms, the performance options cannot vest in excess of target, whereas the performance RSUs can vest up to 200 percent of target. The following tables present the grant date fair values of the performance RSUs’ annual tranches under two sets of assumptions: (a) assuming that the annual performance target would be achieved, which we originally judged to be the probable outcome, and (b) assuming that the highest level of performance condition would be achieved:

	2015 Performance-Based Restricted Stock Unit Awards
Name	Tranche	Grant Date Fair Value (Based on Probable Outcome) ($)	Grant Date Fair Value (Based on Maximum Performance) ($)

Marissa A. Mayer	2015	2,000,021	4,000,042

Ken Goldman	2015	375,018	750,035

Lisa Utzschneider	2015	3,409,847*	6,819,693*

Ronald S. Bell	2015	375,018	750,035

*	Includes performance-based recruitment and promotion awards for Ms. Utzschneider.

	2014 Performance-Based Restricted Stock Unit Awards
Name	Tranche	Grant Date Fair Value (Based on Probable Outcome) ($)	Grant Date Fair Value (Based on Maximum Performance) ($)

Marissa A. Mayer	2015	2,258,359	4,516,717
	2014	2,000,017	4,000,034

Ken Goldman	2015	423,453	846,906
	2014	375,006	750,011

Ronald S. Bell	2015	423,453	846,906
	2014	375,006	750,011

	2013 Performance-Based Restricted Stock Unit Awards
Name	Tranche	Grant Date Fair Value (Based on Probable Outcome) ($)	Grant Date Fair Value (Based on Maximum Performance) ($)

Marissa A. Mayer	2015	4,237,138	8,474,275
	2014	3,752,364	7,504,728
	2013	2,078,068	4,156,137

Ken Goldman	2015	1,059,284	2,118,569
	2014	938,091	1,876,182
	2013	519,522	1,039,045

Ronald S. Bell	2015	1,588,905	3,177,810
	2014	1,407,117	2,814,234
	2013	779,273	1,558,546

Prior to 2013, we did not award any performance RSUs to these Named Executive Officers.

(5)	This column reports bonuses under the Company’s cash bonus plan (the Executive Incentive Plan) earned in the specified year and paid early in the following year.

(6)

Amounts presented in the “All Other Compensation” column for 2015 include: for Ms. Mayer, security services for which the Company paid $544,061 (which services were in addition to security provided at business facilities and during business travel), Company 401(k) plan matching contributions of $4,500, and group term life insurance premiums valued at $150; and for each of the other Named Executive Officers, Company 401(k) plan matching contributions of $4,500, and group term life insurance premiums valued at $150.

Pursuant to arrangements between the Company and its preferred air travel vendor, Ms. Mayer also received upgraded frequent flyer status, at no incremental cost to Yahoo.

(7)

Under the Company’s Invention Recognition Award program, which is open to all full-time employees, Ms. Mayer earned a bonus of $1,125 for being among the inventors named in a pending patent application filed by the Company.

(8)

Ms. Mayer’s stock and option award totals for 2014 and 2015 include multiple awards. Some of them are performance-based awards that our Compensation Committee approved prior to the year in question, but which are considered 2014 or 2015 grants under applicable SEC and accounting rules because their goals that relate to 2014 or 2015 performance were established early in that particular year. (Under applicable accounting rules, the portion of an award applicable to a particular performance period is deemed to be granted on the date the goals for that period are set, and its accounting value is determined based on that date’s closing stock price.) This means that the 2014 and 2015 portions of the performance awards granted to Ms. Mayer (and our other Named Executive Officers) in an earlier year—when our stock price was significantly lower—are appearing as 2014 and 2015 compensation in the table above based on Yahoo’s appreciated stock price in effect when the applicable performance goals were set by the Compensation Committee (namely, February 27, 2014 for the 2014 performance period and March 6, 2015 for the 2015 performance period). There is a significant difference between the original approval value and the later accounting value of the performance awards included in Ms. Mayer’s 2014 and 2015 compensation rows in the table above. To illustrate this difference, the following table presents Ms. Mayer’s 2014 and 2015 compensation rows as above, except that the Stock Award and Option Award values are based on the value of our stock when the Compensation Committee originally approved the awards, rather than when it approved the performance goals.

Name	Year	Salary ($)	Bonus ($)	Original Approval Value		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
				Stock Awards ($)	Option Awards ($)

Marissa A. Mayer	2015	1,000,000	1,125	12,000,000	3,000,000	0	548,711	16,549,836
	2014	1,000,000	0	10,000,000	5,000,000	1,108,800	28,065	17,136,865

For more details regarding the original approval value of Ms. Mayer’s stock and option awards compared with their accounting values as reflected in the Summary Compensation Table, and the impact of performance-based forfeitures, see “CEO Equity Awards” in the CD&A on page 34.

(9)

Ms. Utzschneider was appointed as our Chief Revenue Officer in July 2015 and was confirmed by the Board as a Section 16 executive officer on August 25, 2015. As permitted by SEC rules, the table above does not present Ms. Utzschneider’s compensation prior to the year of her appointment as an executive officer.

(10)	Ms. Utzschneider received a sign-on bonus of $1 million that vested in 2015 pursuant to her employment agreement.

Grants of Plan-Based Awards Table—2015

The following table presents all plan-based awards granted to the Named Executive Officers during 2015. For a description of these awards, see the CD&A, above, and the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table,” below.

In accordance with SEC rules, this table treats performance awards as having been granted on the date their performance goals were established (and if an award has multiple performance periods, the portion (or “tranche”) relating to each period is treated as a separate grant).

The column “Grant Date Fair Value of Stock and Option Awards” presents the aggregate grant date fair value of each grant (as computed for financial accounting purposes), which does not reflect whether the executive realized a financial benefit from the grant (such as by vesting in stock or exercising options).

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)		Threshold (#)	Target (#)	Maximum (#)	or Units(3) (#)	Awards ($/Share)	Awards ($)(4)

Marissa A. Mayer
Performance Option (2015 tranche of retention award)	3/6/2015					(5)	761,537	(6)		18.87	19,935,777
Annual Cash Bonus Opportunity	3/6/2015	(7)	2,000,000	4,000,000	(8)						N/A
Performance RSU (2015 tranche of 2013 award)	3/6/2015					(5)	97,540	195,080			4,237,138
Performance RSU (2015 tranche of 2014 award)	3/6/2015					(5)	51,988	103,976			2,258,359
Performance RSU (2015 tranche of 2015 award)	3/6/2015					(5)	46,041	92,082			2,000,021
Time-Based RSU (2015 annual award)	3/6/2015								138,121		5,999,976

Ken Goldman
Performance Option (2015 tranche of recruitment award)	3/6/2015					(5)	419,894	(6)		18.87	10,992,129
Annual Cash Bonus Opportunity	3/6/2015	(7)	540,000	1,080,000	(9)						N/A
Performance RSU (2015 tranche of 2013 award)	3/6/2015					(5)	24,385	48,770			1,059,284
Performance RSU (2015 tranche of 2014 award)	3/6/2015					(5)	9,748	19,496			423,453
Performance RSU (2015 tranche of 2015 award)	3/6/2015					(5)	8,633	17,266			375,018
Time-Based RSU (2015 annual award)	3/6/2015								34,530		1,499,983

David Filo
Annual Cash Bonus Opportunity	3/6/2015	(7)	0	(9)							N/A

Lisa Utzschneider
Annual Cash Bonus Opportunity(10)	8/27/2015	(7)	540,000	1,080,000	(9)						N/A
Performance RSU (2015 tranche of recruitment award)	3/6/2015					(5)	49,721	99,442			2,159,880
Performance RSU (2015 tranche of promotion award)	8/27/2015					(5)	37,102	74,204			1,249,966
Time-Based RSU (2015 promotion award)	8/27/2015								148,411		4,999,967

Ronald S. Bell
Annual Cash Bonus Opportunity	3/6/2015	(7)	540,000	1,080,000	(9)						N/A
Performance RSU (2015 tranche of 2013 award)	3/6/2015					(5)	36,577	73,154			1,588,905
Performance RSU (2015 tranche of 2014 award)	3/6/2015					(5)	9,748	19,496			423,453
Performance RSU (2015 tranche of 2015 award)	3/6/2015					(5)	8,633	17,266			375,018
Time-Based RSU (2015 annual award)	3/6/2015								34,530		1,499,983

(1)

Amounts represent cash bonus opportunities under the Company’s Executive Incentive Plan (“EIP”). Each participant in the Executive Incentive Plan is assigned a target bonus each year, as shown in the “target” column. For 2015, the Executive Incentive Plan provided that each executive’s actual bonus would be determined by adjusting his or her target bonus by (a) a Company performance factor and (b) an individual performance factor. The Company performance factor would be determined by the Compensation Committee based on (i) the Company’s performance relative to financial goals established by the Committee early in the year and (ii) the Committee’s assessment of the Company’s operational performance in 2015. The individual performance factor would be determined by the Compensation Committee based on the individual’s performance. The Compensation Committee retained discretion under the Executive Incentive Plan to adjust bonuses upwards or downwards (including to zero), but only within the plan’s overall performance-based funding limit of three percent of the Company’s adjusted EBITDA (as defined in the plan and subject to further adjustments set forth in the plan), which limit was further allocated among the Named Executive Officers as described in notes (6) and (7) below. In addition, bonuses under the plan could not exceed 200 percent of the executive’s target bonus. The Executive Incentive Plan bonuses actually paid to our Named Executive Officers for 2015 are presented in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

(2)

Each annual performance-based award tranche was subject to both performance-based and time-based vesting requirements. This means that, in addition to satisfying the performance-based requirements (described in the CD&A), in order to vest the grantee must also remain continuously employed by the Company through the vesting date specified in the award agreement, which (a) for the 2015 performance RSUs was the date on which the Compensation Committee certified the prior year’s performance (i.e., March 7, 2016) and (b) for the 2015 tranche of the performance options was January 26, 2016.

(3)

The time-based RSU award to Ms. Mayer is subject to vesting over 3 years in 36 equal monthly installments, and the time-based RSU awards to the other Named Executive Officers are subject to vesting over 4 years in 48 equal monthly installments.

(4)

As required by SEC rules, these amounts present the aggregate grant date fair value of the awards computed in accordance with FASB ASC 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by vesting in stock or exercising options). For information on the valuation assumptions used in the grant date fair value computations, see Note 14—“Employee Benefits” in the Notes to Consolidated Financial Statements included in our 2015 Form 10-K.

(5)

The 2015 tranches of the performance options and performance RSUs did not have any vesting thresholds. As described in the CD&A, each 2015 tranche was subject to three performance measures: revenue, revenue ex-TAC, and adjusted EBITDA. The portion of each tranche allocated to each measure would not vest if the Company did not achieve that measure’s minimum performance level. If the Company performed above that measure’s minimum level but less than 100 percent of its target level, the portion of the tranche allocated to that measure would vest between zero percent and 100 percent, as further described in the CD&A, see “2015 Executive Compensation Program—Long-Term Incentive Equity Awards.”

(6)	As described in the CD&A, the performance options cannot vest over 100 percent of target.

(7)	There was no threshold bonus under the 2015 Executive Incentive Plan.

(8)

Under the Executive Incentive Plan, Ms. Mayer’s maximum bonus for 2015 was the lesser of 1.5 percent of the Company’s adjusted EBITDA (subject to adjustment as set forth in the plan document) and 200 percent of her target bonus. The Executive Incentive Plan authorized the Compensation Committee to exercise downward discretion from such limit to establish her actual bonus, based on the factors described in note (1) above. (Ms. Mayer’s Executive Incentive Plan bonus is also subject to the maximum limit on performance-based bonuses set forth in the Stock Plan.)

(9)

Under the Executive Incentive Plan, the maximum individual bonus for each of Messrs. Goldman and Bell was the lesser of 0.5 percent of the Company’s adjusted EBITDA (subject to adjustment as set forth in the plan document) and 200 percent of the executive’s target bonus. Under the Executive Incentive Plan, the maximum individual bonus for Mr. Filo was 0.5 percent of the Company’s adjusted EBITDA (subject to adjustment as set forth in the plan document). Under the Executive Incentive Plan, the maximum individual bonus for Ms. Utzschneider was 200 percent of her target bonus. The Executive Incentive Plan authorized the Compensation Committee to exercise downward discretion from such limits to establish each executive’s actual bonus, based on the factors described in note (1) above. (In all cases, the Executive Incentive Plan bonuses were also subject to the maximum limit on performance-based bonuses set forth in the Stock Plan.)

(10)

As noted below under “Non-Equity Incentive Plan Awards,” Ms. Utzschneider was designated as a participant in the Executive Incentive Plan in connection with her July 2015 promotion to an executive position.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements and Recruitment Grants

Marissa A. Mayer. In July 2012, the Company entered into an employment offer letter with Ms. Mayer to serve as our Chief Executive Officer. The letter has no specified term, and Ms. Mayer’s employment with the Company is on an at-will basis. The letter provides that Ms. Mayer will receive an annual base salary of $1 million. She will also be eligible for an annual bonus under the Company’s Executive Incentive Plan with a target amount of 200 percent of base salary. Both base salary and bonus are subject to annual review. Ms. Mayer is also eligible to participate in the benefit programs generally available to senior executives of the Company and is entitled to 20 days of vacation per year during the first four years of her employment. The Company also agreed to pay for certain of Ms. Mayer’s security expenses. The security budget for Ms. Mayer and her immediate family is currently reviewed by the Compensation Committee on an annual basis.

The letter provides for Ms. Mayer to receive the following equity awards, all of which have been granted:

•

2012 Annual Equity Award (Vesting Over Three Years). We typically grant equity awards to executives annually. Ms. Mayer’s equity award for 2012 was provided for in her offer letter because she was not employed at the start of the year when we made awards to our other executives. As provided in the offer letter:

¡

one-half of her 2012 award was in the form of time-based RSUs (which were granted on July 26, 2012) with a target valuation of $6 million vesting in three equal annual installments from the date of grant; and

¡

the other one-half (with a target valuation of $6 million) was in the form of performance-based stock options with three performance periods: the first half of 2013, full year 2013, and full year 2014. Each tranche was scheduled to vest shortly after the end of its performance period. All of the options were granted on November 29, 2012 with an exercise price of $18.87 per share (equal to the closing market price of our common stock on the date of grant) and a maximum term of seven years. The overall number of 2012 options (which were evenly distributed among the tranches) was determined by dividing the target value by the per-share grant date fair value of our employee stock options as of July 26, 2012. Each performance tranche appears in our compensation tables separately as though it were a separate award granted on the date its goals were set, as required by SEC rules.

•	One-Time Retention Award (Vesting Over Five Years). As provided in the offer letter:

¡

one-half of this award was in the form of time-based RSUs (which were granted on July 26, 2012) with a target valuation of $15 million vesting in five equal annual installments from the date of grant; and

¡

the other one-half (with a target valuation of $15 million) was in the form of performance-based stock options with five performance periods: the first half of 2013, and full years 2013, 2014, 2015, and 2016. Each tranche is scheduled to vest shortly after the end of its performance period. The retention options were granted on November 29, 2012 with an exercise price of $18.87 per share and a maximum term of seven years. The overall number of retention options (which are evenly distributed among the tranches) was determined by dividing the target valuation by the per-share fair value of our employee stock options as of July 26, 2012. Each performance tranche is appearing in our compensation tables separately as though it were a separate award granted on the date its goals were set (which was March 6, 2015, in the case of the 2015 tranche), as required by SEC rules.

•

One-Time Make-Whole Award (Vesting Over 29 Months). As provided in her offer letter, Ms. Mayer was granted time-based RSUs with a target valuation of $14 million on July 26, 2012 to replace a portion of the compensation value that she forfeited by leaving her previous employer. These RSUs vested monthly from her date of hire as follows: four-fourteenths (4/14) of the RSUs vested in five equal monthly installments from August through December, 2012; seven-fourteenths (7/14) of the RSUs vested in twelve equal monthly installments in 2013; and three-fourteenths (3/14) of the RSUs vested in twelve equal monthly installments during 2014.

•	Ms. Mayer’s offer letter also provides that, beginning in 2013, she is eligible to receive annual equity awards when such grants are made to our senior executives.

Under the letter’s express terms, Ms. Mayer’s cash incentive bonuses and equity awards are subject to the Company’s “clawback” policies as in effect from time to time.

Ken Goldman. In September 2012, the Company entered into an employment offer letter with Mr. Goldman to serve as our Chief Financial Officer. The letter has no specified term, and Mr. Goldman’s employment with the Company is on an at-will basis. The letter provides that Mr. Goldman will receive an annual base salary of $600,000 and be eligible for an annual bonus under the Company’s Executive Incentive Plan with a target amount of 90 percent of base salary. Both base salary and bonus are subject to annual review. Mr. Goldman is also eligible to participate in the benefit programs generally available to senior executives of the Company and is entitled to 20 days of vacation per year.

The letter provides for Mr. Goldman to receive the following equity awards, all of which have been granted:

•

Restricted Stock Units (Vesting Over Four Years). Mr. Goldman’s recruitment RSUs had a target valuation of $6 million and were granted on October 25, 2012 soon after he joined Yahoo. One-fourth (1/4) of the award vested on the first anniversary of grant, and the remainder is vesting in 36 equal monthly installments through the fourth anniversary of grant.

•

Performance Stock Options (Vesting Over Three Years). Mr. Goldman’s recruitment award of performance-based stock options had a total target valuation of $6 million and three performance periods: full years 2013, 2014 and 2015. Each tranche was scheduled to vest shortly after the end of its performance period. All of the options were granted on November 29, 2012 with an exercise price of $18.87 per share (equal to the closing market price of our common stock on the date of grant) and a maximum term of seven years. The overall number of options (which were evenly distributed among the tranches) was determined by dividing the target value by the fair value of our employee stock options on the grant date. Each performance tranche appears in our compensation tables separately as though it were a separate award granted on the date its goals were set (which was March 6, 2015, in the case of the 2015 tranche), as required by SEC rules.

•

One-Time Make-Whole Award (Vesting Over One Year). Mr. Goldman was also granted 76,000 RSUs on October 25, 2012 to make up for compensation from his previous employer that he forfeited by accepting employment with Yahoo. These RSUs vested in 12 equal monthly installments following the date of grant.

Mr. Goldman’s cash incentive bonuses and equity grants are subject to the Company’s “clawback” policies as in effect from time to time.

Lisa Utzschneider. In October 2014, the Company entered into an employment offer letter with Ms. Utzschneider to serve as our SVP of Sales in the Americas. The letter has no specified term, and Ms. Utzschneider’s employment with the Company is on an at-will basis. The letter provides for a base salary of $600,000 per year, a sign-on bonus of $1 million (which was paid in January 2015), and an annual bonus target equal to 90 percent of base salary. Base salary and bonus are subject to annual review. The sign-on bonus was subject to pro-rata repayment if Ms. Utzschneider resigned without good reason or was terminated for cause during the first 12 months of her employment. Ms. Utzschneider is also eligible to participate in the benefit programs generally available to senior executives of the Company and is entitled to 20 days of vacation per year.

The letter also provides for Ms. Utzschneider to receive the equity awards described below, both of which have been granted.

•

Time-Based Restricted Stock Units (Vesting Over Four Years). Ms. Utzschneider’s recruitment award of time-based RSUs had a target valuation of $8 million and was granted on December 3, 2014, soon after she joined Yahoo. One-fourth (1/4) of the award vested on November 18, 2015 (the anniversary of her first day of work) and the remainder is vesting in 36 equal monthly installments thereafter.

•

Performance-Based Restricted Stock Units (Vesting Over Four Years). Ms. Utzschneider’s recruitment award of performance-based RSUs was granted on December 3, 2014 with a target valuation of $8 million and four performance periods: full years 2015, 2016, 2017, and 2018. Each tranche is scheduled to vest shortly after the end of its performance period and may vest up to 200 percent of target depending upon the Company’s performance. The shares subject to the award are allocated among the tranches as follows: five-sixteenths (5/16) of the shares related to 2015 performance, one-fourth (1/4) of the shares relate to 2016 performance, one-fourth (1/4) of the shares will relate to 2017 performance and three-sixteenths (3/16) of the shares will relate to 2018 performance. Each performance tranche will appear in our compensation tables separately as though it were a separate award granted on the date its goals are set (which was March 6, 2015, in the case of the 2015 tranche), as required by SEC rules.

The overall number of shares subject to the time-based award, and the target number of shares subject to the performance-based award were determined by dividing each award’s target valuation (as provided in the offer letter) by the closing market price of our common stock on the grant date (December 3, 2014).

Ms. Utzschneider became an executive officer in connection with her July 2015 promotion to Chief Revenue Officer. As permitted by SEC rules, the Summary Compensation Table above does not present compensation information for Ms. Utzschneider prior to 2015.

Ms. Utzschneider’s cash incentive bonuses and equity grants are subject to the Company’s “clawback” policies as in effect from time to time.

Ronald S. Bell. In May 1999, the Company entered into an employment offer letter with Mr. Bell. The letter has no specified term, and Mr. Bell’s employment with the Company is on an at-will basis. The letter provides that any dispute related to the terms of the employment relationship or its termination shall be settled by binding arbitration.

Mr. Bell’s cash incentive bonuses and equity grants are subject to the Company’s “clawback” policies as in effect from time to time.

The provisions of these employment letters relating to severance benefits are described in the section “Potential Payments Upon Termination or Change in Control,” below.

Equity Awards

The following section describes the equity awards listed in the Grants of Plan-Based Awards Table. Each of those awards was granted under, and is subject to the terms of, our Stock Plan, which is administered by the Compensation Committee. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, spin-offs, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the Stock Plan are generally not transferable, except to a beneficiary upon the grantee’s death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws.

Under the terms of the Stock Plan, a change in control of Yahoo does not automatically trigger vesting of the awards then outstanding under the plan. If there is a change in control of Yahoo, each Named Executive Officer’s outstanding awards granted under the plan will generally be assumed by the successor company, unless the Compensation Committee provides that the award will not be assumed and will become fully vested and, in the case of options, exercisable. Any options that are vested at the time of the change in control (including options that become vested in connection with the change in control) generally must be exercised within 30 days after the optionee receives notice of the acceleration.

Performance Options. The performance options granted to each of Ms. Mayer and Mr. Goldman in connection with their recruitment by the Company in 2012 are described above in the section “—Employment Agreements and Recruitment Grants.” Although all of the performance options were granted in 2012, their 2015 tranches appear in our compensation tables separately as though they were granted on the date their goals were set (March 6, 2015), as required by SEC rules. For a discussion of the options’ 2015 performance metrics and goals, see “2015 Executive Compensation Program—Long-Term Incentive Equity Awards—Determination of Vesting of 2012 Performance Options” in the CD&A. On March 4, 2016 the Compensation Committee determined that, based on the Company’s performance over full-year 2015, the options’ 2015 performance tranches would vest at 47 percent of target.

Performance RSUs. In February 2013, February 2014, and March 2015, we granted awards of performance-based RSUs to Ms. Mayer, Mr. Goldman, and Mr. Bell as part of the Company’s annual grant process, and in August 2015 we granted a performance-based RSU award to Ms. Utzschneider in connection with her promotion to Chief Revenue Officer. Each award to Ms. Mayer has three annual performance periods (beginning with the year in which the award was granted), and the awards granted to each of the other Named Executive Officers have four annual performance periods (beginning with the year in which the award was granted).

Each annual performance tranche covers a full fiscal year, and is scheduled to vest shortly after the end of the year. Each award’s total target number of shares is evenly distributed among its tranches, and each tranche may vest up to 200 percent of target depending upon the Company’s performance. Each performance tranche will appear in our compensation tables separately as though it were a separate award granted on the date its goals were set (which was generally March 6, 2015, in the case of the 2015 tranches), as required by SEC rules.

The Performance RSUs granted to Ms. Utzschneider in connection with her recruitment by the Company in 2014 are described above in the section “—Employment Agreements and Recruitment Grants.”

For a discussion of the performance metrics and goals applicable to all of our performance RSUs’ 2015 tranches, see “2015 Executive Compensation Program—Long-Term Incentive Equity Awards” in the CD&A. On March 4, 2016 the Compensation Committee determined that the 2015 tranches of the Named Executive Officers’ performance RSUs would vest at 14 percent of target, based on the Company’s 2015 performance.

Time-Based RSUs. In March 2015, we granted each of Ms. Mayer, Mr. Goldman, and Mr. Bell an award of time-based RSUs as part of the Company’s annual grant process, and in August 2015 we granted Ms. Utzschneider an award of time-based RSUs in connection with her promotion to Chief Revenue Officer. The award to Ms. Mayer was scheduled to vest over three years in 36 equal monthly installments, and the awards to Mr. Goldman, Mr. Bell and Ms. Utzschneider were scheduled to vest over four years in 48 equal monthly installments.

Upon vesting, each of the RSUs described above is payable in shares of the Company’s common stock on a one-for-one basis. Vesting of each of the options and RSUs described above is generally subject to the executive’s continued employment with the Company through the applicable vesting date, subject to accelerated vesting in certain circumstances. Refer to “Potential Payments upon Termination or Change in Control” below for information on the severance and change-in-control provisions applicable to the equity awards granted to the Named Executive Officers in 2015.

Non-Equity Incentive Plan Awards

Each of the “non-equity incentive plan awards” reported in the Grants of Plan-Based Awards Table was granted under, and is subject to the terms of, our Executive Incentive Plan. Please see the discussion in the CD&A under the heading “2015 Executive Compensation Program—2015 Annual Cash Bonuses under the Executive Incentive Plan” for a description of the material terms of awards granted under our Executive Incentive Plan for 2015.

Ms. Utzschneider became an executive in connection with her July 2015 promotion to Chief Revenue Officer. Prior to that time she was a participant in the Company’s bonus plan for lower level employees, the Yahoo Incentive Plan for Excellence and Execution (or “YIPEE”). Following her promotion, the Compensation Committee designated Ms. Utzschneider as a participant in the Executive Incentive Plan rather than the YIPEE, at the same target bonus level that applied under the YIPEE (90 percent of base salary), and confirmed that her bonus under the Executive Incentive Plan for 2015 would be determined as though she had been a participant in that plan for the entire year. Her base salary level was left unchanged ($600,000 per year).

Outstanding Equity Awards at Year-End—2015

The following table presents outstanding equity awards held by the Named Executive Officers at the end of 2015, after giving effect to determinations of our 2015 performance (which means the portions of our performance-based options and RSUs that were forfeited as a result of our 2015 performance determinations are treated as not outstanding for purposes of this table, while the portions that vested upon such performance determinations (which were made in March 2016) are treated as being subject only to time-based vesting conditions at year-end 2015). Vesting of the unvested awards shown below is generally conditioned upon the Named Executive Officer’s continuous employment through the applicable vesting date, but is subject to acceleration on certain terminations of the executive’s employment as described in the section “Potential Payments upon Termination or Change in Control,” below.

As required by SEC rules, if a performance-based award has multiple performance periods, the portion (or “tranche”) relating to each period is treated as a separate grant, which is not considered to be outstanding until its goals are established. As of December 31, 2015, we had not established goals for the post-2015 tranches of the performance RSUs and performance options; accordingly those awards’ 2016, 2017, and 2018 performance tranches are not presented below.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)		Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)

Marissa A. Mayer						379,748	(3)	12,630,418
						16,257	(4)	540,708
						13,656	(5)	454,185
						60,653	(6)	2,017,319
						7,278	(5)	242,077
						103,591	(7)	3,445,437
						6,446	(5)	214,385
	376,383			18.87	11/29/2019
	1,384,148	357,922(8)		18.87	11/29/2019

Ken Goldman						75,256	(9)	2,503,015
						28,450	(10)	946,247
						3,414	(5)	113,546
						21,120	(11)	702,451
						1,365	(5)	45,391
						28,056	(12)	933,143
						1,209	(5)	40,199
	561,444	197,350(8)		18.87	11/29/2019

David Filo(13)

Lisa Utzschneider						116,017	(14)	3,858,725
						6,961	(5)	231,521
						136,044	(15)	4,524,823
						5,194	(5)	172,762

Ronald S. Bell						42,674	(10)	1,419,337
						5,121	(5)	170,317
						5,000	(16)	166,300
						21,120	(11)	702,451
						1,365	(5)	45,391
						28,056	(12)	933,143
						1,209	(5)	40,199

(1)

In accordance with the terms and conditions applicable to the award, each award reported in these columns generally is subject to early termination in connection with certain terminations of the award holder’s employment and to acceleration in certain circumstances as described under “Potential Payments Upon Termination or Change in Control,” below.

(2)	Value is based on the closing price of Yahoo common stock of $33.26 per share on December 31, 2015, as reported on Nasdaq.

(3)	One-half of these RSUs will vest on July 26, 2016 and the remainder will vest on July 26, 2017.

(4)	One-half of these RSUs vested on January 28, 2016 and the remainder vested on February 28, 2016.

(5)	These performance-based RSUs vested on March 4, 2016 upon the Compensation Committee’s certification of our full-year 2015 performance for purposes of this award.

(6)	One-fourteenth (1/14) of these RSUs will vest on the 27th day of each month, from January 27, 2016 through February 27, 2017.

(7)	One-twenty-seventh (1/27) of these RSUs will vest on the 6th day of each month, from January 6, 2016 through March 6, 2018.

(8)

These performance-based options vested on January 26, 2016 and became exercisable on March 4, 2016 upon the Compensation Committee’s certification of our full-year 2015 performance for purposes of this award.

(9)	One-tenth (1/10) of these RSUs will vest on the 25th day of each month, from January 25, 2016 through October 25, 2016.

(10)	One-fourteenth (1/14) of these RSUs will vest on the 28th day of each month, from January 28, 2016 through February 28, 2017.

(11)	One-twenty-sixth (1/26) of these RSUs will vest on the 27th day of each month, from January 27, 2016 through February 27, 2018.

(12)	One-thirty-ninth (1/39) of these RSUs will vest on the 6th day of each month, from January 6, 2016 through March 6, 2019.

(13)	Mr. Filo had no outstanding equity awards at year-end 2015.

(14)	One-thirty-fifth (1/35) of these RSUs will vest on the 18th day of each month, from January 18, 2016 through November 18, 2018.

(15)	One-forty-fourth (1/44) of these RSUs will vest on the 27th day of each month, from January 27, 2016 through August 27, 2019.

(16)	These RSUs vested on February 27, 2016.

Options Exercised and Stock Vested—2015

The following table shows how many stock options our Named Executive Officers exercised, and how many shares of stock vested for them, during 2015. All of the stock vesting events relate to RSUs. This table also shows the aggregate value our Named Executive Officers realized from such option exercises and RSU vesting events.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)

Marissa A. Mayer	447,000	12,292,639	597,668	23,611,128

Ken Goldman	30,000	737,370	151,324	5,965,670

David Filo	0	0	0	0

Lisa Utzschneider	0	0	55,458	1,824,457

Ronald S. Bell	0	0	88,598	3,602,195

(1)	In the case of options, “value realized” equals the difference between the exercise price and the market price of our common stock at exercise, multiplied by the number of exercised options.

(2)

In the case of stock awards, “value realized” equals the closing price of our common stock on the vesting date (or the prior trading day, in the case of weekend or holiday vesting events), as reported by Nasdaq, multiplied by the number of vested shares (including shares withheld by us to cover tax withholding for these awards).

Potential Payments Upon Termination or Change in Control

The following sections describe the benefits that may become payable to our Named Executive Officers in connection with a termination of their employment with the Company and/or a change in control of the Company under arrangements in effect on December 31, 2015.

Executive Severance Agreements

In February 2013, the Compensation Committee authorized us to enter into agreements regarding severance benefits with Ms. Mayer, Mr. Goldman, and Mr. Bell. In August 2015 the Compensation Committee authorized us to enter into a similar agreement with Ms. Utzschneider. We refer to these agreements as executive “Severance Agreements.”

Pursuant to the Severance Agreements, if the executive’s employment is terminated by the Company without cause (as defined in the agreement), the executive will be entitled to a severance benefit consisting of:

•	one year of base salary;

•	one year’s target annual bonus;

•	if the termination occurs after the end of a fiscal year and before the Company’s bonus payments for that fiscal year, the executive’s bonus for the completed fiscal year; and

•	payments equal to the premiums required to continue medical benefits under COBRA for up to twelve months after termination.

•	The executive will also have six months to exercise any vested Company stock options.

In addition, in the case of Mr. Goldman and Mr. Bell, the Severance Agreements amended their time-based stock options and time-based RSUs granted prior to the date of the Severance Agreements to provide that if the executive’s employment is terminated by the Company without cause, or due to his death or disability, any annual “cliff” installment scheduled to vest within six months following such termination will vest on the termination date (except that any more-favorable acceleration terms of the underlying award will be respected). The recruitment grants we made to Ms. Mayer and Ms. Utzschneider already included provisions regarding accelerated vesting (as described under “—Equity Awards,” below), so no corresponding amendments were included in their respective Severance Agreements. The Severance Agreements do not affect the Company’s Change-in-Control Severance Plans; if applicable in the circumstances of his or her termination, each executive will be entitled to benefits under the applicable Change-in-Control Severance Plan if greater than under the Severance Agreement.

In April 2016, the Compensation Committee amended the Severance Agreements to provide that, if the executive is terminated without cause, any time-based vesting event scheduled within six months after his or her termination date will accelerate. Previously, such acceleration generally applied only to annual cliffs within that same six-month period. Given that the Company has generally moved to monthly vesting rather than annual cliff vesting for new time-based equity awards over the past three years since the Severance Agreements were approved, the amendment was motivated by a desire to preserve the originally intended benefit level in the new context.

In each case, the executive’s right to receive benefits under the Severance Agreement is conditioned on the executive’s executing and not revoking a release of claims in favor of the Company and complying with the executive’s obligations under any confidentiality, proprietary information and assignment of inventions, or similar agreement with the Company.

Each Severance Agreement provides that if any payment or benefit received or to be received by the executive (pursuant to the Severance Agreement or otherwise) would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the executive’s benefits will be reduced to the extent necessary to avoid such tax, but only if a reduction in benefits would result in the executive receiving a higher net (after-tax) payment than if his or her benefits were not reduced. The estimates included below under “Estimated Severance and Change-in-Control Benefits” are presented assuming that no such reduction in benefits would be required.

Change-in-Control Severance Plans

As noted in the CD&A, the Compensation Committee maintains two Change-in-Control Severance Plans that, together, cover all full-time employees of the Company, including each of the Named Executive Officers.

The Change-in-Control Severance Plans provide that if an eligible employee’s employment with the Company is terminated by the Company without cause or by the employee for good reason (as these terms are defined in the applicable Change-in-Control Severance Plan) within one year after a change in control of the Company, the employee will generally be entitled to receive the following severance benefits:

•

Continuation of the employee’s annual base salary, as severance pay, over a designated number of months following the employee’s severance date. The number of months will range from four months to 24 months, depending on the employee’s job level;

•

Reimbursement for outplacement services for 24 months following the employee’s severance date, subject to a maximum reimbursement that ranges from $3,000 to $15,000, depending on the employee’s job level;

•	Continued medical group health and dental plan coverage for the period the employee receives severance pay; and

•

Accelerated vesting of all stock options, RSUs, and any other equity-based awards previously granted or assumed by the Company and outstanding as of the severance date (unless otherwise set forth in the applicable award agreement for awards made after February 12, 2008).

The number of months used to calculate the severance benefit under the Change-in-Control Severance Plans for each Named Executive Officer is 24 months and the outplacement benefit applicable to each Named Executive Officer is $15,000. The plans do not provide tax gross-ups for potential excise or other taxes on the benefits that may be paid.

Each eligible employee will be entitled to the greater of (a) the severance payments and benefits pursuant to the Change-in-Control Severance Plans, or (b) the severance benefits under any severance agreement between such employee and the Company (if applicable).

Payment of the foregoing severance benefits is conditioned upon the employee’s execution of a release of claims in favor of the Company and compliance with the employee’s confidentiality, proprietary information and assignment of inventions obligations to the Company.

A “change in control” would generally be triggered under the Change-in-Control Severance Plans by a person or group of persons acquiring more than 40 percent of the Company’s voting stock, consummation of certain mergers and other transactions where the Company’s shareholders own less than 50 percent of the surviving entity, a liquidation of the Company, or consummation of a sale of all or substantially all of the Company’s assets. In April 2016, our Board of Directors amended the plans to clarify that a sale of all or substantially all of the Company’s operating business would constitute a “change in control” for purposes of the plans.

Each Change-in-Control Severance Plan provides that if benefits payable under the plan to a participant would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the participant’s benefits will be reduced to the extent necessary to avoid such tax, but only if a reduction in benefits would result in the participant receiving a higher net (after-tax) payment than if the participant’s benefits were not reduced. The estimates included below under “Estimated Severance and Change-in-Control Benefits” are presented assuming that no such reduction in benefits would be required.

Equity Awards

Severance Provisions in Executive Equity Awards Generally.  Under the 2013, 2014, and 2015 annual award agreements, as well as under Ms. Utzschneider’s recruitment awards and promotion awards, if the executive’s employment is terminated by the Company without cause, or due to his or her death or disability—

•	Time-Based RSUs: any annual cliff installment of a time-based RSU that is scheduled to vest within six months following such termination will vest on the termination date;

•

Performance-Based RSUs:  if the termination occurs in the latter half of a performance period, the shares eligible to vest for such period will be pro-rated based on months worked in the period and will vest based on performance when the period is complete; and

•

Front-Loaded RSUs:  if the award was originally intended to represent more than one year’s worth of annual grants, the shares otherwise vesting pursuant to the above two bullets will be divided by the number of years the award was intended to represent and the quotient will vest.

Outstanding equity awards granted to Mr. Bell prior to 2013 will be subject to accelerated vesting under his Severance Agreement. In April 2016, the six-month acceleration previously applicable to annual cliff installments of time-based RSUs as described above was made applicable to all time-based vesting events during such six-month period. See “—Executive Severance Agreements,” above.

Ms. Mayer’s Recruitment Grants.  With respect to the “retention” awards of RSUs and performance-based options granted to Ms. Mayer in 2012 (see “—Employment Agreements and Recruitment Grants,” above), her employment offer letter and the award agreements provide that if her employment is terminated by the Company without cause, by Ms. Mayer for good reason, or due to Ms. Mayer’s death or disability, any portions of the awards that are scheduled to vest within six months after such termination will fully vest, subject, in the case of her stock options, to meeting the applicable performance criteria.

Mr. Goldman’s Recruitment Grants.  The performance options and RSUs awarded to Mr. Goldman in 2012 (see “—Employment Agreements and Recruitment Grants,” above) provide that if his employment is terminated without cause (or, in the case of the performance options, due to his death or disability), any portions of the awards that are scheduled to vest within six months after such termination will fully vest, subject, in the case of his stock options, to meeting the applicable performance criteria.

Change in Control. Under the terms of our Stock Plan, if there is a change in control of Yahoo, each Named Executive Officer’s outstanding awards will generally be assumed by the successor company, unless the Compensation Committee provides that the award will not be assumed and will become fully vested and, in the case of options, exercisable. A change in control of Yahoo would not automatically trigger vesting of the awards then outstanding under the plan.

Our Named Executive Officers’ Equity Awards generally include a double-trigger acceleration condition (under which acceleration requires both a change in control and a qualifying termination of employment within one year thereafter) similar to the double-trigger acceleration provision in the Change-in-Control Severance Plan; these equity awards also have language that excludes the awards from the Change-in-Control Severance Plan. The terms of each of our Named Executive Officers’ awards provide that if we terminate the executive’s employment without cause or if the executive resigns for good reason, in either case within one year after a change in control of the Company, then the entire unvested portion of the award will vest in full (at target in the case of performance-based awards); provided, however, that such acceleration is capped for purposes of the equity awards granted to our Named Executive Officers in March 2016 (see “Material Compensation Committee Actions After 2015” in the CD&A for more information about these awards generally). For the March 2016 time-based awards, such acceleration is capped at the number of shares otherwise scheduled to vest during the 24 months following the termination, and for the March 2016 performance-based awards, such acceleration is capped at the target number of shares for the performance year in which the termination occurs and the immediately following performance year, if any. In April 2016, the Compensation Committee amended our Named Executive Officers’ outstanding awards to clarify that a sale of all or substantially all of the Company’s operating business would constitute a “change in control” for purposes of the awards.

Estimated Severance and Change-in-Control Benefits

Severance Benefits.  The following table presents the Company’s estimate of the benefits to which each of our Named Executive Officers would have been entitled under the arrangements described above if his or her employment had been terminated by the Company on December 31, 2015 without cause (or, as to some benefits, by the executive for good reason), and not in connection with a change in control of the Company.

Name	Cash Severance ($)	Continuation of Health Benefits ($)	RSU Acceleration ($)(1)	Option Acceleration ($)(2)	Total ($)

Marissa A. Mayer	3,000,000	26,324	910,592	5,150,498	9,087,414

Ken Goldman	1,140,000	26,324	1,700,850	2,839,867	5,707,041

David Filo(3)	0	0	0	0	0

Lisa Utzschneider	1,140,000	26,324	404,242	0	1,570,566

Ronald S. Bell	1,140,000	26,324	294,418	0	1,460,742

(1)

This column reports the intrinsic value of the unvested portions of the executive’s RSUs that would accelerate in the circumstances described above (including post-termination performance-based vesting). This value is calculated by multiplying $33.26 (the closing price of our common stock as reported by Nasdaq on December 31, 2015, the hypothetical acceleration date) by the number of units subject to the accelerated portion of the award.

(2)

This column reports the intrinsic value of the portions of the executive’s unvested stock options (all of which are performance-based) that would accelerate in the circumstances described above (including post-termination performance-based vesting). This value is calculated by multiplying (a) the amount by which $33.26 (the closing price of our common stock as reported by Nasdaq on December 31, 2015, the hypothetical acceleration date) exceeds the exercise price of the option, by (b) the number of shares subject to the accelerated portion of the option.

(3)	As a founder of the Company with a significant equity stake, Mr. Filo is not party to a Severance Agreement.

Change-in-Control Severance Benefits.  The following table presents the Company’s estimate of the severance benefits to which each of our Named Executive Officers would have been entitled under the arrangements described above if his or her employment had been terminated by the Company without cause (or, as to some benefits, by the executive for good reason) on December 31, 2015, and assuming for purposes of this illustration that such date was within 12 months after a hypothetical change in control of the Company.

Name	Cash Severance ($)(1)	Continuation of Health Benefits ($)(1)	Outplacement Benefits ($)	RSU Acceleration ($)(2)(4)	Option Acceleration ($)(3)(4)	Total ($)

Marissa A. Mayer	3,000,000	26,324	15,000	29,930,208	21,917,049	54,888,581

Ken Goldman	1,200,000	54,227	15,000	8,828,036	6,042,275	16,139,538

David Filo	2	54,227	15,000	0	0	69,229

Lisa Utzschneider	1,200,000	54,227	15,000	18,611,598	0	19,880,825

Ronald S. Bell	1,200,000	54,227	15,000	7,775,456	0	9,044,683

(1)

The Severance Agreements provide that each executive will be entitled to either the cash severance and health benefit continuation payments provided under his or her Severance Agreement or under the Change-in-Control Severance Plan (if applicable), whichever is greater. Amounts in the “Cash Severance” and “Continuation of Health Benefits” columns for Ms. Mayer reflect benefits under her Severance Agreement.

(2)

This column reports the intrinsic value of the unvested portions of the executive’s RSUs that would accelerate in the circumstances described above. This value is calculated by multiplying $33.26 (the closing price of our common stock as reported by Nasdaq on December 31, 2015, the hypothetical acceleration date) by the number of units subject to the accelerated portion of the award.

(3)

This column reports the intrinsic value of the portions of the executive’s unvested stock options that would accelerate in the circumstances described above. This value is calculated by multiplying (a) the amount by which $33.26 (the closing price of our common stock as reported by Nasdaq on December 31, 2015, the hypothetical acceleration date) exceeds the exercise price of the option by (b) the number of shares subject to the accelerated portion of the option.

(4)

This presentation assumes that equity awards outstanding under the Stock Plan would be substituted for, assumed, or otherwise continued following a change in control transaction. If the awards were not substituted for, assumed, or otherwise continued following a change in control transaction (that is, the awards were to be terminated in connection with the transaction), they would generally accelerate and become fully vested. In these cases, the value of the accelerated equity award vesting would, for each Named Executive Officer and assuming that the change in control and termination of the awards occurred on December 31, 2015, be the same as the accelerated vesting value set forth above for the Named Executive Officer under the “RSU Acceleration” and “Option Acceleration” columns of the table. In those circumstances, there would be no additional accelerated vesting value with respect to such equity awards in connection with a severance event to the extent the awards accelerated upon the change in control event.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table presents information as of December 31, 2015 regarding shares of our common stock that may be issued under our equity compensation plans, including the Stock Plan, the Directors’ Plan, and the Employee Stock Purchase Plan. Each of these plans has been approved by our shareholders. We do not maintain any equity incentive plans that have not been approved by shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders(1)	28,909,771(2)(3)	$20.9126(3)(4)	122,984,927(3)(5)

(1)

This table does not include equity awards we assumed in connection with the acquisition of other companies. As of December 31, 2015, an additional 964,483 shares of our common stock were subject to outstanding acquired-company stock options (at a weighted average exercise price of $12.8561 per share), and an additional 199,028 shares of our common stock were subject to outstanding acquired-company restricted stock units (including shares issuable as contingent payment of the acquisition price subject to the continued employment of acquired employees through contractual vesting dates).

(2)

Includes 4,167,554 shares subject to outstanding stock option awards and 24,742,217 shares subject to outstanding restricted stock unit awards as of December 31, 2015, after giving effect to determinations of our 2015 performance (which means the performance-based options and RSUs that were forfeited in connection with our 2015 performance determinations are not considered outstanding for purposes of this table).

(3)

As required by SEC and accounting rules, if a performance-based award has multiple performance periods, the portion (or “tranche”) relating to each period is treated as a separate grant, which is not considered to be outstanding until its goals are established. As of December 31, 2015, we had not established goals for the post-2015 tranches of our performance-based RSU awards and performance-based stock options. Specifically, as of December 31, 2015, an additional 761,538 performance-based options (all with an exercise price of $18.87 per share) and a maximum of 2,091,584 performance-based RSUs (including a target number of 1,045,792 RSUs), had been awarded but were not considered to be outstanding for accounting purposes (or for purposes of this table) because the applicable performance goals had not yet been established; therefore the underlying shares are classified as available for future issuance in the table above.

(4)	Calculated exclusive of outstanding restricted stock unit awards.

(5)

Of these shares, 106,608,059 were available for award grant purposes under the Stock Plan, 4,544,576 were available for award grant purposes under the Directors’ Plan, and 11,832,291 were available under the Company’s 1996 Employee Stock Purchase Plan (the “ESPP”), in each case as of December 31, 2015. We are not currently offering the ESPP, but the Board retains authority to re-launch the ESPP offering at any time until the end of the plan’s shareholder-approved term. Subject to certain express limits of the Stock Plan, shares available under the Stock Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, restricted stock, and other forms of awards granted or denominated in shares of our common stock or units of our common stock. Each share that is issued in respect of any full-value award under the Stock Plan (i.e., awards other than options and stock appreciation rights with an exercise or base price that is no less than the fair market value of a share of common stock on the date the award is granted) counts against the Stock Plan’s share limit as: 1.75 shares for awards granted on or after June 25, 2009 but prior to June 26, 2014; and 2.5 shares for awards granted on or after June 26, 2014. Each share issued in respect of any full-value award granted under the Directors’ Plan (i.e., awards other than options with an exercise price that is no less than the fair market value of a share of common stock on the date the award is granted) counts as 1.75 shares for every one share actually issued in connection with the award. The December 31, 2015 balance above reflects such deductions with respect to all outstanding full value awards. Shares underlying full value awards that are cancelled or otherwise fail to vest after December 31, 2015, as well as vested shares withheld for taxes after December 31, 2015 in connection with any full value award under the Stock Plan, will return to the available-for-grant reserve at a ratio of 2.5 to 1 (under the Stock Plan) or 1.75 to 1 (under the Directors’ Plan).

Beneficial Ownership of Principal Shareholders and Management

The following table presents the number of shares of our common stock that were beneficially owned as of April 1, 2016 (except where another date is noted) by (1) known beneficial owners of five percent or more of our common stock, (2) each current director of the Company, (3) each Named Executive Officer, and (4) all current directors and current executive officers of the Company as a group.

Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Common Stock Outstanding(2)

David Filo 701 First Avenue Sunnyvale, CA 94089	70,711,390		7.5%

The Vanguard Group(3) 100 Vanguard Blvd. Malvern, PA 19355	50,620,561		5.3%

Jeffrey C. Smith(4)	12,330,549		1.3%

Marissa A. Mayer(5)	3,484,652	*

Ken Goldman(6)	964,454	*

Ronald S. Bell(7)	209,950	*

Maynard G. Webb, Jr.(8)	115,202	*

Lisa Utzschneider(9)	58,516	*

Susan M. James(10)	53,806	*

Thomas J. McInerney(11)	38,007	*

H. Lee Scott, Jr.(12)	41,921	*

Tor R. Braham(13)	12,000	*

Jane E. Shaw, Ph.D.(14)	11,012	*

Richard S. Hill(15)	10,129	*

Eric K. Brandt(16)	1,078	*

Catherine J. Friedman(17)	1,078	*

Eddy W. Hartenstein(18)	0	*

All current directors and current executive officers as a group (16 persons)(19)	88,043,744		9.3%

*	Less than 1 percent.

(1)

The number of shares beneficially owned by each person or group as of April 1, 2016 (except where another date is noted) includes shares of common stock that such person or group had the right to acquire on or within 60 days after that date, including, but not limited to, upon the exercise of options and vesting and payment of restricted stock units. Shares subject to vested restricted stock units under the Directors’ Plan are generally payable on the earlier of the first anniversary of the date of grant or the date the director’s service terminates, subject to deferred issuance at the director’s election in some cases. To our knowledge, except as otherwise indicated in the footnotes to this table and subject to applicable community property laws, each shareholder named in the table has the sole power to vote or direct the voting of (voting power), and the sole power to sell or otherwise direct the disposition of (dispositive power), the shares set forth opposite such shareholder’s name.

(2)

For each person and group included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group as described above by the sum of the 948,398,734 shares of common stock outstanding (excluding treasury shares) on April 1, 2016 and the number of shares of common stock that such person or group had the right to acquire from the Company on or within 60 days of that date, including, but not limited to, upon the exercise of options and upon vesting and payment of restricted stock units.

(3)

Beneficial ownership information for The Vanguard Group is as of December 31, 2015 and is based on information contained in the Schedule 13G it filed with the SEC on February 11, 2016. Such schedule states that The Vanguard Group has sole voting power over 1,626,175 shares, shared voting power over 88,800 shares, sole dispositive power over 48,890,520 shares, and shared dispositive power over 1,730,041 shares.

(4)

Beneficial ownership information for Mr. Smith is as of April 19, 2016 and includes 12,330,549 shares held by certain funds and managed accounts for which Starboard Value LP serves as manager or investment manager. Mr. Smith serves as a Managing Member, Chief Executive Officer, and Chief Investment Officer of Starboard Value LP. Mr. Smith has shared voting and shared dispositive power over all such shares.

(5)

Includes 2,118,453 shares issuable upon exercise of options that are exercisable on or within 60 days after April 1, 2016 under the Yahoo! Inc. Stock Plan (the “Stock Plan”), and 26,153 shares issuable pursuant to restricted stock units vesting within 60 days after April 1, 2016 under the Stock Plan.

(6)

Includes 758,794 shares issuable upon exercise of options that are exercisable on or within 60 days after April 1, 2016 under the Stock Plan, 28,314 shares issuable pursuant to restricted stock units vesting within 60 days after April 1, 2016 under the Stock Plan, and 177,346 shares held by the Goldman-Valeriote Family Trust, over which Mr. Goldman has shared voting and shared dispositive power.

(7)	Includes 15,295 shares issuable pursuant to restricted stock units vesting within 60 days after April 1, 2016 under the Stock Plan.

(8)

Includes 61,679 shares issuable upon exercise of options that are exercisable on or within 60 days after April 1, 2016 under the Directors’ Plan, 13,855 shares subject to vested but unpaid restricted stock units as of April 1, 2016 under the Directors’ Plan, and 39,668 shares held by the Webb Family Trust, over which Mr. Webb has shared voting and shared dispositive power.

(9)	Includes 15,880 shares issuable pursuant to restricted stock units vesting within 60 days after April 1, 2016 under the 1995 Stock Plan.

(10)	Includes 52,377 shares subject to vested but unpaid restricted stock units as of April 1, 2016 under the Directors’ Plan.

(11)	Includes 4,396 shares subject to vested but unpaid restricted stock units as of April 1, 2016 under the Directors’ Plan.

(12)

Includes 3,291 shares issuable upon exercise of options that are exercisable on or within 60 days after April 1, 2016 under the Directors’ Plan, 13,630 shares subject to vested but unpaid restricted stock units as of April 1, 2016 under the Directors’ Plan, and 25,000 shares held by the Lee and Linda Scott Revocable Trust, over which Mr. Scott has shared voting and shared dispositive power.

(13)	Beneficial ownership information for Mr. Braham is as of April 19, 2016.

(14)	Includes 11,012 shares subject to vested but unpaid restricted stock units as of April 1, 2016 under the Directors’ Plan.

(15)	Beneficial ownership information for Mr. Hill is as of April 25, 2016.

(16)	Includes 1,078 shares subject to vested but unpaid restricted stock units as of April 1, 2016 under the Directors’ Plan.

(17)	Includes 1,078 shares subject to vested but unpaid restricted stock units as of April 1, 2016 under the Directors’ Plan.

(18)	Beneficial ownership information for Mr. Hartenstein is as of April 25, 2016.

(19)

Includes 2,942,217 shares issuable upon exercise, by directors and executive officers, of options that are exercisable on or within 60 days after April 1, 2016 under the Directors’ Plan or the Stock Plan, respectively, 85,642 shares issuable pursuant to restricted stock units vesting within 60 days after April 1, 2016 under the Stock Plan, and 97,426 shares subject to vested but unpaid restricted stock units under the Directors’ Plan as of April 1, 2016.

Item 13. Certain Relationships and Related Transactions and Director Independence

Policies and Procedures for Approval of Related Party Transactions

The Audit Committee has adopted a written Related Party Transaction Policy (the “Policy”). The purpose of the Policy is to describe the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year, (2) the Company is a participant, and (3) a related person has or will have a direct or indirect material interest. For purposes of the Policy, a related person is each member of the Board, each executive officer, any nominee for director, any security holder known to the Company to own of record or beneficially five percent or greater of any class of its voting securities or any immediate family member of any of the foregoing persons.

The General Counsel shall submit all related party transactions to the Audit Committee for its review and, if appropriate, approval or ratification. In determining whether to approve or ratify a related party transaction, the Audit Committee may consider all relevant facts and circumstances, including the following factors:

•	the nature of the related person’s interest in the transaction;

•

the material terms of the transaction, including the amount involved, the type of transaction and whether the terms are at least as favorable to the Company as those available in arm’s length transactions;

•	the relationship of the parties involved to the transaction and with each other;

•	the materiality of the transaction to the Company;

•	whether the transaction would interfere with the ability of a director or executive officer to act in the best interest of the Company and its shareholders; and

•	any other matters the Audit Committee deems appropriate.

Any member of the Audit Committee who has an interest in a transaction under discussion by the Audit Committee shall abstain from voting on the approval of the related party transaction, but may, if requested by the Chair of the Audit Committee, participate in some or all of the committee’s discussions about the transaction.

Director Independence

The Corporate Governance Guidelines provide that a majority of our directors must be persons who, in the business judgment of the Board, qualify as independent directors under applicable Nasdaq listing standards. There are no family relationships among any of our directors or executive officers.

Each director’s relationships with the Company that have been identified were reviewed, and only those directors (1) who in the opinion of the Board have no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and (2) who otherwise meet the requirements of the Nasdaq listing standards are considered independent.

The Board has determined that each of Mr. Braham, Mr. Brandt, Ms. Friedman, Mr. Hartenstein, Mr. Hill, Ms. James, Mr. McInerney, Mr. Scott, Dr. Shaw, Mr. Smith, and Mr. Webb is independent under applicable Nasdaq listing standards for membership on the Board. The Board has also determined, as further described below, that each of these directors is independent under applicable SEC rules and Nasdaq listing standards for service on the various committees of the Board on which they currently or previously served. Ms. Mayer and Mr. Filo are not independent (as a result of their employment with the Company as Chief Executive Officer and Chief Yahoo, respectively). The Board also previously determined that Max R. Levchin, who resigned from the Board effective December 4, 2015, and Charles R. Schwab, who resigned from the Board effective February 2, 2016, were independent under applicable SEC rules and the Nasdaq listing standards for membership on the Board and on all committees of the Board on which they served prior to their respective resignations.

The Board considered the transactions described below (none of which involved professional, advisory, or consulting services) in making its affirmative determination that each non-employee director is independent (or, in the case of former directors, was independent prior to his resignation) pursuant to the Nasdaq listing standards and the additional standards established by Nasdaq and the SEC for members of the Audit Committee and members of the Compensation Committee. In each case, the Board affirmatively determined that, because of the nature of the director’s relationship with the entity and/or the amount involved, the relationship did not, or would not, interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities as a director.

•

Relationships and transactions in the ordinary course of business involving aggregate payments greater than or equal to $10,000 with companies for which the following directors or former directors served as a non-employee director: Messrs. Levchin, McInerney, Schwab, Scott, and Webb. The amount involved in each of these transactions did not exceed one percent of the recipient entity’s annual gross revenue.

•	Transactions in the ordinary course of business with companies in which Mr. Levchin has a less than ten percent equity interest.

•

Transactions in the ordinary course of business with The Charles Schwab Corporation for which Mr. Schwab serves as executive chairman and has approximately a 13 percent equity interest as of December 31, 2014. These transactions involved payments to Yahoo that did not exceed 0.5 percent of Yahoo’s annual gross revenue.

•	Payments to Ms. Friedman for time devoted to preparing to serve on the board of directors of Aabaco Holdings, Inc., a wholly-owned subsidiary of Yahoo.

Item 14. Principal Accounting Fees and Services

Fees for Services Rendered by Independent Registered Public Accounting Firm

Set forth below are approximate fees (in millions) for services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2015 and 2014:

	2015	2014
Audit Fees(1)	$5.7	$5.1
Audit-Related Fees(2)	0.6	1.0
Tax Fees(3)	0.4	0.7
All Other Fees	—	—

Total	$6.7	$6.8

(1)

Aggregate audit fees consist of fees billed or accrued for professional services rendered for the audit of Yahoo’s consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly filings and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements, except those not required by statute or regulation. Of the $5.7 million for 2015, $0.7 million relates to the suspended spin-off transaction.

(2)

Audit-related fees consist of fees for services rendered during the fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of Yahoo’s consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations and due diligence in connection with mergers and acquisitions, attest services related to financial reporting that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

(3)

Tax fees consist of fees for services rendered during the fiscal year for professional services related to federal, state and international tax compliance and planning, tax advice, assistance with tax audits and appeals and advice related to mergers and acquisitions.

The Audit Committee is responsible for the compensation of our independent registered public accounting firm and oversees the audit and non-audit fee negotiations associated with the Audit Committee’s appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Audit Committee has adopted policies and procedures regarding pre-approval of permitted audit and non-audit services. Each year, and as needed at other times during the year, (1) the independent registered public accounting firm will submit to the Audit Committee for approval the terms, fees and conditions of the Company’s engagement of the independent registered public accounting firm to perform an integrated audit of the Company’s consolidated financial statements, to attest to the Company’s internal control over financial reporting for the applicable fiscal year, and to review the Company’s interim financial statements; and (2) management and the independent registered public accounting firm will submit to the Audit Committee for approval a written pre-approval request of additional audit and non-audit services to be performed for the Company during the year, including a budgeted range of fees for each category of service outlined in such request. The Audit Committee has designated the Audit Committee Chair to have the authority to pre-approve interim requests for permissible services that were not contemplated in the engagement letter or in pre-approval requests. The Audit Committee Chair may approve or reject any interim service requests and shall report any interim service pre-approvals at the next regular Audit Committee meeting.

All services provided by PricewaterhouseCoopers LLP during the fiscal years ended December 31, 2015 and December 31, 2014 were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April 2016.

YAHOO! INC.

By:	/s/ KEN GOLDMAN
Ken Goldman
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description

31.3*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2016.

31.4*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2016.

* Filed herewith.