Form 10-Q
period 2016-03-31
YAHOO INC
filed 2016-05-10
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2016
Common Stock, $0.001 par value	949,068,569

YAHOO! INC.

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue,” the negative of such terms, or other comparable terminology. This Report includes, among others, forward-looking statements regarding our:

•	expectations related to our strategic plan announced in February 2016;

•	our exploration of strategic alternatives;

•	expectations about revenue, including search, display, and other revenue, as well as revenue from our offerings in mobile, video, native, and social (“Mavens”);

•	expectations about the financial and operational impacts of our Search and Advertising Services and Sales Agreement with Microsoft Corporation and our Google Services Agreement with Google Inc.;

•	expectations about the opportunities for monetization of, and revenue growth from, our mobile offerings;

•	expectations about growth in users;

•	projections and estimates with respect to our restructuring activities;

•	expectations about our operating expenses;

•	anticipated capital expenditures;

•	expectations about changes in our earnings in equity interests and net income;

•	expectations about the amount of unrecognized tax benefits, the outcome of tax assessment appeals, the adequacy of our existing tax reserves, future tax expenditures, and tax rates;

•	expectations about the sufficiency of our available sources of liquidity to meet normal operating requirements and capital expenditures; and

•	expectations regarding the future outcome of legal proceedings in which we are involved.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Yahoo! Inc.

Condensed Consolidated Balance Sheets

	December 31, 2015	March 31, 2016

	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,631,911	$1,479,604
Short-term marketable securities	4,225,112	4,497,046
Accounts receivable, net	1,047,504	878,135
Prepaid expenses and other current assets	602,792	369,439

Total current assets	7,507,319	7,224,224
Long-term marketable securities	975,961	1,153,846
Property and equipment, net	1,547,323	1,496,510
Goodwill	808,114	815,979
Intangible assets, net	347,269	316,251
Other long-term assets and investments	342,390	261,107
Investment in Alibaba Group	31,172,361	30,313,175
Investments in equity interests	2,503,229	2,577,137

Total assets	$45,203,966	$44,158,229

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$208,691	$187,862
Other accrued expenses and current liabilities	934,658	830,542
Deferred revenue	134,031	139,606

Total current liabilities	1,277,380	1,158,010
Convertible notes	1,233,485	1,249,775
Long-term deferred revenue	27,801	30,733
Other long-term liabilities	118,689	124,306
Deferred tax liabilities related to investment in Alibaba Group	12,611,867	12,261,783
Deferred and other long-term tax liabilities	855,324	818,450

Total liabilities	16,124,546	15,643,057

Commitments and contingencies (Note 12)
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 962,959 shares issued and 945,854 shares outstanding as of December 31, 2015 and 965,336 shares issued and 948,249 shares outstanding as of March 31, 2016	959	961
Additional paid-in capital	8,807,273	8,888,096
Treasury stock at cost, 17,105 shares as of December 31, 2015 and 17,087 shares as of March 31, 2016	(911,533)	(910,702)
Retained earnings	4,570,807	4,470,747
Accumulated other comprehensive income	16,576,031	16,029,245

Total Yahoo! Inc. stockholders’ equity	29,043,537	28,478,347
Noncontrolling interests	35,883	36,825

Total equity	29,079,420	28,515,172

Total liabilities and equity	$45,203,966	$44,158,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

Yahoo! Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2015	2016

	(Unaudited, in thousands except per share amounts)
Revenue	$1,225,970	$1,087,152

Operating expenses:
Cost of revenue — traffic acquisition costs	183,139	227,763
Cost of revenue — other	285,263	282,587
Sales and marketing	275,357	236,033
Product development	326,747	278,029
General and administrative	173,513	155,451
Amortization of intangibles	20,073	18,773
Gain on sale of patents	(2,000)	(1,500)
Restructuring charges, net	51,232	57,230

Total operating expenses	1,313,324	1,254,366

Loss from operations	(87,354)	(167,214)
Other expense, net	(31,063)	(47,416)

Loss before income taxes and earnings in equity interests	(118,417)	(214,630)
Benefit for income taxes	40,900	34,766
Earnings in equity interests, net of tax	99,690	81,574

Net income (loss)	22,173	(98,290)
Net income attributable to noncontrolling interests	(975)	(942)

Net income (loss) attributable to Yahoo! Inc.	$21,198	$(99,232)

Net income (loss) attributable to Yahoo! Inc. common stockholders per share — basic	$0.02	$(0.10)

Net income (loss) attributable to Yahoo! Inc. common stockholders per share — diluted	$0.02	$(0.10)

Shares used in per share calculation — basic	934,748	945,719

Shares used in per share calculation — diluted	947,976	945,719

Stock-based compensation expense by function:
Cost of revenue — other	$6,009	$8,526
Sales and marketing	38,121	32,887
Product development	48,221	47,988
General and administrative	23,345	19,006
Restructuring charges, net	2,705	7,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

Yahoo! Inc.

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
	2015	2016

	(Unaudited, in thousands)
Net income (loss)	$22,173	$(98,290)

Available-for-sale securities:
Unrealized losses on available-for-sale securities, net of taxes of $3,238,133 and $363,084 for the three months ended March 31, 2015 and 2016,	(4,713,620)	(516,536)
Reclassification adjustment for realized losses on available-for-sale securities included in net income (loss), net of taxes of $(50) and $(112) for the three months ended March 31, 2015 and 2016, respectively	84	202

Net change in unrealized losses on available-for-sale securities, net of tax	(4,713,536)	(516,334)

Foreign currency translation adjustments (“CTA”):
Foreign CTA gains (losses), net of taxes of $582 and $(336) for the three months ended March 31, 2015 and 2016, respectively	(271,242)	2,183
Net investment hedge CTA gains (losses), net of taxes of $(1,591) and $16,931 for the three months ended March 31, 2015 and 2016, respectively	2,634	(30,710)

Net foreign CTA losses, net of tax	(268,608)	(28,527)

Cash flow hedges:
Unrealized losses on cash flow hedges, net of taxes of $376 and $1,338 for the three months ended March 31, 2015 and 2016, respectively	(11,156)	(2,426)
Reclassification adjustment for realized losses on cash flow hedges included in net income (loss), net of taxes of $189 and $(277) for the three months ended March 31, 2015 and 2016, respectively	1,660	501

Net change in unrealized losses on cash flow hedges, net of tax	(9,496)	(1,925)

Other comprehensive loss	(4,991,640)	(546,786)

Comprehensive loss	(4,969,467)	(645,076)
Less: comprehensive income attributable to noncontrolling interests	(975)	(942)

Comprehensive loss attributable to Yahoo! Inc.	$(4,970,442)	$(646,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Yahoo! Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2015	2016

	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,173	$(98,290)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	117,061	107,377
Amortization of intangible assets	34,478	32,288
Accretion of convertible notes discount	15,457	16,290
Stock-based compensation expense	118,401	115,781
Non-cash restructuring (reversals) charges	(859)	362
Non-cash accretion on marketable debt securities	16,012	12,354
Foreign exchange loss (gain)	18,233	(6,524)
Loss (gain) on sale of assets and other	63	(190)
Gain on sale of patents	(2,000)	(1,500)
Loss on Hortonworks warrants	11,909	39,150
Earnings in equity interests	(99,690)	(81,574)
Tax benefits from stock-based awards	32,822	1,192
Excess tax benefits from stock-based awards	(37,470)	(7,526)
Deferred income taxes	17,009	(37,794)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	89,923	172,677
Prepaid expenses and other	(64,245)	232,783
Accounts payable	30,613	2,844
Accrued expenses and other liabilities	66,466	(142,308)
Incomes taxes payable related to sale of Alibaba Group ADSs	(3,282,293)	-
Deferred revenue	(65,002)	8,376

Net cash (used in) provided by operating activities	(2,960,939)	365,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(111,677)	(76,399)
Proceeds from sales of property and equipment	224	300
Purchases of marketable securities	(712,818)	(1,871,316)
Proceeds from sales of marketable securities	172,352	47,374
Proceeds from maturities of marketable securities	2,359,767	1,369,836
Acquisitions, net of cash acquired	(23,073)	-
Proceeds from sales of patents	20,000	1,500
Purchases of intangible assets	(1,160)	(1,177)
Proceeds from settlement of derivative hedge contracts	19,627	36,028
Payments for settlement of derivative hedge contracts	(2,151)	(3,024)
Other investing activities, net	(38)	(58)

Net cash provided by (used in) investing activities	1,721,053	(496,936)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Yahoo! Inc.

Condensed Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
	2015	2016

	(Unaudited, in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	36,189	4,754
Repurchases of common stock	(203,771)	-
Excess tax benefits from stock-based awards	37,470	7,526
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(97,426)	(42,139)
Other financing activities, net	(4,573)	(3,637)

Net cash used in financing activities	(232,111)	(33,496)

Effect of exchange rate changes on cash and cash equivalents	(17,444)	12,357
Net change in cash and cash equivalents	(1,489,441)	(152,307)
Cash and cash equivalents at beginning of period	2,664,098	1,631,911

Cash and cash equivalents at end of period	$1,174,657	$1,479,604

NON-CASH ACTIVITIES:
Change in non-cash acquisitions of property and equipment	$(9,198)	$6,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

Yahoo! Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1     The Company And Summary Of Significant Accounting Policies

The Company. Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo” or the “Company”), is a guide to digital information discovery, focused on informing, connecting, and entertaining users through its search, communications, and digital content products. By creating highly personalized experiences, the Company helps users discover the information that matters most to them around the world — on mobile or desktop. The Company creates value for advertisers with a streamlined, simple advertising technology stack that leverages Yahoo’s data, content, and technology to connect advertisers with their target audiences. Advertisers can build their businesses through advertising to targeted audiences on the Company’s online properties and services (“Yahoo Properties”) and a distribution network of third party entities (“Affiliates”) who integrate the Company’s advertising offerings into their websites or other offerings (“Affiliate sites”). The Company’s revenue is generated principally from search and display advertising. The Company manages and measures its business geographically, principally in the Americas, EMEA (Europe, Middle East, and Africa) and Asia Pacific.

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

The Company revised the consolidated statement of cash flows for the three months ended March 31, 2015 to correct for a non-cash acquisition of property and equipment resulting in an increase in cash used in operating activities of $23 million and a corresponding increase in net cash provided by investing activities.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2015 was derived from the Company’s audited financial statements for the year ended December 31, 2015, but does not include all disclosures required by U.S. GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which finalizes its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10 “Identifying Performance Obligations and Licensing” which finalizes its amendments to the guidance in the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. The amendments are intended to make the guidance more operable and lead to more consistent application. The amendments have the same effective date and transition requirements as the new revenue recognition standard. The Company plans to adopt this guidance on January 1, 2018. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The new standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values. The new guidance on the classification and measurement will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-01 on the consolidated financial statements and currently anticipates the new guidance would significantly impact its consolidated statements of operations and consolidated statements of comprehensive income (loss) as the Company’s marketable equity securities, primarily the Company’s investments in Alibaba Group Holding Limited (“Alibaba Group”) and Hortonworks Inc. (“Hortonworks”), are currently classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income.

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial position, results of operations and cash flows and anticipates the new guidance will significantly impact its consolidated financial statements given the Company has a significant number of leases.

In March 2016, the FASB issued ASU 2016-06, “Contingent put and call options in debt instruments, a consensus of the FASB’s Emerging Issues Task Force,” which simplifies the embedded derivative analysis for debt instruments containing contingent call or put options. The new guidance clarifies that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis. A contingent put or call option embedded in a debt instrument would be evaluated for possible separate accounting as a derivative instrument without regard to the nature of the exercise contingency. The ASU is effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The new guidance is required to be applied on a modified retrospective basis to all existing and future debt instruments. An entity will be able to elect the fair value option at transition for the entire debt instrument, including its embedded features, but will not be able to unwind a previously-elected fair value option. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-07, “Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment in order to reduce recognition and presentation complexity in financial reporting. Instead, the new guidance requires equity method of accounting to be applied prospectively from the date significant influence is obtained. The ASU is effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The new guidance is required to be applied prospectively for investments that qualify for the equity method of accounting after the effective date. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” as part of its simplification initiative, which involves several aspects of accounting for share-based payment transactions, including the income tax effects, statutory withholding requirements, forfeitures, and classification on the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not been issued. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s consolidated financial position, results of operations and cash flows.

Note 2     Marketable Securities, Investments And Fair Value Disclosures

The following tables summarize the available-for-sale securities (in thousands):

	December 31, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government and agency securities	$616,501	$24	$(635)	$615,890
Corporate debt securities, commercial paper, time deposits,and bank certificates of deposit	4,589,799	292	(4,908)	4,585,183
Alibaba Group equity securities	2,713,483	28,458,878	-	31,172,361
Hortonworks equity securities	26,246	57,977	-	84,223
Other corporate equity securities	298	-	(101)	197

Total available-for-sale marketable securities	$7,946,327	$28,517,171	$(5,644)	$36,457,854

	March 31, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government and agency securities	$631,980	$263	$(30)	$632,213
Corporate debt securities, commercial paper, time deposits, and bank certificates of deposit	5,016,280	3,174	(775)	5,018,679
Alibaba Group equity securities	2,713,483	27,599,692	-	30,313,175
Hortonworks equity securities	26,246	17,212	-	43,458
Other corporate equity securities	7,140	2,331	(91)	9,380

Total available-for-sale marketable securities	$8,395,129	$27,622,672	$(896)	$36,016,905

	December 31, 2015	March 31, 2016

Reported as:
Short-term marketable securities	$4,225,112	$4,497,046
Long-term marketable securities	975,961	1,153,846
Investment in Alibaba Group	31,172,361	30,313,175
Other long-term assets and investments	84,420	52,838

Total	$36,457,854	$36,016,905

Short-term, highly liquid investments of $667 million and $605 million as of December 31, 2015 and March 31, 2016, respectively, included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial as the carrying value approximates fair value because of the short maturity of those instruments. Realized gains and losses from sales of available-for-sale marketable debt securities were not material for both the three months ended March 31, 2015 and 2016.

The remaining contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31, 2015	March 31, 2016

Due within one year	$4,225,112	$4,497,046
Due after one year through five years	975,961	1,153,846

Total available-for-sale marketable debt securities	$5,201,073	$5,650,892

The following tables show all available-for-sale marketable debt securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Government and agency securities	$552,041	$(635)	$-	$-	$552,041	$(635)
Corporate debt securities, commercial paper, and bank certificates of deposit	2,415,347	(4,763)	99,214	(145)	2,514,561	(4,908)

Total available-for-sale marketable debt securities	$2,967,388	$(5,398)	$99,214	$(145)	$3,066,602	$(5,543)

	March 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Government and agency securities	$241,319	$(30)	$-	$-	$241,319	$(30)
Corporate debt securities, commercial paper, and bank certificates of deposit	1,032,635	(750)	23,893	(25)	1,056,528	(775)

Total available-for-sale marketable debt securities	$1,273,954	$(780)	$23,893	$(25)	$1,297,847	$(805)

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

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of December 31, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total

Money market funds(1)	$386,792	$-	$-	$386,792
Available-for-sale marketable debt securities:
Government and agency securities(1)	-	635,917	-	635,917
Commercial paper and bank certificates of deposit(1)	-	1,844,494	-	1,844,494
Corporate debt securities(1)	-	2,918,496	-	2,918,496
Time deposits(1)	-	82,703	-	82,703
Available-for-sale equity securities:
Other corporate equity securities (2)	197	-	-	197
Alibaba Group equity securities	31,172,361	-	-	31,172,361
Hortonworks equity securities(2)	84,223	-	-	84,223
Hortonworks warrants	-	-	78,861	78,861
Foreign currency derivative contracts(3)	-	84,319	-	84,319

Financial assets at fair value	$31,643,573	$5,565,929	$78,861	$37,288,363
Liabilities
Foreign currency derivative contracts(3)	-	(5,661)	-	(5,661)

Total financial assets and liabilities at fair value	$31,643,573	$5,560,268	$78,861	$37,282,702

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of March 31, 2016 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total

Money market funds (1)	$512,108	$-	$-	$512,108
Available-for-sale marketable debt securities:
Government and agency securities (1)	-	632,213	-	632,213
Commercial paper and bank certificates of deposit(1)	-	2,089,637	-	2,089,637
Corporate debt securities (1)	-	2,969,553	-	2,969,553
Time deposits (1)	-	52,411	-	52,411
Available-for-sale equity securities:
Other corporate equity securities (2)	9,380	-	-	9,380
Alibaba Group equity securities	30,313,175	-	-	30,313,175
Hortonworks equity securities (2)	43,458	-	-	43,458
Hortonworks warrants	-	-	39,711	39,711
Foreign currency derivative contracts (3)	-	19,345	-	19,345

Financial assets at fair value	$30,878,121	$5,763,159	$39,711	$36,680,991
Liabilities
Foreign currency derivative contracts (3)	-	(27,855)	-	(27,855)

Total financial assets and liabilities at fair value	$30,878,121	$5,735,304	$39,711	$36,653,136

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

(3)

Foreign currency derivative contracts are classified as part of either current or noncurrent assets or liabilities on the condensed consolidated balance sheets. The notional amounts of the foreign currency derivative contracts were: $1.5 billion, including contracts designated as net investment hedges of $1.2 billion, as of December 31, 2015; and $1.0 billion, including contracts designated as net investment hedges of $0.8 billion, as of March 31, 2016.

The amount of cash included in cash and cash equivalents as of December 31, 2015 and March 31, 2016 was $965 million and $875 million, respectively.

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

Activity between Levels of the Fair Value Hierarchy

During the year ended December 31, 2015 and the three months ended March 31, 2016, the Company did not make any transfers between Level 1, Level 2, and Level 3 assets or liabilities.

Hortonworks Warrants

The estimated fair value of the Hortonworks warrants was $79 million and $40 million as of December 31, 2015 and March 31, 2016, respectively, which is included in other long-term assets and investments on the condensed consolidated balance sheets. During the three months ended March 31, 2015 and 2016, the Company recorded a loss of $12 million and $39 million, respectively, due to the change in estimated fair value of the Hortonworks warrants during the respective periods, which was included within other expense, net in the Company’s condensed consolidated statements of operations. The estimated fair value of the Hortonworks warrants was determined using a Black-Scholes model.

Assets and Liabilities at Fair Value on a Nonrecurring Basis

Convertible Senior Notes

In 2013, the Company issued $1.4 billion aggregate principal amount of 0.00% Convertible Senior Notes due in 2018 (the “Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate estimated fair value of the Notes as of both December 31, 2015 and March 31, 2016 was $1.3 billion. The estimated fair value of the Notes was determined on the basis of quoted market prices observable in the market and is considered Level 2 in the fair value hierarchy. See Note 11 — “Convertible Notes” for additional information related to the Notes.

Other Investments

As of both December 31, 2015 and March 31, 2016, the Company held approximately $83 million of investments in equity securities of privately-held companies that are accounted for using the cost method. These investments are included within other long-term assets and investments on the condensed consolidated balance sheets. Such investments are reviewed periodically for impairment.

Note 3    Consolidated Financial Statement Details

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31, 2015	March 31, 2016

Unrealized gains on available-for-sale securities, net of tax	$16,918,539	$16,402,205
Unrealized gains (losses) on cash flow hedges, net of tax	482	(1,443)
Foreign currency translation, net of tax	(342,990)	(371,517)

Accumulated other comprehensive income	$16,576,031	$16,029,245

Noncontrolling Interests Noncontrolling interests were as follows (in thousands):

	March 31, 2015	March 31, 2016

Beginning noncontrolling interests	$43,755	$35,883
Net income attributable to noncontrolling interests	975	942

Ending noncontrolling interests	$44,730	$36,825

Other Expense, Net Other expense, net was as follows (in thousands):
	Three Months Ended March 31,
	2015	2016

Interest, dividend, and investment income	$8,845	$11,482
Interest expense	(17,570)	(18,393)
Loss on Hortonworks warrants	(11,909)	(39,150)
Foreign exchange losses	(11,341)	(2,138)
Other	912	783

Total other expense, net	$(31,063)	$(47,416)

Interest, dividend and investment income consists of income earned from cash and cash equivalents in bank accounts and investments made in marketable debt securities.

Interest expense is related to the Notes and notes payable related to building and capital lease obligations for data centers.

During the three months ended March 31, 2015 and 2016, the Company recorded a loss of $12 million and $39 million, respectively, due to the change in estimated fair value of the Hortonworks warrants during the respective periods. Changes in the estimated fair value of the Hortonworks warrants are recorded within other expense, net in the Company’s condensed consolidated statements of operations. See Note 2—“Marketable Securities, Investments and Fair Value Disclosures” for additional information.

Foreign exchange losses consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, and unrealized and realized foreign currency transaction gains and losses, including gains and losses related to balance sheet hedges.

Other consists of gains from other non-operational items.

Reclassifications Out of Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2015 were as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income

Realized losses on cash flow hedges, net of tax	$1,660	Revenue
Realized losses on available-for-sale securities, net of tax	84	Other expense, net

Total reclassifications for the period	$1,744

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2016 were as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income

Realized losses on cash flow hedges, net of tax	$501	Revenue
Realized losses on available-for-sale securities, net of tax	202	Other expense, net

Total reclassifications for the period	$703

Note 4     Acquisitions And Dispositions

During the three months ended March 31, 2015, the Company acquired one company which was accounted for as a business combination. The total purchase price for this acquisition was $23 million. The purchase price allocation of the assets acquired and liabilities assumed based on their estimated fair values was as follows: $5 million to amortizable intangibles; $4 million to net liabilities assumed; and the remainder of $22 million to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. The entire goodwill amount which was recorded in the EMEA segment was subsequently impaired during the fourth quarter of 2015 as a result of the impairment testing performed by the Company on its reporting units as of October 31, 2015.

The Company’s business combinations completed during the three months ended March 31, 2015 did not have a material impact on the Company’s condensed consolidated financial statements and therefore actual and pro forma disclosures have not been presented.

The Company did not make any acquisitions during the three months ended March 31, 2016.

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

The amounts allocated to the license of the Existing Patents are being recorded as revenue over the four-year payment period under the license when payments are due. The amounts allocated to the Capture Period Patents are being recorded as revenue over the five-year capture period. The Company recognized $22 million in revenue related to the Existing Patents and the Capture Period Patents during both the three months ended March 31, 2015 and 2016.

The Company sold certain patents and recorded gains on sales of patents of approximately $2 million for both the three months ended March 31, 2015 and 2016.

Note 5     Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2016 were as follows (in thousands):

	Americas (1)	EMEA(2)	Asia Pacific(3)	Total

Net balance as of January 1, 2016	$518,886	$-	$289,228	$808,114
Foreign currency translation adjustments	-	-	7,865	7,865

Net balance as of March 31, 2016	$518,886	$-	$297,093	$815,979

(1)	Gross goodwill balance for the Americas segment was $4.4 billion as of March 31, 2016. The Americas segment includes accumulated impairment losses of $3.9 billion as of March 31, 2016.

(2)	Gross goodwill balance for the EMEA segment was $1.2 billion as of March 31, 2016. The EMEA segment includes accumulated impairment losses of $1.2 billion as of March 31, 2016.

(3)	Gross goodwill balance for the Asia Pacific segment was $456 million as of March 31, 2016. The Asia Pacific segment includes accumulated impairment losses of $159 million as of March 31, 2016.

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

Note 6     Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2015	March 31, 2016
		Gross Carrying	Accumulated
	Net	Amount	Amortization(*)	Net

Customer, affiliate, and advertiser related relationships	$220,055	$355,585	$(150,763)	$204,822
Developed technology and patents	86,909	169,978	(95,818)	74,160
Tradenames, trademarks, and domain names	40,305	67,119	(29,850)	37,269

Total intangible assets, net	$347,269	$592,682	$(276,431)	$316,251

(*)	Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $18 million as of March 31, 2016.

For the three months ended March 31, 2015 and 2016, the Company recognized amortization expense for intangible assets of $34 million and $32 million, respectively, including $14 million in cost of revenue — other for each of the three months ended March 31, 2015 and 2016. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2016 and each of the succeeding years is as follows: nine months ending December 31, 2016: $84 million; 2017: $104 million; 2018: $84 million; 2019: $43 million; 2020 and cumulatively thereafter: $1 million.

Note 7    Basic And Diluted Net Income (Loss) Attributable To Yahoo! Inc. Common Stockholders Per Share

Basic and diluted net income (loss) attributable to Yahoo! Inc. common stockholders per share is computed using the weighted average number of common shares outstanding during the period, excluding net income attributable to participating securities (restricted stock units granted under the Directors’ Stock Plan (the “Directors’ Plan”)). Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the treasury stock method and consist of unvested restricted stock and the incremental common shares issuable upon the exercise of stock options. The Company calculates potential tax windfalls and shortfalls by including the impact of deferred tax assets.

The Company takes into account the effect on consolidated net income (loss) per share of dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method.

For the three months ended March 31, 2015, potentially dilutive securities representing approximately 2 million shares of common stock were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2016

Basic:
Numerator:
Net income (loss) attributable to Yahoo! Inc.	$21,198	$(99,232)

Net income (loss) attributable to Yahoo! Inc. common stockholders — basic	$21,198	$(99,232)

Denominator:
Weighted average common shares	934,748	945,719

Net income (loss) attributable to Yahoo! Inc. common stockholders per share — basic	$0.02	$(0.10)

Diluted:
Numerator:
Net income (loss) attributable to Yahoo! Inc.	$21,198	$(99,232)
Less: Effect of dilutive securities issued by equity investees	(1,194)	-

Net income (loss) attributable to Yahoo! Inc. common stockholders — diluted	$20,004	$(99,232)

Denominator:
Denominator for basic calculation	934,748	945,719
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock units	10,913	-
Stock options	2,315	-

Denominator for diluted calculation	947,976	945,719

Net income (loss) attributable to Yahoo! Inc. common stockholders per share — diluted	$0.02	$(0.10)

Note 8    Investments In Equity Interests Accounted For Using The Equity Method Of Accounting

The following table summarizes the Company’s investments in equity interests using the equity method of accounting (dollars in thousands):

	December 31, 2015	Percent Ownership	March 31, 2016	Percent Ownership

Yahoo Japan	$2,496,657	35.5%	$2,577,137	35.5%
Other	6,572	20%	-

Total	$2,503,229		$2,577,137

Equity Investment in Yahoo Japan

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

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was $8.6 billion as of March 31, 2016.

The following tables present summarized financial information derived from Yahoo Japan’s consolidated financial statements, which are prepared on the basis of IFRS. The Company has made adjustments to the Yahoo Japan summarized financial information to address differences between IFRS and U.S. GAAP that materially impact the summarized financial information below. Any other differences between U.S. GAAP and IFRS did not have any material impact on the Yahoo Japan’s summarized financial information presented below:

	Three Months Ended December 31,
	2014	2015

	(In thousands)
Operating data:
Revenue	$941,241	$958,861
Gross profit	$750,984	$754,739
Income from operations	$425,053	$344,951
Net income	$286,793	$234,514
Net income attributable to Yahoo Japan	$284,846	$234,663

	September 30,	December 31,
	2015	2015

	(In thousands)
Balance sheet data:
Current assets	$6,150,688	$6,477,767
Long-term assets	$2,430,699	$2,468,873
Current liabilities	$2,003,960	$2,125,388
Long-term liabilities	$245,834	$233,251
Noncontrolling interests	$165,601	$164,560

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $60 million and $62 million for the three months ended March 31, 2015 and 2016, respectively. As of December 31, 2015 and March 31, 2016, the Company had net receivable balances from Yahoo Japan of approximately $37 million and $41 million, respectively.

Alibaba Group

Equity Investment in Alibaba Group. The Company reflects the investment in Alibaba Group as an available-for-sale equity security on the consolidated balance sheet and adjusts the investment to fair value each quarterly reporting period with changes in fair value recorded within other comprehensive loss, net of tax. See Note 2 — “Marketable Securities, Investments and Fair Value Disclosures” and condensed consolidated statements of comprehensive loss for additional information.

Technology and Intellectual Property License Agreement (the “TIPLA”). As a result of the initial public offering of Alibaba Group in September 2014 (the “Alibaba Group IPO”), Alibaba Group’s obligation to make royalty payments under the TIPLA ceased on September 24, 2014 and the Company’s recognition of the remaining TIPLA deferred revenue was completed on September 18, 2015. For the three months ended March 31, 2015, the Company recognized approximately $69 million related to the TIPLA.

Note 9     Foreign Currency Derivative Financial Instruments

The Company uses derivative financial instruments, primarily forward contracts and option contracts, to mitigate risk associated with adverse movements in foreign currency exchange rates.

The Company records all derivatives in the condensed consolidated balance sheets at fair value, with assets included in prepaid expenses and other current assets or other long-term assets, and liabilities included in accrued expenses and other current liabilities or other long-term liabilities. The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The effective portions of net investment hedges are recorded in other comprehensive loss as a part of the cumulative translation adjustment. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income until the hedged item is recognized in revenue on the condensed consolidated statements of operations when the underlying hedged revenue is recognized. Any ineffective portions of net investment hedges and cash flow hedges are recorded in other expense, net on the Company’s condensed consolidated statements of operations. For balance sheet hedges, changes in the fair value are recorded in other expense, net on the Company’s condensed consolidated statements of operations.

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

Designated as Hedging Instruments

Net Investment Hedges. The Company currently hedges, on an after-tax basis, a portion of its net investment in Yahoo Japan with forward contracts and option contracts to reduce the risk that its investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. The total of the after-tax net investment hedge was less than the Yahoo Japan investment balance as of both December 31, 2015 and March 31, 2016. As such, the net investment hedge was considered to be effective.

Cash Flow Hedges. The Company entered into foreign currency forward contracts designated as cash flow hedges of varying maturities through January 31, 2017. The cash flow hedges were considered to be effective as of December 31, 2015 and March 31, 2016. All of the forward contracts designated as cash flow hedges that were settled were reclassified to revenue during the three months ended March 31, 2015 and 2016. All current outstanding cash flow hedges are expected to be reclassified into revenue during 2016. For the three months ended March 31, 2015 and 2016, the amounts recorded in other expense, net as a result of hedge ineffectiveness were not material.

Not Designated as Hedging Instruments

Balance Sheet Hedges. The Company hedges certain of its net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that its earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge monetary assets and liabilities, including intercompany transactions, which are denominated in foreign currencies.

Notional amounts of the Company’s outstanding derivative contracts as of December 31, 2015 and March 31, 2016 were as follows (in millions):

	December 31,	March 31,
	2015	2016

Derivatives designated as hedging instruments:
Net investment hedge forward and option contracts	$1,150	$849
Cash flow hedge forwards	$75	$72
Derivatives not designated as hedging instruments:
Balance sheet hedges	$225	$104

Foreign currency derivative activity for the three months ended March 31, 2015 was as follows (in millions):

				Gain (Loss)		Gain
			Gain (Loss)	Recorded in		(Loss)
		Settlement	Recorded in	Other		Recorded
	Beginning	Payment	Other Expense,	Comprehensive		in	Ending Fair
	Fair Value	(Receipt), Net	Net	Loss		Revenue	Value

Derivatives designated as hedging instruments:
Net investment hedges	$185	$-	$-	$4	(*)	$-	$189
Cash flow hedges	$8	$(2)	$(1)	$(9)		$(1)	$(5)
Derivatives not designated as hedging instruments:
Balance sheet hedges	$4	$(16)	$23	$-		$-	$11

(*)

This amount does not reflect the tax impact of $1 million recorded during the three months ended March 31, 2015. The $3 million after tax impact of the gain recorded within other comprehensive loss was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

Foreign currency derivative activity for the three months ended March 31, 2016 was as follows (in millions):

				Gain (Loss)		Gain
			Gain (Loss)	Recorded in		(Loss)
		Settlement	Recorded in	Other		Recorded
	Beginning	Payment	Other Expense,	Comprehensive		in	Ending Fair
	Fair Value	(Receipt), Net	Net	Loss		Revenue	Value

Derivatives designated as hedging instruments:
Net investment hedges	$74	$(31)	$-	$(48	) (*)	$-	$(5)
Cash flow hedges	$2	$(1)	$-	$(3)		$(1)	$(3)
Derivatives not designated as hedging instruments:
Balance sheet hedges	$2	$(1)	$(2)	$-		$-	$(1)

(*)

This amount does not reflect the tax impact of $17 million recorded during the three months ended March 31, 2016. The $31 million after tax impact of the loss recorded within other comprehensive loss was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

Foreign currency derivative contracts balance sheet location and ending fair value was as follows (in millions):

	Balance Sheet	December 31,		March 31,
	Location	2015		2016

Derivatives designated as hedging instruments:
Net investment hedges	Asset(1)	$	79	$	19
	Liability(2)	$	(5)	$	(24)
Cash flow hedges	Asset(1)	$	2	$	-
	Liability(2)	$	-	$	(3)
Derivatives not designated as hedging instruments:
Balance sheet hedges	Asset(1)	$	3	$	-
	Liability(2)	$	(1)	$	(1)

(1)	Included in prepaid expenses and other current assets or other long-term assets on the condensed consolidated balance sheets.

(2)	Included in accrued expenses and other current liabilities or other long-term liabilities on the condensed consolidated balance sheets.

Note 10     Credit Agreement

The Company’s credit agreement with Citibank, N.A., as Administrative Agent entered into on October 19, 2012 (as amended on October 10, 2013, October 9, 2014, and July 24, 2015, the “Credit Agreement”) provides for a $750 million unsecured revolving credit facility, subject to increase of up to $250 million in accordance with its terms. The Credit Agreement terminates on July 22, 2016, unless extended by the parties. As of March 31, 2016, the Company was in compliance with the financial covenants in the Credit Agreement and no amounts were outstanding.

Note 11     Convertible Notes

0.00% Convertible Senior Notes

As of March 31, 2016, the Company had $1.4 billion in principal amount of Notes outstanding. The Notes are senior unsecured obligations of Yahoo, the Notes do not bear regular interest, and the principal amount of the Notes was issued at par value. The Notes mature on December 1, 2018, unless previously purchased or converted in accordance with their terms prior to such date. The Company may not redeem the Notes prior to maturity. However, holders of the Notes may convert them at certain times and upon the occurrence of certain events in the future, as outlined in the indenture governing the Notes (the “Indenture”). Holders of the Notes who convert in connection with a “make-whole fundamental change,” as defined in the Indenture, may require Yahoo to purchase for cash all or any portion of their Notes at a purchase price equal to 100 percent of the principal amount, plus accrued and unpaid special interest as defined in the Indenture, if any. The Notes are convertible, subject to certain conditions, into shares of Yahoo common stock at an initial conversion rate of 18.7161 shares per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $53.43 per share), subject to adjustment upon the occurrence of certain events. Upon conversion of the Notes, holders will receive cash, shares of Yahoo’s common stock or a combination thereof, at Yahoo’s election. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock with respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread). As of March 31, 2016, none of the conditions allowing holders of the Notes to convert had been met.

The Notes consist of the following (in thousands):

	December 31,	March 31,
	2015	2016

Liability component:
Principal	$1,437,500	$1,437,500
Less: note discount	(204,015)	(187,725)

Net carrying amount	$1,233,485	$1,249,775

Equity component (*)	$305,569	$305,569

(*)	Recorded on the condensed consolidated balance sheets within additional paid-in capital.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2015	2016

Accretion of convertible note discount	$15,457	$16,290

The fair value of the Notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of debt instruments (carrying value excludes the equity component of the Notes classified in equity) were as follows (in thousands):

	December 31, 2015		March 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value

Convertible senior notes	$1,250,124	$1,233,485	$1,281,518	$1,249,775

Note 12     Commitments And Contingencies

Lease Commitments. The Company leases office space and data centers under operating and capital lease agreements with original lease periods of up to 15 years which expire between 2016 and 2025. A summary of gross and net lease commitments as of March 31, 2016 was as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments

Nine months ending December 31, 2016	$90	$(9)	$81
Years ending December 31,
2017	91	(11)	80
2018	64	(8)	56
2019	49	(6)	43
2020	36	(4)	32
2021	27	(4)	23
Due after 5 years	77	(2)	75

Total gross and net lease commitments	$434	$(44)	$390

Capital Lease
Commitments

Nine months ending December 31, 2016	$11
Years ending December 31,
2017	10
2018	9
2019	5
2020	-
2021	-
Due after 5 years	-

Gross capital lease commitments	$35

Less: interest	6

Net capital lease commitments included in other accrued expenses and current liabilities and other long-term liabilities	$29

Affiliate Commitments. The Company is obligated to make payments, which represent traffic acquisition costs (“TAC”), to its Affiliates. As of March 31, 2016, these commitments totaled $1,438 million, of which $282 million will be payable in the remainder of 2016, $375 million will be payable in 2017, $375 million will be payable in 2018, $375 million will be payable in 2019, and $31 million will be payable in 2020.

Non-cancelable Obligations. The Company is obligated to make payments under various non-cancelable arrangements with vendors and other business partners, principally for marketing, bandwidth, co-location, and content arrangements. As of March 31, 2016, these commitments totaled $159 million, of which $77 million will be payable in the remainder of 2016, $35 million will be payable in 2017, $27 million will be payable in 2018, $7 million will be payable in 2019, $3 million will be payable in 2020, $3 million will be payable in 2021 and $7 million will be payable thereafter.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $13 million through 2023.

Construction Liabilities. The Company capitalizes construction in progress and records a corresponding long-term liability for build-to-suit lease agreements where the Company is considered as the owner during the construction period for accounting purposes. These liabilities relate to one corporate building in Los Angeles, California. The estimated timing and amounts of payments for rent associated with the build-to-suit lease arrangement that has not been placed in service totaled $20 million, of which $1 million will be payable in the remainder of 2016, $2 million will be payable in each year from 2017 through 2021, and $9 million will be payable thereafter.

Note Payable Obligations. The Company is obligated to make payments for notes payable related to two buildings in Sunnyvale, California. The estimated timing and amounts of payments totaled $55 million, of which $3 million will be payable in the remainder of 2016, $5 million will be payable in each year from 2017 through 2021, and $27 million will be payable thereafter.

Standby Letters of Credit. As of March 31, 2016, the Company had outstanding potential obligations relating to standby letters of credit of $40 million. Standby letters of credit are financial guarantees provided by third parties for ongoing operating liabilities such as leases, utility bills, taxes, and insurance. If any letter of credit is drawn upon by a beneficiary, the Company is obligated to reimburse the provider of the guarantee. The standby letters of credit generally renew annually.

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

As of March 31, 2016, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

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

Stockholder and Securities Matters. Since May 31, 2011, several related stockholder derivative suits were filed in the Santa Clara County Superior Court (“California Derivative Litigation”) and the U.S. District Court for the Northern District of California (“Federal Derivative Litigation”) purportedly on behalf of the Company against certain officers and directors of the Company and third parties. The California Derivative Litigation was filed by plaintiffs Cinotto, Lassoff, Zucker, and Koo, and consolidated under the caption In re Yahoo! Inc. Derivative Shareholder Litigation on June 24, 2011 and September 12, 2011. The Federal Derivative Litigation was filed by plaintiffs Salzman, Tawila, and Iron Workers Mid-South Pension Fund and consolidated under the caption In re Yahoo! Inc. Shareholder Derivative Litigation on October 3, 2011. The plaintiffs allege breaches of fiduciary duties, corporate waste, mismanagement, abuse of control, unjust enrichment, misappropriation of corporate assets, or contribution, and seek damages, equitable relief, disgorgement, and corporate governance changes in connection with Alibaba Group’s restructuring of its subsidiary Alipay.com Co., Ltd. (“Alipay”) and related disclosures. On June 7, 2012, the California court approved a stipulation staying the California Derivative Litigation pending resolution of the Federal Derivative Litigation. On December 23, 2015, the court dismissed the Federal Derivative Litigation with prejudice. On March 25, 2016, the California Derivative Litigation was dismissed pursuant to a stipulation of the parties.

On April 22, 2015, a stockholder action captioned Cathy Buch v. David Filo, et al., was filed in the Delaware Court of Chancery against the Company and certain of its current and former directors. The complaint asserts both derivative claims, purportedly on behalf of Yahoo, and class action claims, purportedly on behalf of the plaintiff and all similarly situated stockholders, relating to the termination of, and severance payments made to, our former chief operating officer, Henrique de Castro. The plaintiff alleges that certain current and former board members breached their fiduciary duties by enabling or acquiescing in the payment of severance to Mr. de Castro, and by allowing Yahoo to make allegedly false and misleading statements regarding the value of his severance. The plaintiff has also asserted claims against Mr. de Castro. The plaintiff seeks to recoup the severance paid to Mr. de Castro, an equitable accounting, disgorgement in favor of Yahoo, monetary damages, declaratory relief, injunctive relief, and an award of attorneys’ fees and costs. The Company has filed a motion to dismiss the action.

On January 27, 2016, a stockholder action captioned UCFW Local 1500 Pension Fund v. Marissa Mayer, et al., was filed in the U.S. District Court for the Northern District of California against the Company, and certain current and former officers and directors of the Company, including all current members of the Board other than Tor Braham, Eric Brandt, Catherine Friedman, Eddy Hartenstein, Richard Hill, and Jeffrey Smith. On April 29, 2016, the plaintiff filed an amended complaint. The amended complaint asserts derivative claims, purportedly on behalf of Yahoo, for violations of the Investment Company Act of 1940, breach of fiduciary duty, unjust enrichment, violations of Delaware General Corporation Law Section 124, and violations of California Business & Professions Code Section 17200. The amended complaint seeks to rescind Yahoo’s employment contracts with the individual defendants because those defendants allegedly caused Yahoo to illegally operate as an unregistered investment company. The plaintiff seeks disgorgement in favor of Yahoo, rescission, and an award of attorneys’ fees and costs. In addition, the amended complaint asserts a direct claim against Yahoo for alleged violation of Delaware General Corporation Law Section 124(1), based on the allegation that Yahoo has illegally operated as an unregistered investment company. Pursuant to this claim, the plaintiff seeks injunctive relief preventing Yahoo from entering into any future contracts, including any contracts to sell its assets. The Company plans to file a motion to dismiss the action.

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

On September 10, 2014, the same plaintiffs in the Mexico litigation described above filed an action in U.S. District Court for the Southern District of New York against Yahoo! Inc., Yahoo! Mexico, Baker & McKenzie, and Baker & McKenzie, S.C. Plaintiffs allege that defendants conspired to influence the Mexican courts and “illegally obtain a favorable judgment” in the above litigation. Plaintiffs advance claims for relief under the Racketeer Influenced and Corrupt Organizations Act of 1970 (“RICO”), which provides for treble damages in certain cases, conspiracy to violate RICO, common-law fraud, and civil conspiracy. The Company and Yahoo! Mexico filed a motion to dismiss the amended complaint. On March 31, 2016, the District Court granted the motion and dismissed the amended complaint without leave to amend.

TCPA Litigation Concerning Yahoo Messenger. On March 21, 2014 and April 16, 2014, civil complaints were filed in the United States District Court for the Northern District of Illinois by plaintiffs Rachel Johnson and Zenaida Calderin, respectively, against the Company, alleging that the process by which Yahoo Messenger sends a notification SMS message in addition to delivering a user’s instant message to a recipient’s cellular telephone constitutes a violation of the Telephone Consumer Protection Act (“TCPA”), 47 U.S.C. § 227. The penalty per violation ranges from $500 to $1,500. The complaints, which were consolidated, seek statutory damages for a purported class of plaintiffs. In January 2016, the District Court denied class certification treatment proposed by plaintiff Calderin, who accepted a $1,500 offer of judgment to resolve her case in its entirety. The District Court certified a class proposed by plaintiff Johnson comprising more than 300,000 potential members. The Company sought permission from the United States Court of Appeals for the Seventh Circuit to appeal the District Court’s certification order, which the Court of Appeals denied. No decision has been made on the merits of plaintiffs’ claims, which the Company is defending vigorously. The Company also previously defended related litigation in the United States District Court for the Southern District of California, which denied class certification in September 2015; the case was dismissed with prejudice in March 2016.

The Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters described above. The Company has also determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to the Company’s legal proceedings, including the matters described above, other than the remaining Mexico matter, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of March 31, 2016 were not material. The Company did not accrue for the judgment in Mexico, which was reversed as explained above. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo, its subsidiaries, directors, or officers in these matters, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against these claims.

Note 13     Stockholders’ Equity And Employee Benefits

Stock Options. The Company’s Stock Plan, the Directors’ Plan, and stock-based awards assumed through acquisitions (including stock-based commitments related to continued service of acquired employees, such as holdbacks by Yahoo of shares of Yahoo common stock issued to founders of acquired companies in connection with certain of the Company’s acquisitions) are collectively referred to as the “Plans”. Stock option activity under the Company’s Plans for the three months ended March 31, 2016 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2015 (1)	6,522	$18.82
Options granted	-	$-
Options exercised(2)	(361)	$13.17
Options expired	(417)	$18.67
Options cancelled/forfeited	(306)	$18.53

Outstanding at March 31, 2016(1)	5,438	$19.22

(1)	Includes shares subject to performance-based stock options for which performance goals had not been set as of the date shown.

(2)	The Company generally issues new shares to satisfy stock option exercises.

As of March 31, 2016, there was $20 million of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock and Restricted Stock Units. Restricted stock and restricted stock unit activity under the Plans for the three months ended March 31, 2016 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share

Awarded and unvested at December 31, 2015 (1)	28,739	$39.15
Granted(2)	13,339	$33.96
Vested	(3,402)	$29.84
Forfeited	(3,132)	$35.77

Awarded and unvested at March 31, 2016 (1)	35,544	$38.39

(1)

Includes the maximum number of shares issuable under the Company’s performance-based restricted stock unit awards (including future-year tranches for which performance goals had not been set) as of the date shown.

(2)

Includes the maximum number of shares issuable under the performance-based restricted stock unit awards granted during the three months ended March 31, 2016 (including future-year tranches for which performance goals had not been set during the period); excludes tranches of previously granted performance-based restricted stock units for which performance goals were set during the three months ended March 31, 2016.

As of March 31, 2016, there was $849 million of unamortized stock-based compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.7 years.

During the three months ended March 31, 2015 and 2016, 5.7 million shares and 3.4 million shares, respectively, that were subject to previously granted restricted stock units, vested. These vested restricted stock awards were net share settled. During the three months ended March 31, 2015 and 2016, the Company withheld 2.2 million shares and 1.4 million shares, respectively, based upon the Company’s closing stock price on the vesting date, to satisfy the Company’s tax withholding obligation relating to the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $97 million and $42 million, respectively, for the three months ended March 31, 2015 and 2016 and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Performance Options. The financial performance stock options awarded by the Company in November 2012 to Ms. Mayer include multiple performance periods. The number of stock options that ultimately vest for each performance period will range from 0 percent to 100 percent of the target amount for such period stated in each executive’s award agreement based on the Company’s performance relative to goals. The financial performance goals are established at the beginning of each performance period and the portion (or “tranche”) of the award related to each performance period is treated as a separate grant for accounting purposes. In March 2016, the Compensation Committee established performance goals under these stock options for the 2016 performance year. The 2016 financial performance metrics (and their weightings) under the performance stock options are GAAP revenue (one-third), revenue ex-TAC (one-third), and adjusted EBITDA (one-third). The grant date fair value of the 2016 tranche of the November 2012 financial performance stock options was $13 million, and is being recognized over the twelve-month service period. The Company began recording stock-based compensation expense for this tranche in March 2016, when the financial performance goals were established.

Performance RSUs. In March 2016, the Compensation Committee approved additional annual financial performance-based RSU awards to Ms. Mayer and other senior officers, and established the 2016 annual performance goals for these awards as well as for the similar performance-based RSUs granted in February 2013, February 2014, and March 2015. The 2013, 2014, 2015, and 2016 performance-based RSU awards are generally eligible to vest in equal annual target amounts over four years (three years for Ms. Mayer) based on the Company’s attainment of annual financial performance goals as well as the executive’s continued employment through each vesting date. The number of shares that ultimately vest each year will range from 0 percent to 200 percent of the annual target amount, based on the Company’s performance. Annual financial performance metrics and goals are established for these RSU awards at the beginning of each year and the tranche of each RSU award related to that year’s performance goal is treated as a separate annual grant for accounting purposes. The 2016 financial performance metrics (and their weightings) established for the performance RSUs are: GAAP revenue (one-third), revenue ex-TAC (one-third), and adjusted EBITDA (one-third). The grant date fair value of the first tranche of the March 2016 performance RSUs was $10 million, the grant date fair value of the second tranche of the

March 2015 performance RSUs was $8 million, the grant date fair value of the third tranche of the February 2014 performance RSUs was $4 million, and the grant date fair value of the fourth tranche of the February 2013 performance RSUs was $8 million. These values are being recognized over the tranches’ twelve-month service periods. The Company began recording stock-based compensation expense for these tranches in March 2016, when the financial performance goals were established.

Stock Repurchases. In November 2013, the Board authorized a stock repurchase program with an authorized level of $5 billion. The November 2013 program, according to its terms, will expire in December 2016. The aggregate amount remaining under the November 2013 repurchase program was approximately $726 million at March 31, 2016. In March 2015, the Board authorized an additional stock repurchase program with an authorized level of $2 billion. The March 2015 program, according to its terms, will expire in March 2018. The aggregate amount available under the March 2015 repurchase program was $2 billion at March 31, 2016. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the three months ended March 31, 2016, the Company did not repurchase any of its outstanding common stock.

Note 14     Restructuring Charges, Net

Restructuring charges, net consists of employee severance pay and related costs, accelerations of stock-based compensation expense, facility restructuring costs, contract termination and other non-cash charges associated with the exit of facilities, as well as reversals of restructuring charges arising from changes in estimates.

For the three months ended March 31, 2015, and 2016, restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended March 31,
	2015	2016

Employee severance pay and related costs	$44,000	$44,796
Non-cancelable lease, contract termination, and other charges	8,617	5,904
Reversals of previous charges	(3,231)	(1,206)
Non-cash accelerations of stock-based compensation expense	2,705	7,374
Other non-cash (credits) charges, net	(859)	362

Restructuring charges, net	$51,232	$57,230

The Company has implemented multiple restructuring plans to reduce its cost structure, align resources with its product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers. For the three months ended March 31, 2015, the Company recorded expense of $41 million, $7 million, and $3 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the three months ended March 31, 2016, the Company recorded expense of $48 million, $7 million, and $2 million related to the Americas, EMEA, and Asia Pacific segments, respectively.

The amounts recorded during the three months ended March 31, 2016 were primarily related to the Company’s announced plans in February 2016 to reduce the Company’s workforce by approximately 15 percent by the end of 2016 and exit six offices in Dubai, Mexico City, Buenos Aires, Madrid, Milan and Burbank, California, subject to applicable laws and consultation processes, as a part of the strategic plan to simplify Yahoo’s product portfolio. During the three months ended March 31, 2016, in connection with this action, the Company incurred pre-tax cash charges of $44 million for severance pay expenses and related cash expenditures, pre-tax cash charges of $3 million related to the consolidation and exit of facilities related to non-cancelable lease costs and other related costs, pre-tax non-cash charges of $7 million related to stock-based compensation expense and less than $1 million related to impairment costs. The Company estimates that it will incur a total of $64 million to $78 million in pre-tax charges in connection with the planned action.

The Company’s restructuring accrual activity for the three months ended March 31, 2016 is summarized as follows (in thousands):

Accrual balance as of December 31, 2015	$65,891
Restructuring charges	57,230
Cash paid	(30,906)
Non-cash accelerations of stock-based compensation expense	(7,374)
Foreign currency translation and other adjustments	(138)

Accrual balance as of March 31, 2016	$84,703

The $85 million restructuring liability as of March 31, 2016 consisted of $38 million for employee severance expenses, which the Company expects to pay out by the end of the second quarter of 2017, and $47 million related to non-cancelable lease costs, which the Company expects to pay over the terms of the related obligations through the fourth quarter of 2025, less estimated sublease income. Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2015	March 31, 2016

Americas	$47,054	$64,407
EMEA	18,389	19,356
Asia Pacific	448	940

Total restructuring accruals	$65,891	$84,703

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

The Company recorded income tax benefits of $41 million and $35 million for the three months ended March 31, 2015 and 2016, respectively. The income tax benefits for both periods were primarily due to the Company’s loss before income taxes and earnings in equity interests. The relatively lower tax benefit for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, is primarily due to the Company’s limited ability to use foreign tax credits in the current year.

As of March 31, 2016, the Company does not anticipate repatriating its undistributed foreign earnings of approximately $3.4 billion. Those earnings are principally related to its equity method investment in Yahoo Japan. If those earnings were to be repatriated in the future, the Company may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

In the three months ended March 31, 2016, the Company received a cash tax refund of $190 million associated with the Company’s claim to carry back its 2015 losses and tax attributes to earlier taxable years.

The Company’s gross amount of unrecognized tax benefits as of March 31, 2016 was $1.1 billion, of which $1.0 billion is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of March 31, 2016 decreased by $4 million from the recorded balance as of December 31, 2015. The majority of the decrease related to audit settlements in different tax jurisdictions.

The Company is in various stages of examination and appeal in connection with its taxes both in the United States and in foreign jurisdictions. Those audits generally span tax years 2005 through 2014. As of March 31, 2016, the Company’s 2011 through 2013 U.S. federal income tax returns are currently under examination. The Company has appealed the proposed California Franchise Tax Board’s adjustments to the 2005 through 2008 returns, but no conclusions have been reached to date. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions are expected to be resolved in the foreseeable future. The Company believes that it has adequately provided for any reasonably foreseeable adverse adjustment to its tax returns and that any settlement will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows. It is reasonably possible that the Company’s unrecognized tax benefits could be reduced by up to approximately $134 million in the next twelve months.

In the three months ended March 31, 2015, the Company satisfied the $3.3 billion income tax liability related to the sale by Yahoo! Hong Kong Holdings Limited, the Company’s wholly-owned subsidiary, of Alibaba Group American Depositary Shares (“ADSs”) in the Alibaba Group IPO on September 24, 2014. As of March 31, 2016 the Company accrued deferred tax liabilities of $12.3 billion associated with the 384 million ordinary shares of Alibaba Group (“Alibaba Group shares”) retained by the Company. Such deferred tax liabilities are subject to periodic adjustments due to changes in the fair value of the Alibaba Group shares.

The Company may have additional tax liabilities in China related to the sale to Alibaba Group of 523 million Alibaba Group shares that took place during the year ended December 31, 2012 and related to the sale of the 140 million Alibaba Group ADSs sold in the Alibaba Group IPO that took place during the year ended December 31, 2014. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the United States through the use of foreign tax credits.

Tax authorities from the Brazilian State of Sao Paulo have assessed certain indirect taxes against the Company’s Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment is for calendar years 2008 through 2011 and as of March 31, 2016 totals approximately $98 million. The Company currently believes the assessment is without merit. The Company believes the risk of loss is remote and has not recorded an accrual for the assessment.

Note 16     Segments

The Company continues to manage its business geographically. The primary areas of measurement and decision-making are Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. Management relies on an internal reporting process that provides revenue, revenue ex-TAC (which is defined as revenue less cost of revenue – TAC), direct costs excluding TAC by segment, and consolidated loss from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, the Company’s segments.

The following tables present summarized information by segment (in thousands):

	Three Months Ended March 31,
	2015	2016

Revenue by segment:
Americas	$984,721	$861,539
EMEA	81,086	76,923
Asia Pacific	160,163	148,690

Total Revenue	$1,225,970	$1,087,152

TAC by segment:
Americas	$166,655	$204,871
EMEA	11,704	12,509
Asia Pacific	4,780	10,383

Total TAC	$183,139	$227,763

Revenue ex-TAC by segment:
Americas	$818,066	$656,668
EMEA	69,382	64,414
Asia Pacific	155,383	138,307

Total Revenue ex-TAC	1,042,831	859,389

Direct costs by segment(1) :
Americas	69,274	81,133
EMEA	20,184	20,609
Asia Pacific	50,732	45,079
Global operating costs (2)	673,528	575,980
Gains on sales of patents	(2,000)	(1,500)
Depreciation and amortization	151,539	139,665
Stock-based compensation expense	115,696	108,407
Restructuring charges, net	51,232	57,230

Loss from operations	$(87,354)	$(167,214)

(1)	Direct costs for each segment include costs associated with the local sales teams and other cost of revenue.

(2)

Global operating costs include product development, marketing, real estate workplace, general and administrative, and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment.

	Three Months Ended March 31,
	2015	2016

Capital expenditures, net:
Americas	$98,914	$64,344
EMEA	7,653	4,870
Asia Pacific	4,886	6,885

Total capital expenditures, net	$111,453	$76,099

	December 31, 2015	March 31, 2016

Property and equipment, net:
Americas:
U.S.	$1,447,995	$1,396,114
Other	353	943

Total Americas	$1,448,348	$1,397,057

EMEA	33,940	33,773
Asia Pacific	65,035	65,680

Total property and equipment, net	$1,547,323	$1,496,510

See Note 5 — “Goodwill” and Note 14 — “Restructuring Charges, Net” for additional information regarding segments.

Enterprise Wide Disclosures

The following table presents revenue for groups of similar services (in thousands):

	Three Months Ended March 31,
	2015	2016

Search(*)	$542,092	$491,881
Display(*)	466,938	463,019
Other(*)	216,940	132,252

Total revenue	$1,225,970	$1,087,152

(*)

In the three months ended March 31, 2016, the Company reclassified certain amounts from other revenue to either search or display revenue. To conform to the current presentation, the Company reclassified $10.4 million and $3.2 million to search and display revenue, respectively, previously included in other revenue for the three months ended March 31, 2015.

	Three Months Ended March 31,
	2015	2016

Revenue:
U.S.	$963,511	$840,799
International	262,459	246,353

Total revenue	$1,225,970	$1,087,152

Revenue is attributed to individual countries according to the online property that generated the revenue. No single foreign country accounted for more than 10 percent of the Company’s revenue for the three months ended March 31, 2015 and 2016.

Note 17     Search Agreement With Microsoft Corporation

On December 4, 2009, the Company entered into the Search and Advertising Services and Sales Agreement (the “Search Agreement”) with Microsoft Corporation (“Microsoft”). On February 18, 2010, the Company received regulatory clearance from both the U.S. Department of Justice and the European Commission and on February 23, 2010 the Company commenced implementation of the Search Agreement on a market-by-market basis.

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

Commencing on May 1, 2015, Yahoo agreed to request paid search results from Microsoft for 51 percent of its search queries originating from personal computers accessing Yahoo Properties and its Affiliate sites (the “Volume Commitment”) and will display only Microsoft’s paid search results on such search result pages.

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

Previously under the Search Agreement, Yahoo had sales exclusivity for both the Company’s and Microsoft’s premium advertisers. Pursuant to the Eleventh Amendment to the Search Agreement, this sales exclusivity terminated on July 1, 2015. The Company and Microsoft are transitioning premium advertisers for Microsoft’s paid search services to Microsoft on a market-by-market basis. As of March 31, 2016, such transition was substantially complete for most markets in North America and Europe, and the parties are cooperating on transitioning the remaining markets.

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

The Company currently reports as revenue the revenue share it receives from Microsoft under the Search Agreement as the Company is not the primary obligor in the arrangement with the advertisers and publishers as the underlying search advertising services are provided by Microsoft. Approximately 39 percent, and 29 percent of the Company’s revenue for the three months ended March 31, 2015 and, 2016, respectively, was attributable to the Search Agreement.

The Company’s uncollected revenue share in connection with the Search Agreement was $267 million and $216 million, which is included in accounts receivable, net, as of December 31, 2015 and March 31, 2016, respectively.

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

Note 18     Subsequent Events

On April 21, 2016, the Company entered into a purchase agreement to sell certain property located in Santa Clara, California. The closing of the sale under the purchase agreement is subject to the satisfaction of certain closing conditions. The Company’s carrying value of the property is $126.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo,” the “Company,” “we,” or “us”), is a guide to digital information discovery, focused on informing, connecting, and entertaining our users through our search, communications, and digital content products. By creating highly personalized experiences, we help users discover the information that matters most to them around the world — on mobile or desktop. We create value for advertisers with a streamlined, simple advertising technology stack that leverages Yahoo’s data, content, and technology to connect advertisers with their target audiences. Advertisers can build their businesses through advertising to targeted audiences on our online properties and services (“Yahoo Properties”) and a distribution network of third party entities (“Affiliates”) who integrate our advertising offerings into their websites or other offerings (“Affiliate sites”). Our revenue is generated principally from search and display advertising. We continue to manage and measure our business geographically, principally in the Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. As of March 31, 2016, we had approximately 9,400 full-time employees after excluding employees under notice of termination and approximately 700 contractors.

In the following Management’s Discussion and Analysis, we provide information regarding the following areas:

•	Key Financial Metrics;

•	Recent Developments;

•	Significant Transactions;

•	Results of Operations;

•	Segment Reporting;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates; and

•	Recent Accounting Pronouncements.

Key Financial Metrics

The key financial metrics we use are as follows: revenue; revenue less traffic acquisition costs (“TAC”), or revenue ex-TAC; loss from operations; adjusted EBITDA; net income (loss) attributable to Yahoo! Inc.; net cash (used in) provided by operating activities; and free cash flow. Revenue ex-TAC, adjusted EBITDA, and free cash flow are financial measures that are not defined in accordance with U.S. generally accepted accounting principles (“GAAP”). We use these non-GAAP financial measures for internal managerial purposes and to facilitate period-to-period comparisons. See “Non-GAAP Financial Measures” below for a description of each of these non-GAAP financial measures.

	Three Months Ended March 31,
	2015	2016

	(in thousands)
Revenue	$1,225,970	$1,087,152
Revenue ex-TAC	$1,042,831	$859,389
Loss from operations(1)	$(87,354)	$(167,214)
Adjusted EBITDA	$231,113	$147,072
Net income (loss) attributable to Yahoo! Inc.	$21,198	$(99,232)
Net cash (used in) provided by operating activities	$(2,960,939)	$365,768
Free cash flow(2)(3)	$(3,034,922)	$297,195

(1) Includes:
Stock-based compensation expense	$115,696	$108,407
Restructuring charges, net	$51,232	$57,230

(2)

During the three months ended March 31, 2015, we satisfied the $3.3 billion income tax liability related to the sale of Alibaba Group Holding Limited (“Alibaba Group”) American Depositary Shares (“ADSs”) in September 2014.

(3)	During the three months ended March 31, 2016, we received a $190 million cash tax refund associated with our claim to carry back 2015 losses and tax attributes to earlier taxable years.

Non-GAAP Financial Measures

Revenue ex-TAC. Revenue ex-TAC is a non-GAAP financial measure defined as GAAP revenue less TAC that has been recorded as a cost of revenue. TAC consists of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo Properties. TAC is recorded either as a reduction of revenue or as cost of revenue.

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure defined as net income (loss) attributable to Yahoo! Inc. before taxes, depreciation, amortization of intangible assets, stock-based compensation expense, other expense, net (which includes interest), earnings in equity interests, net income attributable to noncontrolling interests, and other gains, losses, and expenses that we do not believe are indicative of our ongoing results.

Free Cash Flow. Free cash flow is a non-GAAP financial measure defined as net cash (used in) provided by operating activities (adjusted to include excess tax benefits from stock-based awards), less acquisition of property and equipment, net (i.e., acquisition of property and equipment less proceeds received from disposition of property and equipment) and dividends received from equity investees.

For additional information about these non-GAAP financial measures, see “Non-GAAP Financial Measures” included in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Revenue ex-TAC (a Non-GAAP Financial Measure)

	Three Months Ended March 31,		2015-2016
	2015	2016	% Change

	(dollars in thousands)
Revenue	$1,225,970	$1,087,152	(11)%
Less: TAC	183,139	227,763	24%

Revenue ex-TAC	$1,042,831	$859,389	(18)%

For the three months ended March 31, 2016, revenue decreased $139 million, or 11 percent, and TAC increased $45 million, or 24 percent, compared to the same period of 2015. For the three months ended March 31, 2016, revenue ex-TAC decreased $183 million, or 18 percent, compared to the same period of 2015. The decrease in revenue for the three months ended March 31, 2016 was primarily due to the completion of recognition of deferred revenue under the Technology and Intellectual Property License Agreement

(the “TIPLA”) with Alibaba Group in which we recognized $69 million in the three months ended March 31, 2015, and a decline in search revenue driven by a decline in Yahoo search traffic. The increase in TAC for the three months ended March 31, 2016 was primarily driven by incremental TAC associated with the Gemini marketplace.

The decline in total revenue noted above included an $18 million decline in revenue year-over-year associated with the agreement we entered into with Mozilla Corporation (“Mozilla”) in November 2014 to compensate Mozilla for making us the default search provider on certain of Mozilla’s products in the United States. TAC associated with the Mozilla Agreement was flat year-over-year.

See “Results of Operations” for a more detailed discussion of the factors that contributed to the changes in revenue and TAC during this period.

Gemini is our unified marketplace for search and native advertising on Yahoo Properties and Affiliate sites. Gemini ads appear on search results pages in response to queries and also as native ads alongside display content. Advertisers place ads on the Gemini platform through our simple self-serve interface, as well as through Yahoo’s traditional sales force; we do not source Gemini ads from Microsoft or other third-party providers. Because we are the primary obligor to Gemini advertisers, we recognize Gemini revenue gross of the related TAC paid to Affiliates. In the first quarter of 2016, monetization improved on Gemini. However, we have transitioned advertiser volume to the Gemini marketplace at a slower rate than anticipated.

We expect 2016 revenue to be less than the amount reported in 2015 as a result of the completion of recognition of deferred revenue under the TIPLA with Alibaba Group, strategic product exits, declines in our legacy desktop display business and a decline in desktop search volume. We expect revenue growth from our Mavens offerings to partially offset this decline.

Mavens Revenue

One of our primary strategies is to invest in and grow our Mavens offerings. Revenue from our Mavens offerings is generated from, without duplication, (i) mobile (as defined below), (ii) video ads and video ad packages, (iii) native ads, and (iv) Tumblr and Polyvore ads and fees.

Mavens revenue for the three months ended March 31, 2016 increased 7 percent to $390 million, compared to $365 million for the three months ended March 31, 2015. The increase in Mavens revenue for the three months ended March 31, 2016 was primarily related to growth in native advertising on mobile devices. Our syndication (third-party, affiliate) business contributed significantly to this growth, making up approximately one third of total native advertising revenue.

We expect our Mavens revenue to increase in 2016 from the amount reported in 2015.

Mobile Revenue

With the significant platform shift to mobile devices, including smartphones and tablets, we continue to focus on mobile products and mobile ad formats. In the first quarter of 2016, we continued to refresh the user experience on mobile with the launch of the new Yahoo app. As of March 31, 2016, we had more than 600 million monthly mobile users (including mobile Tumblr users).

Mobile revenue is generated in connection with user activity on mobile devices, including smartphones and tablets (a “device-based” approach), regardless of whether the device is accessing a mobile-optimized service. Mobile revenue is primarily generated by search and display advertising. Mobile revenue also includes leads, listings and fees revenue and e-commerce revenue allocated to user activity on mobile devices. For additional information about how we generate and recognize mobile revenue, see “Key Metrics — Revenue — Mobile Revenue” included in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Mobile revenue for the three months ended March 31, 2016 increased 11 percent to $260 million, compared to $234 million for the three months ended March 31, 2015. The increase in mobile revenue for the three months ended March 31, 2016 was primarily attributable to growth in native advertising associated with an increase in volume from Affiliate sites.

We expect our mobile revenue to increase in 2016 from the amount reported in 2015.

Adjusted EBITDA (a Non-GAAP Financial Measure)

	Three Months Ended March 31,
	2015	2016
	(dollars in thousands)
Net income (loss) attributable to Yahoo! Inc.	$21,198	$(99,232)
Advisory fees	-	8,984
Depreciation and amortization	151,539	139,665
Stock-based compensation expense	115,696	108,407
Restructuring charges, net	51,232	57,230
Other expense, net	31,063	47,416
Benefit for income taxes	(40,900)	(34,766)
Earnings in equity interests	(99,690)	(81,574)
Net income attributable to noncontrolling interests	975	942

Adjusted EBITDA	$231,113	$147,072

Percentage of revenue ex-TAC(*)	22%	17%

(*)	Net income attributable to Yahoo! Inc. as a percentage of GAAP revenue for the three months ended March 31, 2015 and 2016 was 2 percent and (9) percent, respectively.

For the three months ended March 31, 2016, adjusted EBITDA decreased $84 million, or 36 percent, compared to the same period of 2015, mainly due to a decrease in revenue and an increase in TAC, which were partially offset by a decline in global operating costs.

Free Cash Flow (a Non-GAAP Financial Measure)

	Three Months Ended March 31,
	2015	2016
	(in thousands)
Net cash (used in) provided by operating activities	$(2,960,939)	$365,768
Acquisition of property and equipment, net	(111,453)	(76,099)
Excess tax benefits from stock-based awards	37,470	7,526

Free cash flow(*)	$(3,034,922)	$297,195

(*)	The three months ended March 31, 2016 includes a $190 million cash tax refund associated with our claim to carry back 2015 losses and tax attributes to earlier taxable years.

For the three months ended March 31, 2016, free cash flow increased $3.3 billion, compared to the same period of 2015, due to the satisfaction of the $3.3 billion income tax liability related to the sale of Alibaba Group ADSs in the first quarter of 2015 for which there were no similar transactions in 2016.

Recent Developments

On February 2, 2016, we announced a strategic plan to simplify Yahoo, narrowing our focus on areas of strength to fuel growth, drive revenue, and increase efficiency in 2016 and beyond. This plan includes simplifying our product portfolio, reducing costs and exploring divestiture of non-core assets.

In the first quarter of 2016, we began simplifying our product portfolio and exited Food, Health, Parenting, Makers, and Travel digital magazines, and focused on our core verticals (News, Sports, Finance and Lifestyle.) We are in the process of exiting Autos, Games, Real Estate and Smart TV. We made progress on our plans to close six offices and anticipate completing these office closures by the end of the third quarter of 2016.

Our Board has formed a Strategic Review Committee of independent directors to consider strategic alternatives for the Company, including a sale or reverse spin-off of our operating business and other strategic proposals. Since the launch of the process in February, management has worked diligently with the committee and its independent legal and financial advisors to engage with interested strategic and financial parties.

Significant Transactions

Search Agreement with Microsoft Corporation

The term of the Search and Advertising Services and Sales Agreement (“Search Agreement”) with Microsoft Corporation (“Microsoft”) is 10 years from its commencement date, February 23, 2010, subject to earlier termination as provided in the Search Agreement. Under the current terms of the Search Agreement, as amended on April 15, 2015 by the Eleventh Amendment to the Search Agreement (the “Eleventh Amendment”), we are entitled to receive a percentage of the revenue (the “Revenue Share Rate”) generated from Microsoft’s services on Yahoo Properties and on Affiliate sites equal to 93 percent. Microsoft receives its 7 percent revenue share before deduction of the Affiliate site’s share of revenue. The Affiliate site’s share of revenue is deducted from our 93 percent Revenue Share Rate. Pursuant to the Eleventh Amendment, commencing on May 1, 2015, we also agreed to request paid search results from Microsoft for 51 percent of our search queries originating from personal computers accessing Yahoo Properties and our Affiliate sites and will display only Microsoft’s paid search results on such search result pages.

Previously under the Search Agreement, Yahoo had sales exclusivity for both Yahoo’s and Microsoft’s premium advertisers. Pursuant to the Eleventh Amendment to the Search Agreement, this sales exclusivity terminated on July 1, 2015. Yahoo and Microsoft have been transitioning premium advertisers for Microsoft’s paid search services to Microsoft on a market-by-market basis. As of March 31, 2016, such transition was substantially complete for most markets in North America and Europe, and the parties are cooperating on transitioning the remaining markets.

Revenue under the Search Agreement represented approximately 39 percent and 29 percent of our revenue for the three months ended March 31, 2015 and 2016, respectively. The Eleventh Amendment gives Yahoo additional flexibility from which to source search results and advertisements. The decline in revenue from Microsoft year-over-year, as noted above, is due to the use of Google and Gemini and we expect this trend to continue.

See Note 17 — “Search Agreement with Microsoft Corporation” in the Notes to our condensed consolidated financial statements for additional information.

Results of Operations

	Three Months Ended March 31,
	2015	2016

	(dollars in thousands)
Total revenue	$1,225,970	$1,087,152
Total operating expenses(1)	1,313,324	1,254,366

Loss from operations	$(87,354)	$(167,214)

(1) Includes:
Stock-based compensation expense	$115,696	$108,407
Restructuring charges, net	$51,232	$57,230
Items as a percentage of revenue
Total revenue	100%	100%
Total operating expenses	107%	115%

Loss from operations	(7)%	(15)%

Includes:
Stock-based compensation expense	9%	10%

Revenue

We generate revenue principally from search and display advertising on Yahoo Properties and Affiliate sites, with the majority of our revenue coming from advertising on Yahoo Properties. Our margins on revenue from advertising on Yahoo Properties are higher than our margins on revenue from advertising on Affiliate sites, as we pay TAC to our Affiliates. Additionally, we generate revenue from other sources including listings-based services, e-commerce transactions, royalties, patent licenses, and consumer and business fee-based services. For additional information about how we generate and recognize revenue, see “Results of Operations — Revenue — Search Revenue, — Display Revenue, and —Other Revenue included in our Annual Report on Form 10-K for the year ended December 31, 2015, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In the three months ended March 31, 2016, we reclassified certain amounts from other revenue to either search or display revenue. To conform to the current presentation, we reclassified $10.4 million and $3.2 million to search and display revenue, respectively, previously included in other revenue for the three months ended March 31, 2015.

Search Revenue

The following table presents search revenue and that revenue as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2015	2016

Search
Yahoo Properties	$485,920	$399,307
Affiliate sites	56,172	92,574

Total search revenue	$542,092	$491,881

Search as a percentage of total revenue
Yahoo Properties	40%	37%
Affiliate sites	4%	8%

Total search revenue	44%	45%

Search revenue for the three months ended March 31, 2016 decreased $50 million, or 9 percent, compared to the same period of 2015, primarily attributable to a decline in revenue generated on Yahoo Properties in the Americas, EMEA and Asia Pacific segments of $76 million, $5 million and $6 million, respectively, due to a decline in traffic on Yahoo Properties, which resulted in less Paid Clicks. The decline in search revenue on Yahoo Properties was partially offset by an increase in Affiliate revenue in the Americas segment of $33 million, which was attributable to improved Price-per-Click (as defined below).

Display Revenue

The following table presents display revenue and that revenue as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2015	2016

Display
Yahoo Properties	$356,547	$327,140
Affiliate sites	110,391	135,879

Total display revenue	$466,938	$463,019

Display as a percentage of total revenue
Yahoo Properties	29%	30%
Affiliate sites	9%	13%

Total display revenue	38%	43%

We changed the account coding for certain transactions to properly reflect the allocation of display revenue between Yahoo Properties and Affiliate sites. Prior period amounts have been revised to conform to the current presentation, as follows: Yahoo Properties display revenue should have been $357 million, $363 million, $350 million and $421 million for the first, second, third and fourth quarters of 2015, respectively. Affiliate display revenue should have been $110 million, $140 million, $162 million, and $183 million for the first, second, third and fourth quarters of 2015, respectively.

Display revenue for the three months ended March 31, 2016 decreased $4 million, or 1 percent, compared to the same period of 2015, driven by a shift in mix of advertising revenue from Yahoo Properties to Affiliate sites. Included in the total decline in display revenue are declines on Yahoo Properties in the Americas, EMEA and Asia Pacific segments of $8 million, $5 million and $16 million, respectively, partially offset by increases in Affiliate revenue in the Americas, EMEA and Asia Pacific segments of $7 million, $6 million and $12 million, respectively.

The total decrease in display revenue for the three months ended March 31, 2016 described above included the impact of unfavorable foreign exchange fluctuations of $10 million using the foreign currency exchange rates from the three months ended March 31, 2015.

Other Revenue

The following table presents other revenue and that revenue as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2015	2016

Other revenue	$216,940	$132,253
Other revenue as a percentage of total revenue	18%	12%

Other revenue for the three months ended March 31, 2016 decreased $85 million, or 39 percent, compared to the same period of 2015, attributable to a decline in fees and listings-based revenue of $75 million and $10 million, respectively. The decline in fees revenue was primarily due to the completion of recognition of deferred revenue under the TIPLA with Alibaba Group in which we recognized $69 million in the three months ended March 31, 2015.

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

“Ads Sold” consist of display ad impressions for paying advertisers on Yahoo Properties and Affiliate sites. “Price-per-Ad” is defined as display revenue from Yahoo Properties and Affiliate sites divided by our total number of Ads Sold. Our price and volume metrics for display are based on display revenue which we report on a gross basis (before TAC), and include data for graphical, sponsorship, and native ad units on Yahoo Properties and Affiliate sites.

We periodically review, refine and update our methodologies for monitoring, gathering, and counting number of Paid Clicks and Ads Sold and for calculating search click-driven revenue, Price-per-Click, and Price-per-Ad. Prior period amounts have been updated to conform to the current presentation.

Search Metrics

For the three months ended March 31, 2016, Paid Clicks decreased 21 percent and Price-per-Click increased 7 percent, compared to the same period of 2015. The decrease in Paid Clicks for the three months ended March 31, 2016 was primarily attributable to a decline in Paid Clicks from Affiliate and Yahoo traffic. The increase in Price-per-Click for three months ended March 31, 2016 was attributable to a mix shift toward Yahoo Properties and higher monetizing Affiliate clicks, which resulted from a significant reduction in lower monetizing Affiliate clicks. Search click-driven revenue declined 15 percent for the three months ended March 31, 2016, as compared to the same period of 2015, driven by the decline in traffic on Yahoo Properties.

Display Metrics

For the three months ended March 31, 2016, the number of Ads Sold increased 8 percent and Price-per-Ad decreased 6 percent, compared to the same period of 2015. The increase in Ads Sold for the three months ended March 31, 2016 was attributable to an increase in native ad units sold which was partially offset by a continued decline in premium ad units sold. The increase in native ad units sold was primarily attributable to growth internationally and growth in our syndication business. Native ad units represented approximately 47 percent of total Ads Sold for the three months ended March 31, 2016, as compared to 39 percent of total Ads Sold for the three months ended March 31, 2015. The decrease in Price-per-Ad was due to a decline in pricing of native advertising on Yahoo Properties associated with a higher mix from mobile and a decline in pricing of video advertising on Affiliate sites. This decline was partially offset by an increase in pricing of native and audience advertising on Affiliate sites.

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

The following table presents cost of revenue — TAC and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2015	2016

Cost of revenue — TAC	$183,139	$227,763
Cost of revenue — TAC as a percentage of revenue	15%	21%

TAC for the three months ended March 31, 2016 increased $45 million, or 24 percent, compared to the same period of 2015, primarily due to incremental TAC associated with the Gemini marketplace.

Cost of Revenue — Other

Cost of revenue — other consists of bandwidth costs, stock-based compensation, content and other expenses associated with the production and usage of Yahoo Properties, including content expense and amortization of developed technology and patents. Cost of revenue — other also includes costs for Yahoo’s technology platforms and infrastructure, including depreciation expense and other operating costs, directly related to revenue generating activities.

The following table presents cost of revenue — other and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2015	2016

Cost of revenue — other	$285,263	$282,587
Cost of revenue — other as a percentage of revenue	23%	26%

Cost of revenue — other decreased $3 million, or 1 percent, for the three months ended March 31, 2016 compared to the same period of 2015, primarily due to a decline in content expense of $7 million, compensation costs of $7 million and credit card costs of $5 million.

These declines were partially offset by higher cost of revenue of $12 million related to algorithmic serving costs and incremental BrightRoll video advertising fees, as well as an increase in depreciation and amortization expense of $5 million.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses (including stock-based compensation expense), sales commissions, and travel costs.

The following table presents sales and marketing expenses and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2015	2016

Sales and marketing expenses	$275,357	$236,033
Sales and marketing expenses as a percentage of revenue	22%	22%

Sales and marketing expenses for the three months ended March 31, 2016 decreased $39 million, or 14 percent, compared to the same period of 2015, primarily due to declines in compensation costs of $25 million, stock-based compensation expense of $5 million, and marketing and public relations expense of $4 million. The decline in compensation costs was primarily attributable to a 22 percent decrease in headcount year-over-year.

Product Development

Product development expenses consist primarily of compensation-related expenses (including stock-based compensation expense) incurred for the development of, enhancements to and maintenance of Yahoo Properties, research and development, and Yahoo’s technology platforms and infrastructure. Depreciation expense and other operating costs are also included in product development.

The following table presents product development expenses and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2015	2016

Product development expenses	$326,747	$278,029
Product development expenses as a percentage of revenue	27%	26%

Product development expenses for the three months ended March 31, 2016 decreased $49 million, or 15 percent, compared to the same period of 2015, primarily attributable to a decline in compensation costs of $33 million, depreciation and amortization expense of $15 million, and facilities and equipment expense of $6 million. The decline in compensation costs is primarily attributable to a 20 percent decline in headcount year-over-year.

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses (including stock-based compensation expense) related to other corporate departments and fees for professional services.

The following table presents general and administrative expenses and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2015	2016

General and administrative expenses	$173,513	$155,451
General and administrative expenses as a percentage of revenue	14%	14%

General and administrative expenses for the three months ended March 31, 2016 decreased $18 million, or 10 percent, compared to the same period of 2015, attributable to declines in compensation costs of $10 million, facilities and equipment expense of $5 million, travel and entertainment expense of $4 million, and stock-based compensation expense of $4 million, partially offset by an increase in outside service provider expense of $5 million. The decline in compensation costs was primarily attributable to an 18 percent decline in headcount year-over-year.

Amortization of Intangibles

We have purchased, and may continue purchasing, assets and/or businesses, which may include the purchase of intangible assets. Intangible assets include customer, affiliate, and advertiser-related relationships and tradenames, trademarks and domain names. Amortization of developed technology and patents is included in the cost of revenue — other and not in amortization of intangibles.

The following table presents amortization of intangibles and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2015	2016

Amortization of intangibles	$20,073	$18,773
Amortization of intangibles as a percentage of revenue	2%	2%

Amortization of intangibles for the three months ended March 31, 2016 decreased $1 million, or 6 percent, compared to the same period of 2015, driven by a decline in expense for fully amortized assets.

Gain on Sale of Patents

The following table presents gain on sale of patents and those gains as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2015	2016

Gain on sale of patents	$(2,000)	$(1,500)
Gain on sale of patents as a percentage of revenue	0%	0%

During the three months ended March 31, 2015 and 2016, we sold certain patents and recorded gains on sale of patents described above.

Restructuring Charges, Net

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended March 31,
	2015	2016
Employee severance pay and related costs	$44,000	$44,796
Non-cancelable lease, contract termination, and other charges	8,617	5,904
Reversals of previous charges	(3,231)	(1,206)
Non-cash accelerations of stock-based compensation expense	2,705	7,374
Other non-cash (credits) charges, net	(859)	362

Restructuring charges, net	$51,232	$57,230

We have implemented multiple restructuring plans to reduce our cost structure, align resources with our product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers. For the three months ended March 31, 2016, we recorded expense of $48 million, $7 million, and $2 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the three months ended March 31, 2015, we recorded expense of $41 million, $7 million, and $3 million related to Americas, EMEA, and Asia Pacific segments, respectively.

The amounts recorded during the three months ended March 31, 2016 were primarily related to our announced plans in February 2016 to reduce our workforce by approximately 15 percent by the end of 2016 and exit six offices in Dubai, Mexico City, Buenos Aires, Madrid, Milan and Burbank, California, subject to applicable laws and consultation processes, as a part of the strategic plan to simplify our product portfolio. During the three months ended March 31, 2016, in connection with this action, we incurred pre-tax cash charges of $44 million for severance pay expenses and related cash expenditures, pre-tax cash charges of $3 million related to the consolidation and exit of facilities related to non-cancelable lease costs and other related costs, pre-tax non-cash charges of $7 million related to stock-based compensation expense and less than $1 million related to impairment costs. We estimate that we will incur a total of $64 million to $78 million in pre-tax charges in connection with the planned action.

The amounts recorded during the three months ended March 31, 2015 were primarily related to severance and other related costs pursuant to a restructuring plan that we initiated in 2015.

The $85 million restructuring liability as of March 31, 2016 consisted of $38 million for employee severance pay expenses, which we expect to pay out by the end of the second quarter of 2017, and $47 million relating to non-cancelable lease costs, which we expect to pay over the terms of the related obligations through the fourth quarter of 2025, less estimated sublease income.

See Note 14 — “Restructuring Charges, Net” in the Notes to our condensed consolidated financial statements for additional information.

Other Expense, Net

Other expense, net was as follows (in thousands):

	Three Months Ended March 31,
	2015	2016

Interest, dividend and investment income	$8,845	$11,482
Interest expense	(17,570)	(18,393)
Loss on Hortonworks warrants	(11,909)	(39,150)
Foreign exchange losses	(11,341)	(2,138)
Other	912	783

Total other expense, net	$(31,063)	$(47,416)

Interest, dividend and investment income increased $3 million primarily due to an increase in interest income.

Interest expense increased $1 million for the three months ended March 31, 2016, compared to the same period of 2015. Interest expense is primarily related to the accreted non-cash interest expense related to the 0.00% Convertible Senior Notes due 2018 (“Notes”) we issued in November 2013.

During the three months ended March 31, 2016, we recorded a loss of $39 million due to the decline in fair value of the Hortonworks warrants.

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

We recorded income tax benefits of $41 million and $35 million for the three months ended March 31, 2015 and 2016, respectively. The income tax benefits for both periods were primarily due to our loss before income taxes and earnings in equity interests. Our relatively lower tax benefit for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, is primarily due to our limited ability to use foreign tax credits in the current year.

As of March 31, 2016, we do not anticipate repatriating our undistributed foreign earnings of approximately $3.4 billion. Those earnings are principally related to our equity method investment in Yahoo Japan. If those earnings were to be repatriated in the future, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

In the first quarter of 2016, we received a cash tax refund of $190 million associated with our claim to carry back 2015 losses and tax attributes to earlier taxable years.

Our gross amount of unrecognized tax benefits as of March 31, 2016 was $1.1 billion, of which $1.0 billion is recorded on our condensed consolidated balance sheets. The gross unrecognized tax benefits as of March 31, 2016 decreased by $4 million from the recorded balance as of December 31, 2015. The majority of the decrease related to audit settlements in different tax jurisdictions.

We are in various stages of examination and appeal in connection with our taxes both in the United States and in foreign jurisdictions. Those audits generally span tax years 2005 through 2014. As of March 31, 2016, our 2011 through 2013 U.S. federal income tax returns are currently under examination. We have appealed the proposed California Franchise Tax Board’s adjustments to the 2005 through 2008 returns, but no conclusions have been reached to date. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions are expected to be resolved in the foreseeable future. We believe that we have adequately provided for any reasonably foreseeable adverse adjustment to our tax returns and that any settlement will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. It is reasonably possible that our unrecognized tax benefits could be reduced by up to approximately $134 million in the next twelve months.

In the first quarter of 2015, we satisfied the $3.3 billion income tax liability related to the sale by Yahoo! Hong Kong Holdings Limited, our wholly-owned subsidiary, of Alibaba Group ADSs in the Alibaba Group IPO on September 24, 2014. As of March 31, 2016, we accrued deferred tax liabilities of $12.3 billion associated with the Alibaba Group shares that we retained. Such deferred tax liabilities will be subject to periodic adjustments due to changes in the fair value of the Alibaba Group shares.

We may have additional tax liabilities in China related to the sale to Alibaba Group of 523 million Alibaba Group shares that took place during the year ended December 31, 2012 and related to the sale of 140 million Alibaba Group ADSs sold in the Alibaba Group IPO that took place during the year ended December 31, 2014. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the United States through the use of foreign tax credits.

Tax authorities from the Brazilian State of Sao Paulo have assessed certain indirect taxes against our Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment is for calendar years 2008 through 2011 and, translated into U.S. dollars as of March 31, 2016, totals approximately $98 million. We currently believe the assessment is without merit. We believe the risk of loss is remote and have not recorded an accrual for the assessment.

Earnings in Equity Interests

We record our share of the results of earnings in equity interests, including tax impacts, one quarter in arrears, within earnings in equity interests in the condensed consolidated statements of operations.

The following table presents earnings in equity interests for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2016

Earnings in equity interests	$99,690	$81,574

Earnings in equity interests decreased $18 million for three months ended March 31, 2016, compared to the same period of 2015. See Note 8 — “Investments in Equity Interests Accounted for Using the Equity Method of Accounting” in the Notes to our condensed consolidated financial statements for additional information.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our condensed consolidated financial statements. Noncontrolling interests recorded in the three months ended March 31, 2015 and 2016 were related to the Yahoo!7 venture in Australia and New Zealand.

Segment Reporting

We continue to manage our business geographically. The primary areas of measurement and decision-making are currently the Americas, EMEA, and Asia Pacific. Management relies on an internal reporting process that provides revenue, revenue ex-TAC, direct costs excluding TAC by segment, and consolidated loss from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, our segments.

	Three Months Ended
	March 31,		2015-2016
	2015	2016	% Change

	(dollars in thousands)
Revenue by segment:
Americas	$984,721	$861,539	(13)%
EMEA	81,086	76,923	(5)%
Asia Pacific	160,163	148,690	(7)%

Total revenue	$1,225,970	$1,087,152	(11)%

TAC by segment:
Americas	$166,655	$204,871	23%
EMEA	11,704	12,509	7%
Asia Pacific	4,780	10,383	117%

Total TAC	$183,139	$227,763	24%

Revenue ex-TAC by segment:
Americas	$818,066	$656,668	(20)%
EMEA	69,382	64,414	(7)%
Asia Pacific	155,383	138,307	(11)%

Total revenue ex-TAC	1,042,831	859,389	(18)%

Direct costs by segment(1):
Americas	69,274	81,133	17%
EMEA	20,184	20,609	2%
Asia Pacific	50,732	45,079	(11)%
Global operating costs(2)	673,528	575,980	(14)%
Gain on sale of patents	(2,000)	(1,500)	(25)%
Depreciation and amortization	151,539	139,665	(8)%
Stock-based compensation expense	115,696	108,407	(6)%
Restructuring charges, net	51,232	57,230	12%

Loss from operations	$(87,354)	$(167,214)	91%

(1)	Direct costs for each segment include costs associated with the local sales teams and other cost of revenue.

(2)

Global operating costs include product development, marketing, real estate workplace, general and administrative, and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment.

Revenue and Revenue ex-TAC by Segment

Americas

Americas revenue for the three months ended March 31, 2016 decreased $123 million, or 13 percent, compared to the same period of 2015. The decline in Americas revenue for the three months ended March 31, 2016 was primarily attributable to declines in other revenue and search revenue of $79 million and $43 million, respectively. The decline in Americas other revenue was primarily due to the completion of recognition of deferred revenue under the TIPLA with Alibaba Group in which we recognized $69 million in the three months ended March 31, 2015. The decline in Americas search revenue was attributable to a decline in click volume on Yahoo Properties and Affiliate sites, partially offset by improved Affiliate Price-per-Click. While relatively flat in total, display revenue was impacted by an $8 million decline in revenue generated on Yahoo Properties offset by a

$7 million increase in revenue from Affiliate sites. The decline in display revenue on Yahoo Properties in the Americas segment was attributable to a decline in premium and native advertising offset by an increase in audience advertising. The increase in Affiliate revenue in the Americas segment was attributable to an increase in native advertising, partially offset by declines in video and audience advertising.

Revenue in the Americas accounted for approximately 79 percent of total revenue for the three months ended March 31, 2016 compared to 80 percent for the three months ended March 31, 2015.

Americas revenue ex-TAC for the three months ended March 31, 2016 decreased $161 million, or 20 percent, compared to the same period of 2015, due to an increase in TAC and a decrease in revenue as discussed above. TAC in the Americas segment increased $38 million for the three months ended March 31, 2016 due to incremental TAC associated with the Gemini marketplace.

Revenue ex-TAC in the Americas accounted for approximately 76 percent of total revenue ex-TAC for the three months ended March 31, 2016 compared to 78 percent for the three months ended March 31, 2015.

EMEA

EMEA revenue for the three months ended March 31, 2016 decreased $4 million, or 5 percent, compared to the same period of 2015, primarily due to unfavorable foreign exchange fluctuations of $5 million for the three months ended March 31, 2016, using the foreign currency exchange rates from the three months ended March 31, 2015. Excluding the impact of foreign exchange, display revenue in the EMEA segment increased $5 million and search and other revenue declined $2 million each. The increase in EMEA display revenue was primarily attributable to growth in native advertising.

Revenue in EMEA accounted for approximately 7 percent of total revenue for both the three months ended March 31, 2016 and 2015.

EMEA revenue ex-TAC for the three months ended March 31, 2016 decreased $5 million, or 7 percent, compared to the same period of 2015, primarily due to a slight increase in display TAC and a decrease in revenue as discussed above.

Revenue ex-TAC in EMEA accounted for approximately 7 percent of total revenue ex-TAC for both the three months ended March 31, 2016 and 2015.

Asia Pacific

Asia Pacific revenue for the three months ended March 31, 2016 decreased $11 million, or 7 percent, compared to the same period of 2015, primarily due to unfavorable foreign exchange fluctuations of $7 million for the three months ended March 31, 2016, using the foreign currency exchange rates from the three months ended March 31, 2015. In addition to unfavorable foreign exchange fluctuations, the decline in Asia Pacific revenue for the three months ended March 31, 2016 was driven primarily by a decrease in search, display and other revenue of $2 million, $1 million and $1 million, respectively.

Revenue in Asia Pacific accounted for approximately 14 percent of total revenue for the three months ended March 31, 2016, compared to 13 percent for the three months ended March 31, 2015.

Asia Pacific revenue ex-TAC for the three months ended March 31, 2016 decreased $17 million, or 11 percent, compared to the same period of 2015, primarily due to an increase in display TAC of $6 million and a decrease in revenue as discussed above.

Revenue ex-TAC in Asia Pacific accounted for approximately 16 percent of total revenue ex-TAC for the three months ended March 31, 2016 compared to 15 percent for the three months ended March 31, 2015.

Direct Costs by Segment

Americas

For the three months ended March 31, 2016, direct costs attributable to the Americas segment increased $12 million, or 17 percent, compared to the same period of 2015, primarily due to an increase in compensation costs of $10 million and marketing and public relations expense of $3 million.

Direct costs attributable to the Americas segment represented approximately 12 percent of Americas revenue ex-TAC for the three months ended March 31, 2016 compared to 8 percent for the three months ended March 31, 2015.

EMEA

For the three months ended March 31, 2016, direct costs attributable to the EMEA segment were approximately flat, compared to the same period of 2015 due to lower compensation costs offset by higher marketing and public relations expense.

Direct costs attributable to the EMEA segment represented approximately 32 percent of EMEA revenue ex-TAC for the three months ended March 31, 2016 compared to 29 percent for the three months ended March 31, 2015.

Asia Pacific

For the three months ended March 31, 2016, direct costs attributable to the Asia Pacific segment decreased $6 million, or 11 percent, compared to the same period of 2015, primarily attributable to a decrease in compensation costs and marketing and public relations expense.

Direct costs attributable to the Asia Pacific segment represented approximately 33 percent of Asia Pacific revenue ex-TAC for both the three months ended March 31, 2016 and 2015.

Liquidity and Capital Resources

	December 31, 2015	March 31, 2016

	(dollars in thousands)
Cash and cash equivalents	$1,631,911	$1,479,604
Short-term marketable securities	4,225,112	4,497,046
Long-term marketable securities	975,961	1,153,846

Total cash, cash equivalents, and marketable securities	$6,832,984	$7,130,496

Percentage of total assets	15%	16%

	Three Months Ended March 31,
Cash Flow Highlights	2015	2016

	(in thousands)
Net cash (used in) provided by operating activities	$(2,960,939)	$365,768
Net cash provided by (used in) investing activities	$1,721,053	$(496,936)
Net cash used in financing activities	$(232,111)	$(33,496)

In the first quarter of 2016, our operating activities generated adequate cash to meet our operating needs. Our operating activities for the three months ended March 31, 2015 did not generate positive cash flow as we satisfied the $3.3 billion income tax liability related to the sale of Alibaba Group ADSs in September 2014.

As of March 31, 2016, we had cash, cash equivalents, and marketable securities (excluding Alibaba Group and Hortonworks equity securities) totaling $7.1 billion compared to $6.8 billion at December 31, 2015. In the first quarter of 2016, we received a cash tax refund of $190 million associated with our claim to carry back 2015 losses and tax attributes to earlier taxable years.

Our foreign subsidiaries held $448 million of our total $7.1 billion of cash and cash equivalents and marketable securities (excluding Alibaba Group and Hortonworks equity securities) as of March 31, 2016. The cumulative earnings remaining in our consolidated foreign subsidiaries, if repatriated to the United States, under current law, would be subject to U.S. income taxes with an adjustment for foreign tax credits. As of March 31, 2016, we do not anticipate repatriating our undistributed foreign earnings of approximately $3.4 billion. Those earnings are principally related to our equity method investment in Yahoo Japan. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

We have a credit agreement with Citibank, N.A., as Administrative Agent (as amended, the “Credit Agreement”) that provides for a $750 million unsecured revolving credit facility, subject to increase by up to $250 million in accordance with its terms. The Credit Agreement is scheduled to terminate on July 22, 2016, unless extended by the parties. As of March 31, 2016, we were in compliance with the financial covenants in the Credit Agreement and no amounts were outstanding.

We currently hedge a portion of our net investment in Yahoo Japan with forward and option contracts to reduce the risk that our investment in Yahoo Japan will be adversely affected by foreign currency translation exchange rate fluctuations. The forward contracts are required to be settled in cash and the amount of cash payment we receive or could be required to pay upon settlement could be material. The amount of cash paid or received on the option contracts would only be required if the exchange rate at maturity is outside a predetermined range.

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

Cash Flow Changes

Net cash (used in) provided by operating activities. Cash flows from operating activities for the three months ended March 31, 2016 were driven by a net source of cash from working capital of $274 million (which included a $190 million cash tax refund) and non-cash adjustments of $272 million, reduced by a net loss of $98 million and earnings in equity interests of $82 million.

For the three months ended March 31, 2015, cash flows from operating activities were reduced by changes in working capital of $3,225 million (which included the reduction of the income tax liability related to the sale of Alibaba Group shares in September 2014) and earnings in equity interests of $100 million offset by net income of $22 million and non-cash adjustments of $342 million.

Net cash provided by (used in) investing activities. In the three months ended March 31, 2016, the $497 million used in investing activities was due to purchases of marketable securities, net of sales and maturities, of $454 million, $76 million used for capital expenditures, net, and $2 million in purchases of intangibles and other investing activities, partially offset by $33 million in net proceeds from settlement of derivative hedge contracts, and $2 million in proceeds from the sale of patents.

In the three months ended March 31, 2015, the $1,721 million provided by investing activities was due to proceeds from sales and maturities of marketable securities, net of purchases, of $1,819 million, $20 million proceeds from the sale of patents, and $17 million in net proceeds from settlement of derivative hedge contracts, partially offset by $111 million used for capital expenditures, net, and $23 million used for acquisitions.

Net cash used in financing activities. In the three months ended March 31, 2016, the $33 million used in financing activities was due to $46 million used for tax withholding payments related to net share settlements of restricted stock units and other activities. This was partially offset by $5 million in cash proceeds received from employee stock option exercises, and an excess tax benefit from stock-based awards of $8 million.

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

Stock Repurchases

During the three months ended March 31, 2016, we did not repurchase any shares of our common stock. The following table provides the remaining authorization and repurchases by program:

	November 2013 Program	March 2015 Program	Total

	(in millions)
January 1, 2016	$726	$2,000	$2,726
Total repurchases in the first quarter	—	—	—

March 31, 2016	$726	$2,000	$2,726

Capital Expenditures, Net

Capital expenditures, net are generally comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, real estate, and capitalized software and labor for internal use software projects.

Capital expenditures, net, were $76 million for the three months ended March 31, 2016 compared to $111 million in the same period of 2015. The $35 million decrease in capital expenditures was a result of the completion of certain Company initiatives, facilities expansions and improvements in 2015.

We expect capital expenditures to be up to $450 million for the year ending December 31, 2016 and will be funded by our cash flows from operating activities.

Contractual Obligations and Commitments

The following table presents certain payments due under contractual obligations with minimum commitments as of March 31, 2016 (in millions):

	Payments Due by Period
	Total	Due in 2016	Due in 2017-2018	Due in 2019-2020	Thereafter

Convertible notes(1)	$1,438	$-	$1,438	$-	$-
Note payable obligations	55	3	10	10	32
Operating lease obligations(2) (3) (4)	434	90	155	85	104
Construction liabilities(4)	20	1	4	4	11
Capital lease obligations	35	11	19	5	-
Affiliate commitments(5)	1,438	282	750	406	-
Non-cancelable obligations(6)	159	77	62	10	10
Intellectual property rights(7)	13	4	5	2	2
Uncertain tax positions, including interest and penalties(8)	1,166	2	-	-	1,164

Total contractual obligations	$4,758	$470	$2,443	$522	$1,323

(1)

During the year ended December 31, 2013, we completed an offering of the Notes, which are due in 2018. The amount above represents the principal balance to be repaid. See Note 11—“Convertible Notes” in the Notes to our condensed consolidated financial statements for additional information.

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

(4)

In December 2014, the Company entered into a 10-year lease agreement for three buildings in Los Angeles, California. As of March 31, 2016, the total expected minimum operating lease commitment is $39 million for two buildings and $20 million in construction liabilities for one building which is accounted for as a build-to-suit lease. The Company has the option to renew the lease for two consecutive renewal terms of either five years or seven years each.

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

(8)

As of March 31, 2016, unrecognized tax benefits and potential interest and penalties resulted in accrued liabilities of $1,166 million, classified as other accrued expenses and current liabilities and deferred and other long-term tax liabilities, net on our condensed consolidated balance sheets. As of March 31, 2016, the settlement period for the $1,164 million income tax liabilities cannot be determined. See Note 15 — “Income Taxes” in the Notes to our condensed consolidated financial statements for additional information.

Standby Letters of Credit. As of March 31, 2016, we had outstanding potential obligations relating to standby letters of credit of $40 million. Standby letters of credit are financial guarantees provided by third parties for ongoing operating liabilities such as leases, utility bills, taxes, and insurance. If any letter of credit is drawn upon by a beneficiary, we are obligated to reimburse the provider of the guarantee. The standby letters of credit generally renew annually.

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

As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had such relationships. In addition, we identified no variable interests currently held in entities for which we are the primary beneficiary. In addition, as of March 31, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates impacts our costs associated with hedging, and primarily relates to our cash and marketable securities portfolio. We invest excess cash in money market funds, time deposits, and liquid debt instruments of the U.S. and foreign governments and their agencies, and high-credit corporate issuers which are classified as marketable securities and cash equivalents.

In November 2013, we issued $1.4375 billion of the Notes. We carry the Notes at face value less unamortized discount on our condensed consolidated balance sheets. The fair value of the Notes fluctuates from changes in interest rates, credit spreads, and time to maturity.

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates or changes in credit quality. A hypothetical 100 basis point increase in interest rates would result in a $28 million and $30 million decrease in the fair value of our available-for-sale debt securities as of December 31, 2015 and March 31, 2016, respectively.

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

We had net realized and unrealized foreign currency transaction losses of $11 million and $2 million for the three months ended March 31, 2015 and 2016, respectively, which include the impact of balance sheet hedging and remeasurements of foreign denominated monetary assets and liabilities on our consolidated balance sheets.

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

A Value-at-Risk (“VaR”) sensitivity analysis was performed on all of our foreign currency derivative positions to assess the potential impact of fluctuations in exchange rates. The VaR model uses a Monte Carlo simulation to generate thousands of random price paths assuming normal market conditions. The VaR is the maximum expected one day loss in fair value, for a given statistical confidence level, to our foreign currency derivative positions due to adverse movements in rates. The VaR model is used as a risk management tool and is not intended to represent either actual or forecasted losses. Based on the results of the model using a 99 percent confidence interval, we estimate the maximum one-day loss in the net investment hedge portfolio was $54 million and $45 million, respectively, at March 31, 2016 and December 31, 2015. The maximum one-day loss in the cash flow hedge portfolio was $5 million and $3 million, respectively, at March 31, 2016 and December 31, 2015. The maximum one-day loss in the balance sheet hedge portfolio was $5 million and $11 million, respectively, at March 31, 2016 and December 31, 2015. Actual future gains and losses associated with our derivative positions may differ materially from the sensitivity analysis performed as of March 31, 2016 due to the inherent limitations associated with predicting the timing and amount of changes in foreign currency exchange rates and our actual exposures and positions. In addition, the VaR sensitivity analysis may not reflect the complex market reactions that may arise from the market shifts modeled within this VaR sensitivity analysis.

Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, Taiwan dollars, and Singapore dollars. The statements of operations of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three months ended March 31, 2015, revenue ex-TAC for the Americas segment for the three months ended March 31, 2016 would have been higher than we reported by $4 million; revenue ex-TAC for the EMEA segment would have been higher than we reported by $4 million; and revenue ex-TAC for the Asia Pacific segment would have been higher than we reported by $6 million. Using the foreign currency exchange rates from the three months ended March 31, 2015, direct costs for the Americas segment for the three months ended March 31, 2016 would have been higher than we reported by $2 million; direct costs for the EMEA segment would have been higher than we reported by $1 million; and direct costs for the Asia Pacific segment would have been higher than we reported by $3 million.

Investment Exposure

We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable securities and equity instruments of public and private companies. As of the date of the Alibaba Group IPO, we no longer account for our remaining investment in Alibaba Group using the equity method and no longer record our proportionate share of Alibaba Group’s financial results in the consolidated financial statements. Instead, we now reflect our remaining investment in Alibaba Group as an available-for-sale equity security on the consolidated balance sheet and adjust the investment to fair value each quarterly reporting period with changes in fair value recorded within other comprehensive loss, net of tax. The change in the classification of our investment in Alibaba Group from an equity method investment to an available-for-sale equity marketable security exposes our investment portfolio to increased equity price risk. The fair value of the equity investment in Alibaba Group will vary over time and is subject to a variety of market risks including: company performance, macro-economic, regulatory, industry, and systemic risks of the equity markets overall.

The objective of our corporate investment policy is to preserve capital and meet liquidity requirements, and provide a reasonable rate of return. A large portion of our cash is managed by external managers according to the guidelines of our corporate investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of December 31, 2015, net unrealized losses on these investments were $5 million. As of March 31, 2016, net unrealized gains on these investments were $3 million.

A sensitivity analysis was performed on our marketable equity security portfolio to assess the potential impact of fluctuations in stock price. Hypothetical declines in stock price of ten percent, twenty percent, and thirty percent were selected based on potential near-term changes in the stock price that could have an adverse effect on our marketable equity security portfolio. As of March 31, 2016 and December 31, 2015, the fair value of our marketable equity security portfolio was approximately $30 billion and $31 billion, respectively. As of March 31, 2016, declines in stock prices of ten percent, twenty percent and thirty percent would have resulted in a $3 billion, $6 billion and $9 billion decline, respectively, in the total value of our marketable equity security portfolio.

We performed a separate sensitivity analysis on our Hortonworks warrants for which we estimate fair value using the Black-Scholes model. We have held all other inputs constant and determined the impact of hypothetical declines in stock price of ten percent, twenty percent, and thirty percent, based on potential near-term changes in the stock price that could have an adverse effect on the fair value of the warrants and result in a loss recorded to the consolidated statements of operations. As of March 31, 2016 and December 31, 2015, the fair value of the Hortonworks warrants was approximately $40 million and $79 million, respectively. As of March 31, 2016, declines in stock prices of ten percent, twenty percent and thirty percent would have resulted in a $4 million, $8 million and $12 million decline, respectively, in the total value of the Hortonworks warrants.

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

Item 1A. Risk Factors

We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on February 29, 2016 (“2015 Annual Report”), as set forth below. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in our 2015 Annual Report.

We face significant competition for users, advertisers, publishers, developers, and distributors.

We face significant competition from online search engines, sites offering integrated internet products and services, social media and networking sites, e-commerce sites, companies providing analytics, monetization and marketing tools for mobile and desktop developers, and digital, broadcast and print media. In a number of international markets, especially those in Asia, Europe, the Middle East and Latin America, we face substantial competition from local Internet service providers and other entities that offer search, communications, and other commercial services.

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

For the three months ended March 31, 2016, 88 percent of our total revenue came from search and display advertising. Our ability to retain and grow search and display revenue depends upon:

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

In parallel with executing our strategic plan, we are exploring strategic alternatives, including a sale or reverse spin-off of our operating business and other strategic proposals. Our Board has formed a Strategic Review Committee of independent directors to lead this process. There can be no assurance that any transaction will be consummated, and the process of exploring strategic alternatives will involve the dedication of significant resources and the incurrence of significant costs and expenses. In addition, speculation and uncertainty regarding our exploration of strategic alternatives may cause or result in:

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

Under our Search Agreement with Microsoft, Microsoft was the exclusive provider of algorithmic and paid search services for Yahoo Properties and Affiliate sites on personal computers and the non-exclusive provider of such services on mobile devices. As of April 15, 2015, Microsoft became the non-exclusive provider of such services on all devices. Commencing on May 1, 2015, the Company is required to request paid search results from Microsoft for 51 percent of its search queries originating from personal computers accessing Yahoo Properties and its Affiliate sites (the “Volume Commitment”) and will display only Microsoft’s paid search results on such search result pages. Approximately 29 percent and 35 percent of our revenue for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, were attributable to the Search Agreement. Our business and operating results would be adversely affected by a significant decline in or loss of this revenue if we are not able to successfully replace this revenue with revenue from search results displayed through our Yahoo Gemini platform or our Services Agreement with Google.

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

Under our Services Agreement with Google, Google will provide us with search advertisements through Google’s AdSense for Search service, web algorithmic search services through Google’s Websearch Service, and image search services. We entered into the Services Agreement with Google in the fourth quarter of 2015. We expect that our revenues under the Services Agreement with Google will increase in 2016. In addition, if Microsoft were to terminate its Search Agreement with us, we would be required to rely on the Services Agreement and our Yahoo Gemini platform to replace the search revenue we currently receive under the Search Agreement.

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

The European Court of Justice’s recent invalidation of the European Commission’s 2000 Safe Harbor Decision has created uncertainty around certain international transfers of data from the European Union to the United States. A preliminary agreement has been reached between the U.S. and European Union governments to allow for certainty regarding transfers of data. However, given the preliminary nature of the agreement, some uncertainty remains, and compliance obligations could cause us to incur additional costs, require us to change business practices in a manner adverse to our business, or affect the manner in which we provide our services.

The interpretation and application of privacy, data protection, data transfer and data retention laws and regulations are often uncertain and in flux in the United States and internationally. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices, complicating long-range business planning decisions. If privacy, data protection, data transfer or data retention laws are interpreted and applied in a manner that is inconsistent with our current policies and practices we may be fined or ordered to change our business practices in a manner that adversely impacts our operating results. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results.

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

Our business is dependent on our ability to recruit, hire, motivate, and retain talented, highly skilled personnel. Achieving this objective may be difficult due to many factors, including the intense competition for such highly skilled personnel in the San Francisco Bay Area and other metropolitan areas where our offices are located; uncertainty due to our exploration of strategic alternatives, our new strategic plan and recent reduction in our workforce; competitors’ hiring practices; the effectiveness of our compensation programs; and fluctuations in global economic and industry conditions. If we do not succeed in retaining and motivating our existing key employees, and in attracting new key personnel, we may be unable to meet our business plan and as a result, our revenue and profitability may decline.

We are regularly involved in claims, suits, government investigations, and other proceedings that may result in adverse outcomes.

We are regularly involved in claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, privacy, consumer protection, information security, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, stockholder derivative actions, purported class action and class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. See Note 12 — “Commitments and Contingencies” in the Notes to our consolidated financial statements.

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

Internet, technology, media, and patent holding companies often possess a significant number of patents. Further, many of these companies and other parties are actively developing or purchasing search, indexing, e-commerce, and other Internet-related technologies, as well as a variety of online business models and methods.

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

We host and provide a wide variety of services and technology products that enable and encourage individuals and businesses to exchange information; upload or otherwise generate photos, videos, text, and other content; advertise products and services; conduct business; and engage in various online activities both domestically and internationally. The law relating to the liability of providers of online services and products for activities of their users is currently unsettled both within the United States and internationally. As a publisher and producer of original content, we may be subject to claims such as copyright, libel, defamation or improper use of publicity rights, as well as other infringement claims such as plagiarism. Claims have been threatened and brought against us for defamation, negligence, breaches of contract, plagiarism, copyright and trademark infringement, unfair competition, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information which we publish or to which we provide links or that may be posted online or generated by us or by third parties, including our users. In addition, we have been and may again in the future be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions. We arrange for the distribution of third-party advertisements to third-party publishers and advertising networks, and we offer third-party products, services, or content, such as stock quotes and trading information, under the Yahoo brand or via distribution on Yahoo Properties. We may be subject to claims concerning these products, services, or content by virtue of our involvement in marketing, branding, broadcasting, or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services, or content. While our agreements with respect to these products, services, and content may provide that we will be indemnified against such liabilities, the ability to receive such indemnification may be disputed, could result in substantial costs to enforce or defend, and depends on the financial resources of the other party to the agreement, and any amounts received might not be adequate to cover our liabilities or the costs associated with defense of such proceedings. Defense of any such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner.

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

In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. As a U.S. multinational corporation, we are subject to changing tax laws both within and outside of the United States. We cannot predict the form or timing of potential legislative changes, but any newly enacted tax law could have a material adverse impact on our tax expense and cash flow. For example, several jurisdictions have sought to increase revenues by imposing new taxes on internet advertising or increasing general business taxes. In addition, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting (BEPS) project, which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions. To the extent any of these proposals are enacted into legislation by OECD member countries, or if other international, consensus-based tax policies and principles are amended or implemented, they could adversely affect the amount of tax we pay and thereby our financial position and results of operations.

We earn a material amount of our income from outside the United States. As of March 31, 2016, we had undistributed foreign earnings of approximately $3.4 billion, principally related to our equity method investment in Yahoo Japan. While we do not currently anticipate repatriating these earnings, any repatriation of funds in foreign jurisdictions to the United States could result in higher effective tax rates for us and subject us to significant additional U.S. income tax liabilities.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended March 31, 2016, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $26.76 to $36.81 per share and the closing sale price on April 29, 2016 was $36.60 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results or announcements of technological innovations, significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; general economic conditions; and the operating performance and market valuation of Alibaba Group Holding Limited (“Alibaba Group”) and Yahoo Japan in which we have investments. The equity valuation of our investment in Yahoo Japan may be impacted due to fluctuations in foreign currency exchange rates. We present our investment in Alibaba Group on our consolidated balance sheet as an available-for-sale marketable security. Consequently, the carrying value of this investment on our consolidated balance sheet will vary over time and fluctuations in its valuation may cause our stock price to fluctuate.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-

20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include the current period’s amortization of the debt discount, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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

Yahoo! Inc.

Dated: May 9, 2016	By:	/s/ MARISSA A. MAYER
Marissa A. Mayer Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2016	By:	/s/ KEN GOLDMAN
Ken Goldman Chief Financial Officer (Principal Financial Officer)

Yahoo! Inc.

Index to Exhibits

Exhibit Number	Description

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

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 30, 2016 and incorporated herein by reference).

10.2(J)+*	Form of Restricted Stock Unit Award Agreement for Executives (NEO Version), including the Notice of Grant, under the Yahoo! Inc. Stock Plan.

10.2(K)+*	Form of Performance Restricted Stock Unit Award Agreement for Executives (NEO Version), including the Notice of Grant, under the Yahoo! Inc. Stock Plan.

10.2(L)+*

Form of equity award agreement letter amendment, dated April 10, 2016, between the Registrant and executives clarifying the definition of “change in control” for purposes of outstanding awards under the Yahoo! Inc. Stock Plan.

10.11(B)+*	Yahoo! Inc. Executive Incentive Plan for 2016.

10.12(B)+*	Form of Amendment to Executive Severance Agreement.

10.13(B)+

Amendment, dated April 10, 2016, to Amended and Restated Yahoo! Inc. Change in Control Employee Severance Plan for Level I and Level II Employees (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 14, 2016 and incorporated herein by reference).

10.14(P)*	Twelfth Amendment to Search and Advertising Services and Sales Agreement, effective as of September 18, 2015, by and between the Registrant and Microsoft Corporation.

10.14(Q)*	Thirteenth Amendment to Search and Advertising Services and Sales Agreement, effective as of November 17, 2015, by and between the Registrant and Microsoft Corporation.

10.16(K)+*	Third Amendment, dated March 31, 2016, to Performance Stock Option Agreement (Retention Grant), between the Registrant and Marissa A. Mayer.

10.16(L)+*	Restricted Stock Unit Award Agreement, including Notice of Grant, dated March 7, 2016, between the Registrant and Marissa A. Mayer.

10.16(M)+*	Performance Restricted Stock Unit Award Agreement, including Notice of Grant, dated March 7, 2016, between the Registrant and Marissa A. Mayer.

10.22(B)*†	Amendment Number One to Google Services Agreement, effective as of March 1, 2016, by and between the Registrant and Google Inc.

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2016.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2016.

32**

Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2016.

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