Form 10-Q
period 2016-06-30
YAHOO INC
filed 2016-08-08
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2016
Common Stock, $0.001 par value	951,782,587

YAHOO! INC.

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue,” the negative of such terms, or other comparable terminology. This Report includes, among others, forward-looking statements regarding our:

•	expectations related to our strategic plan announced in February 2016;

•	expectations regarding the pending transaction with Verizon Communications Inc.;

•	expectations about revenue, including search, display, and other revenue, as well as revenue from our offerings in mobile, video, native, and social (“Mavens”);

•

expectations about the financial and operational impacts of our Search and Advertising Services and Sales Agreement (“Microsoft Search Agreement”) with Microsoft Corporation (“Microsoft”) and our Google Services Agreement with Google Inc.;

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Yahoo! Inc.

Condensed Consolidated Balance Sheets

	December 31, 2015	June 30, 2016

	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,631,911	$1,325,404
Short-term marketable securities	4,225,112	5,055,683
Accounts receivable, net	1,047,504	991,185
Prepaid expenses and other current assets	602,792	224,729

Total current assets	7,507,319	7,597,001
Long-term marketable securities	975,961	1,284,026
Property and equipment, net	1,547,323	1,326,242
Goodwill	808,114	431,366
Intangible assets, net	347,269	202,116
Other long-term assets and investments	342,390	245,123
Investment in Alibaba Group	31,172,361	30,504,958
Investments in equity interests	2,503,229	2,623,463

Total assets	$45,203,966	$44,214,295

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$208,691	$171,621
Other accrued expenses and current liabilities	934,658	982,860
Deferred revenue	134,031	122,026

Total current liabilities	1,277,380	1,276,507
Convertible notes	1,233,485	1,266,279
Long-term deferred revenue	27,801	33,557
Other long-term liabilities	118,689	125,826
Deferred tax liabilities related to investment in Alibaba Group	12,611,867	12,339,927
Deferred and other long-term tax liabilities	855,324	775,895

Total liabilities	16,124,546	15,817,991

Commitments and contingencies (Note 12)
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 962,959 shares issued and 945,854 shares outstanding as of December 31, 2015 and 967,825 shares issued and 950,751 shares outstanding as of June 30, 2016	959	964
Additional paid-in capital	8,807,273	8,978,802
Treasury stock at cost, 17,105 shares as of December 31, 2015 and 17,074 shares as of June 30, 2016	(911,533)	(910,117)
Retained earnings	4,570,807	4,030,249
Accumulated other comprehensive income	16,576,031	16,263,996

Total Yahoo! Inc. stockholders’ equity	29,043,537	28,363,894
Noncontrolling interests	35,883	32,410

Total equity	29,079,420	28,396,304

Total liabilities and equity	$45,203,966	$44,214,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

Yahoo! Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

	(Unaudited, in thousands except per share amounts)
Revenue	$1,243,265	$1,307,637	$2,469,235	$2,394,789

Operating expenses:
Cost of revenue — traffic acquisition costs	200,230	466,486	383,369	694,249
Cost of revenue — other	295,932	268,483	581,195	551,070
Sales and marketing	274,304	226,024	549,661	462,057
Product development	306,428	280,035	633,175	558,064
General and administrative	180,595	158,355	354,108	313,806
Amortization of intangibles	19,982	16,369	40,055	35,142
Gain on sale of patents and land	(9,100)	(120,059)	(11,100)	(121,559)
Goodwill impairment charge	-	394,901	-	394,901
Intangible assets impairment charge	-	87,335	-	87,335
Restructuring charges, net	19,688	19,384	70,920	76,614

Total operating expenses	1,288,059	1,797,313	2,601,383	3,051,679

Loss from operations	(44,794)	(489,676)	(132,148)	(656,890)
Other (expense) income, net	(11,741)	15,062	(42,804)	(32,354)

Loss before income taxes and earnings in equity interests	(56,535)	(474,614)	(174,952)	(689,244)
(Provision) benefit for income taxes	(58,495)	(15,543)	(17,595)	19,223
Earnings in equity interests, net of tax	95,841	51,777	195,531	133,351

Net (loss) income	(19,189)	(438,380)	2,984	(536,670)
Net income attributable to noncontrolling interests	(2,365)	(1,533)	(3,340)	(2,475)

Net loss attributable to Yahoo! Inc.	$(21,554)	$(439,913)	$(356)	$(539,145)

Net loss attributable to Yahoo! Inc. common stockholders per share — basic	$(0.02)	$(0.46)	$(0.00)	$(0.57)

Net loss attributable to Yahoo! Inc. common stockholders per share — diluted	$(0.02)	$(0.46)	$(0.00)	$(0.57)

Shares used in per share calculation — basic	937,569	948,432	936,159	947,076

Shares used in per share calculation — diluted	937,569	948,432	936,159	947,076

Stock-based compensation expense by function:
Cost of revenue — other	$7,200	$7,910	$13,209	$16,436
Sales and marketing	39,978	38,944	78,099	71,831
Product development	50,762	58,474	98,983	106,462
General and administrative	27,190	26,636	50,535	45,642
Restructuring charges, net	-	-	2,705	7,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

Yahoo! Inc.

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

	(Unaudited, in thousands)
Net (loss) income	$(19,189)	$(438,380)	$2,984	$(536,670)

Available-for-sale securities:
Unrealized (losses) gains on available-for-sale securities, net of taxes of $149,980 and $(76,651) for the three months ended June 30, 2015 and 2016, respectively, and $3,388,114 and $286,431 for the six months ended June 30, 2015 and 2016, respectively	(212,465)	111,715	(4,926,084)	(404,823)
Reclassification adjustment for realized (gains) losses on available-for-sale securities included in net (loss) income, net of taxes of $49 and $4 for the three months ended June 30, 2015 and 2016, respectively, and $(2) and $(107) for the six months ended June 30, 2015 and 2016, respectively	(81)	(8)	2	195

Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(212,546)	111,707	(4,926,082)	(404,628)

Foreign currency translation adjustments (“CTA”):
Foreign CTA gains (losses), net of taxes of $(128) and $(43) for the three months ended June 30, 2015 and 2016, respectively, and $454 and $(379) for the six months ended June 30, 2015 and 2016, respectively	38,140	165,751	(233,102)	167,934
Net investment hedge CTA gains (losses), net of taxes of $(9,153) and $13,322 for the three months ended June 30, 2015 and 2016, respectively, and $(10,744) and $30,253 for the six months ended June 30, 2015 and 2016, respectively	15,404	(24,165)	18,038	(54,875)
Reclassification adjustment for realized (gains) losses included in CTA, net of taxes of $0, for all periods presented	-	(16,500)	-	(16,500)

Net foreign CTA losses, net of tax	53,544	125,086	(215,064)	96,559

Cash flow hedges:
Unrealized gains (losses) on cash flow hedges, net of taxes of $(1,065) and $1,637 for the three months ended June 30, 2015 and 2016, respectively, and $(689) and $2,975 for the six months ended June 30, 2015 and 2016, respectively	5,875	(2,972)	(5,281)	(5,398)
Reclassification adjustment for realized losses (gains) on cash flow hedges included in net income, net of taxes of $529 and $(512) for the three months ended June 30, 2015 and 2016, respectively, and $718 and $(789) for the six months ended June 30, 2015 and 2016, respectively	478	930	2,138	1,432

Net change in unrealized gains (losses) on cash flow hedges, net of tax	6,353	(2,042)	(3,143)	(3,966)

Other comprehensive (loss) income	(152,649)	234,751	(5,144,289)	(312,035)

Comprehensive loss	(171,838)	(203,629)	(5,141,305)	(848,705)
Less: comprehensive income attributable to noncontrolling interests	(2,365)	(1,533)	(3,340)	(2,475)

Comprehensive loss attributable to Yahoo! Inc.	$(174,203)	$(205,162)	$(5,144,645)	$(851,180)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Yahoo! Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2015	2016

	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,984	$(536,670)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	236,694	213,054
Amortization of intangible assets	68,524	59,838
Accretion of convertible notes discount	31,117	32,794
Stock-based compensation expense	243,531	247,745
Non-cash goodwill impairment charge	-	394,901
Non-cash intangible assets impairment charge	-	87,335
Non-cash restructuring (reversals) charges	(933)	1,376
Non-cash accretion on marketable debt securities	23,557	18,494
Foreign exchange loss (gain)	21,318	(36,433)
Gain on sale of assets and other	(28)	(1,831)
Gain on sale of patents and land	(11,100)	(121,559)
Loss on Hortonworks warrants	6,460	41,437
Earnings in equity interests	(195,531)	(133,351)
Tax (detriments) benefits from stock-based awards	(3,617)	1,816
Excess tax benefits from stock-based awards	(1,850)	(10,560)
Deferred income taxes	(13,218)	(93,543)
Dividends received from equity investee	141,670	156,968
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	32,881	58,199
Prepaid expenses and other	(90,078)	343,422
Accounts payable	37,505	(1,104)
Accrued expenses and other liabilities	232,210	59,847
Incomes taxes payable related to sale of Alibaba Group ADSs	(3,282,293)	-
Deferred revenue	(132,790)	(6,477)

Net cash (used in) provided by operating activities	(2,652,987)	775,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(267,390)	(154,336)
Proceeds from sales of property and equipment	495	247,887
Purchases of marketable securities	(2,326,886)	(4,257,001)
Proceeds from sales of marketable securities	473,775	167,961
Proceeds from maturities of marketable securities	3,584,596	2,942,666
Acquisitions, net of cash acquired	(21,291)	-
Proceeds from sales of patents	20,000	1,500
Purchases of intangible assets	(4,611)	(1,965)
Proceeds from settlement of derivative hedge contracts	64,767	37,815
Payments for settlement of derivative hedge contracts	(3,882)	(5,164)
Payments for equity investments in privately held companies	-	(9)
Other investing activities, net	(153)	(93)

Net cash provided by (used in) investing activities	1,519,420	(1,020,739)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Yahoo! Inc.

Condensed Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
	2015	2016

	(Unaudited, in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	46,777	10,924
Repurchases of common stock	(203,771)	-
Excess tax benefits from stock-based awards	1,850	10,560
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(149,960)	(91,425)
Distributions to noncontrolling interests	(15,847)	(5,948)
Other financing activities, net	(9,015)	(7,567)

Net cash used in financing activities	(329,966)	(83,456)

Effect of exchange rate changes on cash and cash equivalents	(12,396)	21,990
Net change in cash and cash equivalents	(1,475,929)	(306,507)
Cash and cash equivalents at beginning of period	2,664,098	1,631,911

Cash and cash equivalents at end of period	$1,188,169	$1,325,404

NON-CASH ACTIVITIES:
Change in non-cash acquisitions of property and equipment	$4,905	$(1,273)

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

The Company revised the consolidated statement of cash flows for the six months ended June 30, 2015 to correct for a non-cash acquisition of property and equipment resulting in an increase in cash used in operating activities of $23 million and a corresponding increase in net cash provided by investing activities. Certain other prior period amounts have been reclassified to conform to the current period presentation.

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

Revenue Recognition — Search Revenue and Cost of Revenue — TAC. On April 15, 2015, the Company and Microsoft Corporation (“Microsoft”) entered into the Eleventh Amendment (the “Eleventh Amendment”) to the Search and Advertising Services and Sales Agreement (“Microsoft Search Agreement”). Pursuant to the Eleventh Amendment, the Company completed the transition of its exclusive sales responsibilities to Microsoft for Microsoft’s paid search services to premium advertisers in the United States, Canada, and Europe on April 1, 2016 and in its remaining markets (other than Taiwan and Hong Kong) on June 1, 2016. Following the transition in each respective market, Yahoo is considered the principal in the sale of traffic to Microsoft and other customers because Yahoo is the primary obligor in its arrangements with Microsoft and has discretion in how search queries from Affiliate sites will be fulfilled and monetized. As a result, amounts paid to Affiliates under the Microsoft Search Agreement in the transitioned markets are recorded as cost of revenue — TAC rather than as a reduction to revenue, resulting in revenue from the Microsoft Search Agreement being reported on a gross rather than net basis. Effective June 3, 2016, the Company and Microsoft further amended the Microsoft Search Agreement to provide that sales responsibilities for premium advertisers in Taiwan and Hong Kong will not be transitioned. TAC in those markets will continue to be reported as a reduction to revenue.

The table below illustrates the impact of the implementation of the Eleventh Amendment for the periods presented and sets out the amounts paid to Affiliates related to the Microsoft Search Agreement during the three and six months ended June 30, 2015 and 2016 that were recorded as cost of revenue—TAC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Cost of revenue—TAC(*)	$-	$252,331	$-	$252,331
Reduction of revenue	$332,589	$2,377	$687,891	$273,705

(*)	Includes $218 million in the Americas segment, $33 million in the EMEA segment and $1 million in the Asia Pacific segment.

See Note 17—“Microsoft Search Agreement” for a description of the Search Agreement with Microsoft.

Prior to the Eleventh Amendment, the Company was entitled to receive a percentage of the revenue (the “Revenue Share Rate”) generated from Microsoft’s services on Yahoo Properties and on Affiliate sites after deduction of the Affiliate sites’ share of revenue and certain Microsoft costs. The Revenue Share Rate was 88 percent for the first five years of the Microsoft Search Agreement and then increased to 90 percent on February 23, 2015. Pursuant to the Eleventh Amendment, the Revenue Share Rate increased to 93 percent, but Microsoft now receives its 7 percent revenue share before deduction of the Affiliate site’s share of revenue. The Company is responsible for paying the Affiliate for the Affiliate site’s share of revenue.

Search revenue is generated from mobile and desktop clicks on text-based links to advertisers’ websites that appear primarily on search results pages (“search advertising”). The Company recognizes revenue from search advertising on Yahoo Properties and Affiliate sites. Search revenue is recognized based on Paid Clicks. A Paid Click occurs when an end-user clicks on a sponsored listing on Yahoo Properties and Affiliate sites for which an advertiser pays on a per click basis. The Company also sells search traffic to certain customers where it does not have a direct relationship with the advertiser, in which case revenue is also recognized based on Paid Clicks. In the Microsoft Search Agreement, the Company agreed to request paid search results from Microsoft for 51 percent of search queries originating from desktop computers accessing Yahoo Properties and Affiliate sites (the “Volume Commitment”). There is no such Volume Commitment for traffic generated on mobile devices.

The Company recognizes search revenue generated from mobile and desktop ads served through Yahoo Gemini (Yahoo’s marketplace for search and native advertising) to Yahoo Properties and Affiliate sites. The Company is considered the primary obligor to the advertisers who are the customers of the search advertising service. Accordingly, the search revenue generated from mobile and desktop ads served through Yahoo Gemini that involve traffic supplied by Affiliates is reported gross of the traffic acquisition costs (“TAC”) paid to Affiliates (reported as cost of revenue—TAC) as the Company performs the search service for advertisers.

In October 2015, Yahoo reached an agreement with Google that provides Yahoo with additional flexibility to choose among suppliers of search results and ads. Google’s offerings complement the search services provided by Microsoft and Yahoo Gemini. The Company also generates search revenue from a revenue sharing arrangement with Yahoo Japan for search technology and services and records the related revenue as reported.

TAC consists of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo Properties. TAC is either recorded as a reduction of revenue or as cost of revenue—TAC. For reporting periods ended December 31, 2014 and 2015, and March 31, 2016, TAC related to the Microsoft Search Agreement was recorded as a reduction of revenue. Beginning in the reporting period ended June 30, 2016, TAC related to the Microsoft Search Agreement is recorded as cost of revenue—TAC in markets that have completed the transition of exclusive sales responsibilities to Microsoft for paid search services to premium advertisers pursuant to the Eleventh Amendment as described above.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which finalizes its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10 “Identifying Performance Obligations and Licensing” which finalizes its amendments to the guidance in the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. In May 2016, the FASB issued ASU 2016-12 “Narrow-Scope Improvements and Practical Expedients” which finalizes its amendments to the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to make the guidance more operable and lead to more consistent application. The amendments have the same effective date and transition requirements as the new revenue recognition standard. The Company plans to adopt this guidance on January 1, 2018. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s financial position, results of operations, and cash flows.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”, which introduces new guidance for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including, but not limited to, trade and other receivables, held-to-maturity debt securities, loans and net investments in leases. The new guidance also modifies the impairment model for available-for-sale debt securities and requires the entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. The standard also indicates that entities may not use the length of time a security has been in an unrealized loss position as a factor in concluding whether a credit loss exists. The ASU is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s consolidated financial position, results of operations and cash flows.

Note 2 Marketable Securities, Investments And Fair Value Disclosures

The following tables summarize the available-for-sale securities (in thousands):

	December 31, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government and agency securities	$616,501	$24	$(635)	$615,890
Corporate debt securities, commercial paper, time deposits, and bank certificates of deposit	4,589,799	292	(4,908)	4,585,183
Alibaba Group equity securities	2,713,483	28,458,878	-	31,172,361
Hortonworks equity securities	26,246	57,977	-	84,223
Other corporate equity securities	298	-	(101)	197

Total available-for-sale marketable securities	$7,946,327	$28,517,171	$(5,644)	$36,457,854

	June 30, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government and agency securities	$629,573	$667	$(18)	$630,222
Corporate debt securities, commercial paper, time deposits, and bank certificates of deposit	5,705,266	4,677	(456)	5,709,487
Alibaba Group equity securities	2,713,484	27,791,474	-	30,504,958
Hortonworks equity securities	26,246	14,866	-	41,112
Other corporate equity securities	7,984	62	(1,495)	6,551

Total available-for-sale marketable securities	$9,082,553	$27,811,746	$(1,969)	$36,892,330

	December 31, 2015	June 30, 2016

Reported as:
Short-term marketable securities	$4,225,112	$5,055,683
Long-term marketable securities	975,961	1,284,026
Investment in Alibaba Group	31,172,361	30,504,958
Other long-term assets and investments	84,420	47,663

Total	$36,457,854	$36,892,330

Short-term, highly liquid investments of $667 million and $520 million as of December 31, 2015 and June 30, 2016, respectively, included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial as the carrying value approximates fair value because of the short maturity of those instruments. Realized gains and losses from sales of available-for-sale marketable debt securities were not material for both the three and six months ended June 30, 2015 and 2016.

The remaining contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31, 2015	June 30, 2016

Due within one year	$4,225,112	$5,055,683
Due after one year through five years	975,961	1,284,026

Total available-for-sale marketable debt securities	$5,201,073	$6,339,709

The following tables show all available-for-sale marketable debt securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Government and agency securities	$552,041	$(635)	$-	$-	$552,041	$(635)
Corporate debt securities, commercial paper, and bank certificates of deposit	2,415,347	(4,763)	99,214	(145)	2,514,561	(4,908)

Total available-for-sale marketable debt securities	$2,967,388	$(5,398)	$99,214	$(145)	$3,066,602	$(5,543)

	June 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Government and agency securities	$96,661	$(18)	$-	$-	$96,661	$(18)
Corporate debt securities, commercial paper, and bank certificates of deposit	905,162	(413)	88,852	(43)	994,014	(456)

Total available-for-sale marketable debt securities	$1,001,823	$(431)	$88,852	$(43)	$1,090,675	$(474)

The Company’s investment portfolio includes equity securities of Alibaba Group and Hortonworks, as well as liquid high-quality fixed income debt securities including government, agency and corporate debt, money market funds, commercial paper, certificates of deposit and time deposits held with financial institutions. The fair value of any debt or equity security will vary over time and is subject to a variety of market risks including: macro-economic, regulatory, industry, company performance, and systemic risks of the equity markets overall. Consequently, the carrying value of the Company’s investment portfolio will vary over time as the value of the various marketable securities changes.

Investments in instruments that earn a fixed rate or a floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Fixed income securities may have their fair value adversely impacted due to a deterioration of the credit quality of the issuer. The longer the term of the securities, the more susceptible they are to changes in market rates.

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

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of December 31, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total

Money market funds(1)	$386,792	$-	$-	$386,792
Available-for-sale marketable debt securities:
Government and agency securities(1)	-	635,917	-	635,917
Commercial paper and bank certificates of deposit(1)	-	1,844,494	-	1,844,494
Corporate debt securities(1)	-	2,918,496	-	2,918,496
Time deposits(1)	-	82,703	-	82,703
Available-for-sale equity securities:
Other corporate equity securities(2)	197	-	-	197
Alibaba Group equity securities	31,172,361	-	-	31,172,361
Hortonworks equity securities(2)	84,223	-	-	84,223
Hortonworks warrants	-	-	78,861	78,861
Foreign currency derivative contracts(3)	-	84,319	-	84,319

Financial assets at fair value	$31,643,573	$5,565,929	$78,861	$37,288,363
Liabilities
Foreign currency derivative contracts(3)	-	(5,661)	-	(5,661)

Total financial assets and liabilities at fair value	$31,643,573	$5,560,268	$78,861	$37,282,702

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of June 30, 2016 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total

Money market funds(1)	$448,078	$-	$-	$448,078
Available-for-sale marketable debt securities:
Government and agency securities(1)	-	630,222	-	630,222
Commercial paper and bank certificates of deposit(1)	-	2,316,960	-	2,316,960
Corporate debt securities(1)	-	3,416,494	-	3,416,494
Time deposits(1)	-	47,682	-	47,682
Available-for-sale equity securities:
Other corporate equity securities (2)	6,551	-	-	6,551
Alibaba Group equity securities	30,504,958	-	-	30,504,958
Hortonworks equity securities(2)	41,112	-	-	41,112
Hortonworks warrants	-	-	37,424	37,424
Foreign currency derivative contracts(3)	-	205	-	205

Financial assets at fair value	$31,000,699	$6,411,563	$37,424	$37,449,686
Liabilities
Foreign currency derivative contracts(3)	-	(48,881)	-	(48,881)

Total financial assets and liabilities at fair value	$31,000,699	$6,362,682	$37,424	$37,400,805

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

(3)

Foreign currency derivative contracts are classified as part of either current or noncurrent assets or liabilities on the condensed consolidated balance sheets. The notional amounts of the foreign currency derivative contracts were: $1.5 billion, including contracts designated as net investment hedges of $1.2 billion, as of December 31, 2015; and $0.7 billion, including contracts designated as net investment hedges of $0.5 billion, as of June 30, 2016.

The amount of cash included in cash and cash equivalents as of December 31, 2015 and June 30, 2016 was $965 million and $806 million, respectively.

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

Activity between Levels of the Fair Value Hierarchy

During the year ended December 31, 2015 and the six months ended June 30, 2016, the Company did not make any transfers between Level 1, Level 2, and Level 3 assets or liabilities.

Hortonworks Warrants

The estimated fair value of the Hortonworks warrants was $79 million and $37 million as of December 31, 2015 and June 30, 2016, respectively, which is included in other long-term assets and investments on the condensed consolidated balance sheets. During the three and six months ended June 30, 2015, the Company recorded a gain of $5 million and a loss of $6 million, respectively, and during the three and six months ended June 30, 2016, the Company recorded losses of $2 million and $41 million, respectively, due to the change in estimated fair value of the Hortonworks warrants during the respective periods, which was included within other (expense) income, net in the Company’s condensed consolidated statements of operations. The estimated fair value of the Hortonworks warrants was determined using a Black-Scholes model.

Assets and Liabilities at Fair Value on a Nonrecurring Basis:

Convertible Senior Notes. In 2013, the Company issued $1.4 billion aggregate principal amount of 0.00% Convertible Senior Notes due in 2018 (the “Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate estimated fair value of the Notes as of both December 31, 2015 and June 30, 2016 was $1.3 billion. The estimated fair value of the Notes was determined on the basis of quoted market prices observable in the market and is considered Level 2 in the fair value hierarchy. See Note 11—“Convertible Notes” for additional information related to the Notes.

Goodwill and Definite-Lived Intangible Assets. The inputs used to measure the estimated fair value of goodwill and definite-lived intangible assets are classified as a Level 3 fair value measurement due to the significance of unobservable inputs using company-specific information. The valuation methodology used to estimate the fair value of goodwill and definite-lived intangible assets is discussed in Note 5—“Goodwill” and Note 6—“Intangible Assets, Net”.

Other Investments. As of both December 31, 2015 and June 30, 2016, the Company held approximately $83 million of investments in equity securities of privately-held companies that are accounted for using the cost method. These investments are included within other long-term assets and investments on the condensed consolidated balance sheets. Such investments are reviewed periodically for impairment.

Note 3    Consolidated Financial Statement Details

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31, 2015	June 30, 2016

Unrealized gains on available-for-sale securities, net of tax	$16,918,539	$16,513,911
Unrealized gains (losses) on cash flow hedges, net of tax	482	(3,484)
Foreign currency translation, net of tax	(342,990)	(246,431)

Accumulated other comprehensive income	$16,576,031	$16,263,996

Noncontrolling Interests Noncontrolling interests were as follows (in thousands):

	June 30, 2015	June 30, 2016

Beginning noncontrolling interests	$43,755	$35,883
Distributions to noncontrolling interests	(15,847)	(5,948)
Net income attributable to noncontrolling interests	3,340	2,475

Ending noncontrolling interests	$31,248	$32,410

Other (Expense) Income, Net Other (expense) income, net was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Interest, dividend, and investment income	$8,034	$14,039	$16,879	$25,521
Interest expense	(17,558)	(18,332)	(35,128)	(36,725)
Gain (loss) on Hortonworks warrants	5,449	(2,287)	(6,460)	(41,437)
Foreign exchange (loss) gain	(8,186)	20,964	(19,527)	18,826
Other	520	678	1,432	1,461

Total other (expense) income, net	$(11,741)	$15,062	$(42,804)	$(32,354)

Interest, dividend and investment income consists of income earned from cash and cash equivalents in bank accounts and investments made in marketable debt securities.

Interest expense is related to the Notes and notes payable related to building and capital lease obligations for data centers.

During the three and six months ended June 30, 2015, the Company recorded a gain of $5 million and a loss of $6 million, respectively, and during the three and six months ended June 30, 2016, the Company recorded losses of $2 million and $41 million, respectively, due to the change in estimated fair value of the Hortonworks warrants during the respective periods. See Note 2—“Marketable Securities, Investments and Fair Value Disclosures” for additional information.

Foreign exchange (loss) gain consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, and unrealized and realized foreign currency transaction gains and losses, including gains and losses related to balance sheet hedges. Additionally, during the second quarter of 2016, the Company reclassified certain unrealized currency translation adjustments from accumulated other comprehensive income and realized a gain of $18 million due to the liquidation of foreign subsidiaries.

Other consists of gains from other non-operational items.

Reclassifications Out of Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2015 and 2016 were as follows (in thousands):

	Three Months Ended June 30,
	2015	2016	Affected Line Item in the Statement of Income
	Reclassified from Accumulated Other Comprehensive Income	Reclassified from Accumulated Other Comprehensive Income

Realized losses on cash flow hedges, net of tax	$478	$930	Revenue
Realized gains on available-for-sale securities, net of tax	(81)	(8)	Other (expense) income, net
Realized (gains) losses on foreign currency translation adjustments (“CTA”):
Liquidation of foreign subsidiary CTA reclassification	-	1,110	Restructuring charges, net
Liquidation of foreign subsidiary CTA reclassification	-	(17,610)	Other (expense) income, net

Total reclassifications for the period	$397	$(15,578)

Reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2015 and 2016 were as follows (in thousands):

	Six Months Ended June 30,
	2015	2016	Affected Line Item in the Statement of Income
	Reclassified from Accumulated Other Comprehensive Income	Reclassified from Accumulated Other Comprehensive Income

Realized losses on cash flow hedges, net of tax	$2,138	$1,432	Revenue
Realized losses on available-for-sale securities, net of tax	2	195	Other (expense) income, net
Realized (gains) losses on foreign currency translation adjustments (“CTA”):
Liquidation of foreign subsidiary CTA reclassification	-	1,110	Restructuring charges, net
Liquidation of foreign subsidiary CTA reclassification	-	(17,610)	Other (expense) income, net

Total reclassifications for the period	$2,140	$(14,873)

Note 4     Acquisitions and Dispositions

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

The Company’s business combination completed during the six months ended June 30, 2015 did not have a material impact on the Company’s condensed consolidated financial statements and therefore actual and pro forma disclosures have not been presented.

The Company did not make any acquisitions during the six months ended June 30, 2016.

Patent Sale and License Agreement

During 2014, the Company entered into a patent sale and license agreement for total cash consideration of $460 million. The total consideration was allocated based on the estimated relative fair value of each of the elements of the agreement: $61 million was allocated to the sale of patents (“Sold Patents”), $135 million to the license to existing patents (“Existing Patents”) and $264 million to the license of patents developed or acquired in the five years following the date the Company entered into the agreement (“Capture Period Patents”). The Company recorded $61 million as a gain on the Sold Patents during 2014.

The amounts allocated to the license of the Existing Patents are being recorded as revenue over the four-year payment period under the license when payments are due. The amounts allocated to the Capture Period Patents are being recorded as revenue over the five-year capture period. During the three and six months ended June 30, 2015 and 2016, the Company recognized $22 million and $43 million, respectively, in revenue related to the Existing Patents and the Capture Period Patents.

During the three and six months ended June 30, 2015, the Company sold certain patents and recorded gains on sales of patents of approximately $9 million and $11 million, respectively. During the three months ended June 30, 2016, the Company did not have any patent sales. During the six months ended June 30, 2016, the Company sold certain patents and recorded gains on sales of patents of approximately $2 million.

Sale of Santa Clara Property

On April 21, 2016, the Company entered into a purchase agreement to sell certain property located in Santa Clara, California. The total carrying value of the property assets was $126 million, which mostly pertained to the land, and was reported within the Americas segment. The decision to sell this property was largely based upon a general lack of operational need for the land and recent improvements in market conditions for commercial real estate in the area. The sale under the purchase agreement was finalized on June 16, 2016 for total proceeds of $246 million, net of closing costs of $4 million. The Company recorded a gain of $120 million, net of closing costs, on the sale of the property assets which is included in gain on sale of patents and land in our condensed consolidated statements of operations.

Note 5    Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2016 were as follows (in thousands):

	Americas(1)	EMEA(2)	Asia Pacific(3)	Total

Net balance as of January 1, 2016	$518,886	$-	$289,228	$808,114
Goodwill impairment charge	(394,901)	-	-	(394,901)
Foreign currency translation adjustments	-	-	18,153	18,153

Net balance as of June 30, 2016	$123,985	$-	$307,381	$431,366

(1)	Gross goodwill balance for the Americas segment was $4.4 billion as of June 30, 2016. The Americas segment includes accumulated impairment losses of $4.3 billion as of June 30, 2016.

(2)	Gross goodwill balance for the EMEA segment was $1.2 billion as of June 30, 2016. The EMEA segment includes accumulated impairment losses of $1.2 billion as of June 30, 2016.

(3)	Gross goodwill balance for the Asia Pacific segment was $466 million as of June 30, 2016. The Asia Pacific segment includes accumulated impairment losses of $159 million as of June 30, 2016.

Goodwill Impairment Testing

Goodwill is not amortized but is tested for impairment annually (as of October 31) at the reporting unit level or whenever the Company identifies certain triggering events or circumstances that would more likely than not reduce the estimated fair value of a reporting unit below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, regulatory changes, loss of key personnel and reporting unit and macro-economic factors such as deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets.

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

Determining the fair value of each reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. It is reasonably possible that a future decline in market conditions, and/or changes in the Company’s market share could negatively impact the market comparables, estimated future cash flows and discount rates used in the market and income approaches to determine the fair value of each reporting unit and could result in some portion or all of the remaining goodwill to become impaired in the future.

After recording the goodwill impairment charge as of October 31, 2015, for Tumblr during the fourth quarter of 2015, the fair value of the Tumblr reporting unit approximated its carrying value. As such, any significant unfavorable changes in the forecast would result in the fair value being less than the carrying value. Subsequent to the most recent annual goodwill impairment assessment performed as of October 31, 2015, the Company has continued to monitor the actual performance of its reporting units. During the three months ended June 30, 2016, the Company determined that there were indicators present to suggest that it was more likely than not that the fair value of the Tumblr reporting unit was less than its carrying amount. The significant changes for the Tumblr reporting unit subsequent to the annual goodwill impairment test performed as of October 31, 2015 included a decline in the 2016 and beyond forecasted revenue, operating income and cash flows.

Step One

To test the Tumblr reporting unit for impairment, the Company used the two-step quantitative test. Consistent with methodology used for the prior year’s annual goodwill impairment testing, the Company estimated the fair value of the Tumblr reporting unit using an income approach which was deemed to be the most indicative of fair value in an orderly transaction between market participants. Under the income approach, the Company determined fair value based on estimated future cash flows of the Tumblr reporting unit discounted by an estimated weighted-average cost of capital, reflecting the overall level of inherent risk of the Tumblr reporting unit and the rate of return an outside investor would expect to earn. The Company bases cash flow projections for the Tumblr reporting unit using a forecast of cash flows and a terminal value based on the Perpetuity Growth Model. The forecast and related assumptions were derived from an updated financial forecast prepared during the second quarter of 2016. As a result of the analysis, the Company concluded that the carrying value of the Tumblr reporting unit exceeded its estimated fair value.

Step Two

As identified above, in step one, the Tumblr reporting unit’s carrying value exceeded its estimated fair value. The second step of the quantitative test was performed by comparing the carrying value of the goodwill in the Tumblr reporting unit to its implied fair value. The implied fair value is calculated by allocating all of the assets and liabilities of the Tumblr reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

The step two quantitative test for the Tumblr reporting unit resulted in an impairment for the Tumblr reporting unit, and the Company recorded a goodwill impairment charge of $395 million during the second quarter of 2016. The remaining goodwill related to the Tumblr reporting unit as of June 30, 2016 was $124 million, which is included in the Americas operating segment. There is also goodwill remaining for Taiwan, Hong Kong, and Australia & New Zealand reporting units, which are included in the Asia Pacific operating segment.

Given the impairment recorded in the Tumblr reporting unit during the second quarter of 2016, it is reasonably possible that changes in judgments, assumptions and estimates we made in assessing the fair value of goodwill could cause us to consider some portion or all of the remaining goodwill of the Tumblr reporting unit to become impaired. For example, a future decline in market conditions, changes in our market share, and/or other factors could negatively impact the estimated future cash flows and discount rates used in the income approach to determine the fair value of the Tumblr reporting unit and could result in one or more additional impairment charges in the future.

Note 6     Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2015	June 30, 2016
		Gross Carrying	Accumulated	Impairment
	Net	Amount	Amortization(*)	Charge	Net

Customer, affiliate, and advertiser related relationships	$220,055	$350,913	$(159,804)	$(66,680)	$124,429
Developed technology and patents	86,909	129,278	(65,775)	-	63,503
Tradenames, trademarks, and domain names	40,305	66,631	(31,792)	(20,655)	14,184

Total intangible assets, net	$347,269	$546,822	$(257,371)	$(87,335)	$202,116

(*)	Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $18 million as of June 30, 2016.

As a result of the impairment testing performed in the fourth quarter of 2015, the entire carrying value of the indefinite-lived intangible assets were fully impaired as of December 31, 2015 and the Company did not purchase any indefinite-lived intangibles during the first half of 2016. As of June 30, 2016, the Company only had definite-lived intangible assets.

For the three months ended June 30, 2015 and 2016, the Company recognized amortization expense for intangible assets of $34 million and $28 million, respectively, including $14 million and $11 million in cost of revenue — other for the three months ended June 30, 2015 and 2016, respectively. For the six months ended June 30, 2015 and 2016, the Company recognized amortization expense for intangible assets of $68 million and $60 million, respectively, including $28 million and $25 million in cost of revenue — other for the six months ended June 30, 2015 and 2016, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2016 and each of the succeeding years is as follows: six months ending December 31, 2016: $40 million; 2017: $76 million; 2018: $55 million; 2019: $30 million; 2020 and cumulatively thereafter: $1 million.

Intangibles Impairment Testing

Definite-lived intangible assets are carried at cost and are amortized over their estimated useful lives, generally on a straight-line basis over one to seven years as the pattern of use is ratable. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of impairment losses on definite-lived intangible assets are based on the excess of the carrying value of the asset over its fair value.

During the three months ended June 30, 2016, the Company reviewed its Tumblr asset group for impairment as there were events and changes in circumstances that indicated that the carrying value of the long-lived assets may not be recoverable. As a result, the Company performed a quantitative test comparing the fair value of the Tumblr long-lived assets with the carrying amounts and recorded an impairment charge of $87 million associated with its definite-lived intangible assets, which were included within customer, affiliate, and advertiser related relationships and tradenames, trademarks, and domain names.

Note 7    Basic And Diluted Net Loss Attributable To Yahoo! Inc. Common Stockholders Per Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Basic:
Numerator:
Net loss attributable to Yahoo! Inc.	$(21,554)	$(439,913)	$(356)	$(539,145)

Net loss attributable to Yahoo! Inc. common stockholders—basic	$(21,554)	$(439,913)	$(356)	$(539,145)

Denominator:
Weighted average common shares	937,569	948,432	936,159	947,076

Net loss attributable to Yahoo! Inc. common stockholders per share—basic	$(0.02)	$(0.46)	$(0.00)	$(0.57)

Diluted:
Numerator:
Net loss attributable to Yahoo! Inc.	$(21,554)	$(439,913)	$(356)	$(539,145)
Less: Effect of dilutive securities issued by equity investees	(1,125)	-	(2,319)	-

Net loss attributable to Yahoo! Inc. common stockholders—diluted	$(22,679)	$(439,913)	$(2,675)	$(539,145)

Denominator:
Denominator for diluted calculation	937,569	948,432	936,159	947,076

Net loss attributable to Yahoo! Inc. common stockholders per share—diluted	$(0.02)	$(0.46)	$(0.00)	$(0.57)

Note 8    Investments In Equity Interests Accounted For Using The Equity Method Of Accounting

The following table summarizes the Company’s investments in equity interests accounted for using the equity method of accounting (dollars in thousands):

	December 31, 2015	Percent Ownership	June 30, 2016	Percent Ownership

Yahoo Japan	$2,496,657	35.5%	$2,623,463	35.5%
Other	6,572	20%	-	-

Total	$2,503,229		$2,623,463

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

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was $8.9 billion as of June 30, 2016.

During the three and six months ended June 30, 2015 and the three and six months ended June 30, 2016, the Company received cash dividends from Yahoo Japan in the amount of $142 million and $157 million, net of withholding taxes, respectively, which were recorded as reductions to the Company’s investment in Yahoo Japan.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2016	2015	2016

	(In thousands)
Operating data:
Revenue	$987,417	$1,062,418	$1,928,658	$2,021,279
Gross profit	$790,966	$830,816	$1,541,950	$1,585,555
Income from operations	$438,166	$229,175	$863,219	$574,126
Net income	$274,721	$141,451	$561,514	$375,965
Net income attributable to Yahoo Japan	$274,129	$145,233	$558,975	$379,896

	September 30,	March 31,
	2015	2016

	(In thousands)
Balance sheet data:
Current assets	$6,150,688	$6,226,784
Long-term assets	$2,430,699	$3,635,489
Current liabilities	$2,003,960	$2,444,089
Long-term liabilities	$245,834	$274,929
Noncontrolling interests	$165,601	$169,966

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $55 million and $60 million for the three months ended June 30, 2015 and 2016, respectively, and approximately $115 million and $122 million for the six months ended June 30, 2015 and 2016, respectively. As of December 31, 2015 and June 30, 2016, the Company had net receivable balances from Yahoo Japan of approximately $37 million and $43 million, respectively.

Alibaba Group

Equity Investment in Alibaba Group. The Company reflects the investment in Alibaba Group as an available-for-sale equity security on the consolidated balance sheet and adjusts the investment to fair value each quarterly reporting period with changes in fair value recorded within other comprehensive loss, net of tax. See Note 2 — “Marketable Securities, Investments and Fair Value Disclosures” and the condensed consolidated statements of comprehensive loss for additional information.

Technology and Intellectual Property License Agreement (the “TIPLA”). As a result of the initial public offering of Alibaba Group in September 2014 (the “Alibaba Group IPO”), Alibaba Group’s obligation to make royalty payments under the TIPLA ceased on September 24, 2014 and the Company’s recognition of the remaining TIPLA deferred revenue was completed on September 18, 2015. For the three and six months ended June 30, 2015, the Company recognized approximately $69 million and $139 million, respectively, related to the TIPLA.

Note 9     Foreign Currency Derivative Financial Instruments

The Company uses derivative financial instruments, primarily forward contracts and option contracts, to mitigate risk associated with adverse movements in foreign currency exchange rates.

The Company records all derivatives in the condensed consolidated balance sheets at fair value, with assets included in prepaid expenses and other current assets or other long-term assets, and liabilities included in accrued expenses and other current liabilities or other long-term liabilities. The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The effective portions of net investment hedges are recorded in other comprehensive loss as a part of the cumulative translation adjustment. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income until the hedged item is recognized in revenue on the condensed consolidated statements of operations when the underlying hedged revenue is recognized. Any ineffective portions of net investment hedges and cash flow hedges are recorded in other (expense) income, net on the Company’s condensed consolidated statements of operations. For balance sheet hedges, changes in the fair value are recorded in other (expense) income, net on the Company’s condensed consolidated statements of operations.

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

Designated as Hedging Instruments

Net Investment Hedges. The Company currently hedges, on an after-tax basis, a portion of its net investment in Yahoo Japan with forward contracts and option contracts to reduce the risk that its investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. The total of the after-tax net investment hedge was less than the Yahoo Japan investment balance as of both December 31, 2015 and June 30, 2016. As such, the net investment hedge was considered to be effective.

Cash Flow Hedges. The Company entered into foreign currency forward contracts designated as cash flow hedges of varying maturities through January 31, 2017. The cash flow hedges were considered to be effective as of December 31, 2015 and June 30, 2016. All of the forward contracts designated as cash flow hedges that were settled were reclassified to revenue during the three and six months ended June 30, 2015 and 2016. All current outstanding cash flow hedges are expected to be reclassified into revenue during 2016. For the three and six months ended June 30, 2015 and 2016, the amounts recorded in other (expense) income, net as a result of hedge ineffectiveness were not material.

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

Notional amounts of the Company’s outstanding derivative contracts as of December 31, 2015 and June 30, 2016 were as follows (in millions):

	December 31,	June 30,
	2015	2016

Derivatives designated as hedging instruments:
Net investment hedge forward and option contracts	$1,150	$494
Cash flow hedge forwards	$75	$54
Derivatives not designated as hedging instruments:
Balance sheet hedges	$225	$115

Foreign currency derivative activity for the six months ended June 30, 2015 was as follows (in millions):

				Gain (Loss)		Gain
			Gain (Loss)	Recorded in		(Loss)
		Settlement	Recorded in	Other		Recorded
	Beginning	Payment	Other (Expense)	Comprehensive		in	Ending Fair
	Fair Value	(Receipt), Net	Income, Net	Loss		Revenue	Value

Derivatives designated as hedging instruments:
Net investment hedges	$185	$(38)	$(2)	$29	(*)	$-	$174
Cash flow hedges	$8	$(1)	$(1)	$(3)		$(1)	$2
Derivatives not designated as hedging instruments:
Balance sheet hedges	$4	$(22)	$14	$-		$-	$(4)

(*)

This amount does not reflect the tax impact of $11 million recorded during the six months ended June 30, 2015. The $18 million after tax impact of the gain recorded within other comprehensive loss was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

Foreign currency derivative activity for the six months ended June 30, 2016 was as follows (in millions):

				Gain (Loss)		Gain
			Gain (Loss)	Recorded in		(Loss)
		Settlement	Recorded in	Other		Recorded
	Beginning	Payment	Other (Expense)	Comprehensive		in	Ending Fair
	Fair Value	(Receipt), Net	Income, Net	Loss		Revenue	Value

Derivatives designated as hedging instruments:
Net investment hedges	$74	$(30)	$1	$(85	) (*)	$-	$(40)
Cash flow hedges	$2	$-	$(2)	$(6)		$(2)	$(8)
Derivatives not designated as hedging instruments:
Balance sheet hedges	$2	$(3)	$-	$-		$-	$(1)

(*)

This amount does not reflect the tax impact of $30 million recorded during the six months ended June 30, 2016. The $55 million after tax impact of the loss recorded within other comprehensive loss was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

Foreign currency derivative contracts balance sheet location and ending fair value was as follows (in millions):

	Balance Sheet	December 31,			June 30,
	Location	2015			2016

Derivatives designated as hedging instruments:
Net investment hedges	Asset(1)	$	79	$	-
	Liability(2)	$	(5)	$	(40)
Cash flow hedges	Asset(1)	$	2	$	-
	Liability(2)	$	-	$	(8)
Derivatives not designated as hedging instruments:
Balance sheet hedges	Asset(1)	$	3	$	-
	Liability(2)	$	(1)	$	(1)

(1)	Included in prepaid expenses and other current assets or other long-term assets on the condensed consolidated balance sheets.

(2)	Included in accrued expenses and other current liabilities or other long-term liabilities on the condensed consolidated balance sheets.

Note 10     Credit Agreement

On May 18, 2016, the Company delivered notice to Citibank to terminate its credit agreement with Citibank, N.A., as Administrative Agent, entered into on October 19, 2012 (as amended on October 10, 2013, October 9, 2014, and July 24, 2015, the “Credit Agreement”) which provided for a $750 million unsecured revolving credit facility. The termination of the Credit Agreement and $750 million unsecured revolving credit facility provided thereunder took effect on May 23, 2016.

Note 11     Convertible Notes

0.00% Convertible Senior Notes

As of June 30, 2016, the Company had $1.4 billion in principal amount of Notes outstanding. The Notes are senior unsecured obligations of Yahoo, the Notes do not bear regular interest, and the principal amount of the Notes was issued at par value. The Notes mature on December 1, 2018, unless previously purchased or converted in accordance with their terms prior to such date. The Company may not redeem the Notes prior to maturity. However, holders of the Notes may convert them at certain times and upon the occurrence of certain events in the future, as outlined in the indenture governing the Notes (the “Indenture”). Holders of the Notes who convert in connection with a “make-whole fundamental change,” as defined in the Indenture, may require Yahoo to purchase for cash all or any portion of their Notes at a purchase price equal to 100 percent of the principal amount, plus accrued and unpaid special interest as defined in the Indenture, if any. The Notes are convertible, subject to certain conditions, into shares of Yahoo common stock at an initial conversion rate of 18.7161 shares per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $53.43 per share), subject to adjustment upon the occurrence of certain events. Upon conversion of the Notes, holders will receive cash, shares of Yahoo’s common stock or a combination thereof, at Yahoo’s election. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock with respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread). As of June 30, 2016, none of the conditions allowing holders of the Notes to convert had been met.

The Notes consist of the following (in thousands):

	December 31,	June 30,
	2015	2016

Liability component:
Principal	$1,437,500	$1,437,500
Less: note discount	(204,015)	(171,221)

Net carrying amount	$1,233,485	$1,266,279

Equity component (*)	$305,569	$305,569

(*)	Recorded on the condensed consolidated balance sheets within additional paid-in capital.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Accretion of convertible note discount	$15,660	$16,505	$31,117	$32,794

The fair value of the Notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of debt instruments (carrying value excludes the equity component of the Notes classified in equity) were as follows (in thousands):

	December 31, 2015		June 30, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value

Convertible senior notes	$1,250,124	$1,233,485	$1,301,113	$1,266,279

Note 12     Commitments And Contingencies

Lease Commitments. The Company leases office space and data centers under operating and capital lease agreements with original lease periods of up to 15 years which expire between 2016 and 2025. A summary of gross and net lease commitments as of June 30, 2016 was as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments

Six months ending December 31, 2016	$58	$(8)	$50
Years ending December 31,
2017	93	(15)	78
2018	67	(11)	56
2019	52	(9)	43
2020	39	(7)	32
2021	30	(6)	24
Due after 5 years	86	(2)	84

Total gross and net lease commitments	$425	$(58)	$367

Capital Lease
Commitments

Six months ending December 31, 2016	$6
Years ending December 31,
2017	11
2018	9
2019	5
2020	-
2021	-
Due after 5 years	3

Gross capital lease commitments	$34

Less: interest	6

Net capital lease commitments included in other accrued expenses and current liabilities and other long-term liabilities	$28

Affiliate Commitments. The Company is obligated to make payments, which represent TAC, to its Affiliates. As of June 30, 2016, these commitments totaled $1,344 million, of which $188 million will be payable in the remainder of 2016, $375 million will be payable in each year from 2017 through 2019, and $31 million will be payable in 2020.

Non-cancelable Obligations. The Company is obligated to make payments under various non-cancelable arrangements with vendors and other business partners, principally for content, bandwidth, and marketing arrangements. As of June 30, 2016, these commitments totaled $139 million, of which $54 million will be payable in the remainder of 2016, $40 million will be payable in 2017, $29 million will be payable in 2018, $4 million will be payable in 2019, $3 million will be payable in 2020, $2 million will be payable in 2021 and $7 million will be payable thereafter.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $13 million through 2023.

Note Payable Obligations. The Company is obligated to make payments for notes payable related to two buildings in Sunnyvale, California. The estimated timing and amounts of payments totaled $54 million, of which $2 million will be payable in the remainder of 2016, $5 million will be payable in each year from 2017 through 2021, and $27 million will be payable thereafter.

Standby Letters of Credit. As of June 30, 2016, the Company had outstanding potential obligations relating to standby letters of credit of $38 million. Standby letters of credit are financial guarantees provided by third parties for ongoing operating liabilities such as leases, utility bills, taxes, and insurance. If any letter of credit is drawn upon by a beneficiary, the Company is obligated to reimburse the provider of the guarantee. The standby letters of credit generally renew annually.

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

As of June 30, 2016, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

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

Stockholder and Securities Matters. On April 22, 2015, a stockholder action captioned Cathy Buch v. David Filo, et al., was filed in the Delaware Court of Chancery against the Company and certain of its current and former directors. The complaint asserts both derivative claims, purportedly on behalf of Yahoo, and class action claims, purportedly on behalf of the plaintiff and all similarly situated stockholders, relating to the termination of, and severance payments made to, our former chief operating officer, Henrique de Castro. The plaintiff claims that certain current and former board members allegedly violated or acquiesced in the violation of the Company’s Bylaws when Mr. de Castro was terminated without cause, and breached fiduciary duties by allowing Yahoo to make allegedly false and misleading statements regarding the value of his severance. The plaintiff has also asserted claims against Mr. de Castro. The plaintiff seeks to have the full Board reassess the propriety of terminating Mr. de Castro without cause, potentially leading to disgorgement in favor of the Company of the severance paid to Mr. de Castro, an equitable accounting, monetary damages, declaratory relief, injunctive relief, and an award of attorneys’ fees and costs. The Company and the individual defendants filed a motion to dismiss the action, which the Court denied in part and granted in part on July 27, 2016.

On January 27, 2016, a stockholder action captioned UCFW Local 1500 Pension Fund v. Marissa Mayer, et al., was filed in the U.S. District Court for the Northern District of California against the Company, and certain current and former officers and directors of the Company. On April 29, 2016, the plaintiff filed an amended complaint. The amended complaint asserts derivative claims, purportedly on behalf of Yahoo, for violations of the Investment Company Act of 1940, breach of fiduciary duty, unjust enrichment, violations of Delaware General Corporation Law Section 124, and violations of California Business & Professions Code Section 17200. The amended complaint seeks to rescind Yahoo’s employment contracts with the individual defendants because those defendants allegedly caused Yahoo to illegally operate as an unregistered investment company. The plaintiff seeks disgorgement in favor of Yahoo, rescission, and an award of attorneys’ fees and costs. In addition, the amended complaint asserts a direct claim against Yahoo for alleged violation of Delaware General Corporation Law Section 124(1), based on the allegation that Yahoo has illegally operated as an unregistered investment company. Pursuant to this claim, the plaintiff seeks injunctive relief preventing Yahoo from entering into any future contracts, including any contracts to sell its assets. The Company has filed a motion to dismiss the action.

TCPA Litigation Concerning Yahoo Messenger. On March 21, 2014 and April 16, 2014, civil complaints were filed in the U.S. District Court for the Northern District of Illinois by plaintiffs Rachel Johnson and Zenaida Calderin, respectively, against the Company, alleging that the process by which Yahoo Messenger sends a notification SMS message in addition to delivering a user’s instant message to a recipient’s cellular telephone constitutes a violation of the Telephone Consumer Protection Act (“TCPA”), 47 U.S.C. § 227. The penalty per violation ranges from $500 to $1,500. The complaints, which were consolidated, seek statutory damages for a purported class of plaintiffs. In January 2016, the District Court denied class certification treatment proposed by plaintiff Calderin, who accepted a $1,500 offer of judgment to resolve her case in its entirety. The District Court certified a class proposed by plaintiff Johnson comprising more than 300,000 potential members. The Company sought permission from the United States Court of Appeals for the Seventh Circuit to appeal the District Court’s certification order, which the Court of Appeals denied. No decision has been made on the merits of plaintiffs’ claims, which the Company is defending vigorously. Trial is scheduled for November 2016. The Company also previously defended related litigation in the United States District Court for the Southern District of California, which denied class certification in September 2015; the case was dismissed with prejudice in March 2016.

The Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters described above. The Company has also determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to the Company’s legal proceedings, including the matters described above, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of June 30, 2016 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo, its subsidiaries, directors, or officers in these matters, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against these claims.

Note 13     Stockholders’ Equity And Employee Benefits

Stock Options. The Company’s Stock Plan, the Directors’ Plan, and stock-based awards assumed through acquisitions (including stock-based commitments related to continued service of acquired employees, such as holdbacks by Yahoo of shares of Yahoo common stock issued to founders of acquired companies in connection with certain of the Company’s acquisitions) are collectively referred to as the “Plans”. Stock option activity under the Company’s Plans for the six months ended June 30, 2016 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2015(1)	6,522	$18.82
Options granted	-	$-
Options exercised(2)	(736)	$14.84
Options expired	(422)	$18.61
Options cancelled/forfeited	(356)	$18.34

Outstanding at June 30, 2016(1)	5,008	$19.46

(1)	Includes shares subject to performance-based stock options for which performance goals had not been set as of the date shown.

(2)	The Company generally issues new shares to satisfy stock option exercises.

As of June 30, 2016, there was $17 million of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1 year.

Restricted Stock and Restricted Stock Units. Restricted stock and restricted stock unit activity under the Plans for the six months ended June 30, 2016 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share

Awarded and unvested at December 31, 2015(1)	28,739	$39.15
Granted(2)	14,057	$34.14
Vested	(7,266)	$31.45
Forfeited	(4,593)	$35.82

Awarded and unvested at June 30, 2016(1)	30,937	$39.18

(1)

Includes the maximum number of shares issuable under the Company’s performance-based restricted stock unit awards (including future-year tranches for which performance goals had not been set) as of the date shown.

(2)

Includes the maximum number of shares issuable under the performance-based restricted stock unit awards granted during the six months ended June 30, 2016 (including future-year tranches for which performance goals had not been set during the period); excludes tranches of previously granted performance-based restricted stock units for which performance goals were set during the six months ended June 30, 2016.

As of June 30, 2016, there was $724 million of unamortized stock-based compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.5 years.

During the six months ended June 30, 2015 and 2016, 9.1 million shares and 7.3 million shares, respectively, that were subject to previously granted restricted stock units, vested. These vested restricted stock units were net share settled. During the six months ended June 30, 2015 and 2016, the Company withheld 3.4 million shares and 2.7 million shares, respectively, based upon the Company’s closing stock price on the vesting date, to satisfy the Company’s tax withholding obligation relating to the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $150 million and $91 million, respectively, for the six months ended June 30, 2015 and 2016 and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

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

Stock Repurchases. In November 2013, the Board authorized a stock repurchase program with an authorized level of $5 billion. The November 2013 program, according to its terms, will expire in December 2016. The aggregate amount remaining under the November 2013 repurchase program was approximately $726 million at June 30, 2016. In March 2015, the Board authorized an additional stock repurchase program with an authorized level of $2 billion. The March 2015 program, according to its terms, will expire in March 2018. The aggregate amount available under the March 2015 repurchase program was $2 billion at June 30, 2016. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the six months ended June 30, 2016, the Company did not repurchase any of its outstanding common stock.

Note 14     Restructuring Charges, Net

Restructuring charges, net consists of employee severance pay and related costs, accelerations of stock-based compensation expense, facility restructuring costs, contract termination and other non-cash charges associated with the exit of facilities, as well as reversals of restructuring charges arising from changes in estimates.

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Employee severance pay and related costs	$7,149	$5,052	$51,149	$49,848
Non-cancelable lease, contract termination, and other charges	13,403	14,030	22,020	19,934
Reversals of previous charges	(790)	(712)	(4,021)	(1,918)
Non-cash accelerations of stock-based compensation expense	-	-	2,705	7,374
Other non-cash (credits) charges, net	(74)	1,014	(933)	1,376

Restructuring charges, net	$19,688	$19,384	$70,920	$76,614

The Company has implemented multiple restructuring plans to reduce its cost structure, align resources with its product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers. For the three months ended June 30, 2015, the Company recorded expense of $12 million, $7 million, and $1 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the six months ended June 30, 2015, the Company recorded expense of $53 million, $14 million, and $4 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the three months ended June 30, 2016, the Company recorded expense of $12 million, $5 million, and $2 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the six months ended June 30, 2016, the Company recorded expense of $60 million, $13 million, and $4 million related to the Americas, EMEA, and Asia Pacific segments, respectively.

The amounts recorded during the six months ended June 30, 2016 were primarily related to the Company’s announced plans in February 2016 to reduce the Company’s workforce by approximately 15 percent by the end of 2016 and exit six offices in Dubai, Mexico City, Buenos Aires, Madrid, Milan and Burbank, California, subject to applicable laws and consultation processes, as a part of the strategic plan to simplify Yahoo’s product portfolio. During the three months ended June 30, 2016, in connection with this action, the Company incurred pre-tax cash charges of $2 million for severance pay expenses and related cash expenditures and pre-tax cash charges of $13 million related to the consolidation and exit of facilities related to non-cancelable lease costs and other related costs. During the six months ended June 30, 2016, in connection with this action, the Company incurred pre-tax cash charges of $46 million for severance pay expenses and related cash expenditures, pre-tax cash charges of $16 million related to the consolidation and exit of facilities related to non-cancelable lease costs and other related costs, pre-tax non-cash charges of $7 million related to stock-based compensation expense and less than $1 million related to impairment costs.

The Company’s restructuring accrual activity for the six months ended June 30, 2016 is summarized as follows (in thousands):

Accrual balance as of December 31, 2015	$65,891
Restructuring charges	76,614
Cash paid	(71,479)
Non-cash accelerations of stock-based compensation expense	(7,374)
Foreign currency translation and other adjustments	(1,355)

Accrual balance as of June 30, 2016	$62,297

The $62 million restructuring liability as of June 30, 2016 consisted of $11 million for employee severance expenses, which the Company expects to pay out by the end of the second quarter of 2017, and $51 million related to non-cancelable lease costs, which the Company expects to pay over the terms of the related obligations through the fourth quarter of 2025, less estimated sublease income.

The restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2015	June 30, 2016

Americas	$47,054	$50,628
EMEA	18,389	11,063
Asia Pacific	448	606

Total restructuring accruals	$65,891	$62,297

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

The Company recorded income tax expense of $58 million and $16 million for the three months ended June 30, 2015 and 2016, respectively. The Company recorded income tax expense of $18 million and income tax benefit of $19 million for the six months ended June 30, 2015 and 2016, respectively. For the three and six months ended June 30, 2015, despite the pre-tax loss, the Company recorded income tax expense, based on forecasted tax expense for fiscal year 2015 as a result of tax expense in profitable jurisdictions being higher than tax benefits anticipated in loss jurisdictions. The income tax provision/benefit for the three and six months ended June 30, 2016 included tax expenses associated with the Company’s gain from sale of its real estate property in Santa Clara, California, offset by tax benefits from the Company’s loss before income taxes and earnings in equity interests and its Tumblr intangible assets impairment charge.

As of June 30, 2016, the Company does not anticipate repatriating its undistributed foreign earnings of approximately $3.3 billion. Those earnings are principally related to its equity method investment in Yahoo Japan. If those earnings were to be repatriated in the future, the Company may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

During the six months ended June 30, 2016, the Company received a cash tax refund of $190 million associated with the Company’s claim to carry back its 2015 losses and tax attributes to earlier taxable years.

The Company’s gross amount of unrecognized tax benefits as of June 30, 2016 was $1.1 billion, of which $1.0 billion is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of June 30, 2016 increased by $6 million from the recorded balance as of December 31, 2015. The increase mainly related to transfer prices in different tax jurisdictions, offset by audit settlements for previous taxable years.

The Company is in various stages of examination and appeal in connection with its taxes both in the United States and in foreign jurisdictions. Those audits generally span tax years 2005 through 2014. As of June 30, 2016, the Company’s 2011 through 2013 U.S. federal income tax returns are currently under examination. The Company has appealed the California Franchise Tax Board’s proposed adjustments to the 2005 through 2008 returns, but no formal conclusions have been received to date. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions are expected to be resolved in the foreseeable future. The Company believes that it has adequately provided for any reasonably foreseeable adverse adjustment to its tax returns and that any settlement will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows. It is reasonably possible that the Company’s unrecognized tax benefits could be reduced by up to approximately $10 million in the next twelve months.

In the six months ended June 30, 2015, the Company satisfied the $3.3 billion income tax liability related to the sale by Yahoo! Hong Kong Holdings Limited, the Company’s wholly-owned subsidiary, of Alibaba Group American Depositary Shares (“ADSs”) in the Alibaba Group IPO on September 24, 2014. As of June 30, 2016 the Company accrued deferred tax liabilities of $12.3 billion associated with the 384 million ordinary shares of Alibaba Group (“Alibaba Group shares”) retained by the Company. Such deferred tax liabilities are subject to periodic adjustments due to changes in the fair value of the Alibaba Group shares.

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

Tax authorities from the Brazilian State of Sao Paulo have assessed certain indirect taxes against the Company’s Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment is for calendar years 2008 through 2011 and as of June 30, 2016 totals approximately $110 million. The Company currently believes the assessment is without merit. The Company believes the risk of loss is remote and has not recorded an accrual for the assessment.

Note 16     Segments

The Company continues to manage its business geographically. The primary areas of measurement and decision-making are Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. Management relies on an internal reporting process that provides revenue, revenue ex-TAC (which is defined as revenue less cost of revenue—TAC), direct costs excluding TAC by segment, and consolidated loss from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, the Company’s segments.

The following tables present summarized information by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Revenue by segment(1):
Americas	$992,210	$1,055,068	$1,976,931	$1,916,607
EMEA	85,830	103,134	166,916	180,057
Asia Pacific	165,225	149,435	325,388	298,125

Total Revenue	$1,243,265	$1,307,637	$2,469,235	$2,394,789

TAC by segment(1):
Americas	$180,822	$413,194	$347,477	$618,065
EMEA	12,950	42,330	24,654	54,839
Asia Pacific	6,458	10,962	11,238	21,345

Total TAC	$200,230	$466,486	$383,369	$694,249

Revenue ex-TAC by segment:
Americas	$811,388	$641,874	$1,629,454	$1,298,542
EMEA	72,880	60,804	142,262	125,218
Asia Pacific	158,767	138,473	314,150	276,780

Total Revenue ex-TAC	1,043,035	841,151	2,085,866	1,700,540

Direct costs by segment(2) :
Americas	78,705	65,766	139,584	138,274
EMEA	20,567	18,894	40,751	39,503
Asia Pacific	51,820	47,144	102,552	91,792
Global operating costs(3)	647,340	552,271	1,329,263	1,137,307
Gain on sale of patents and land	(9,100)	(120,059)	(11,100)	(121,559)
Goodwill impairment charge	-	394,901	-	394,901
Intangible assets impairment charge	-	87,335	-	87,335
Depreciation and amortization	153,679	133,227	305,218	272,892
Stock-based compensation expense	125,130	131,964	240,826	240,371
Restructuring charges, net	19,688	19,384	70,920	76,614

Loss from operations	$(44,794)	$(489,676)	$(132,148)	$(656,890)

(1)

Commencing in the second quarter of 2016, TAC payments related to the Microsoft Search Agreement, which previously would have been recorded as a reduction of revenue, began to be recorded as cost of revenue—TAC due to a required change in revenue presentation. See Note 1—“The Company And Summary Of Significant Accounting Policies” and Note 17—“Microsoft Search Agreement” for additional information.

(2)

Direct costs for each segment include certain cost of revenue—other and costs associated with the local sales teams. Prior to the second quarter of 2016, certain account management costs associated with Yahoo Properties were managed locally and included as direct costs for each segment. Prior period amounts have been revised to conform to the current presentation.

(3)

Global operating costs include product development, marketing, real estate workplace, general and administrative, account management costs, and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment. Beginning in the second quarter of 2016, certain account management costs associated with Yahoo Properties are managed globally and included as global costs. Prior period amounts have been revised to conform to the current presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Capital expenditures, net:
Americas(1)	$139,935	$(176,879)	$238,720	$(112,535)
EMEA	6,978	3,949	14,648	8,819
Asia Pacific	8,529	3,280	13,527	10,165

Total capital expenditures, net	$155,442	$(169,650)	$266,895	$(93,551)

(1)

The three and six months ended June 30, 2016 includes net proceeds of $246 million associated with the sale of certain property assets located in Santa Clara, California. See Note 4—“Acquisitions and Dispositions” for additional information.

	December 31, 2015	June 30, 2016

Property and equipment, net:
Americas:
U.S.	$1,447,995	$1,229,100
Other	353	2,440

Total Americas	$1,448,348	$1,231,540

EMEA	33,940	31,883
Asia Pacific	65,035	62,819

Total property and equipment, net	$1,547,323	$1,326,242

See Note 5—“Goodwill” and Note 14—“Restructuring Charges, Net” for additional information regarding segments.

Enterprise Wide Disclosures

The following tables present revenue for groups of similar services and revenue by U.S. and international markets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Search(1)(2)	$528,215	$711,496	$1,070,307	$1,203,377
Display(1)	503,328	469,537	970,266	932,556
Other(1)	211,722	126,604	428,662	258,856

Total revenue	$1,243,265	$1,307,637	$2,469,235	$2,394,789

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Revenue:(2)
U.S.	$965,228	$1,026,540	$1,928,739	$1,867,339
International	278,037	281,097	540,496	527,450

Total revenue	$1,243,265	$1,307,637	$2,469,235	$2,394,789

(1)

At the beginning of 2016, the Company reclassified certain amounts from other revenue to either search or display revenue. Prior period amounts have been revised to conform to the current presentation. For the three months ended June 30, 2015, to conform to the current presentation, the Company reclassified $7.1 million and $3.0 million to search and display revenue, respectively, previously included in other revenue. For the six months ended June 30, 2015, to conform to the current presentation, the Company reclassified $17.5 million and $6.2 million to search and display revenue, respectively, previously included in other revenue.

(2)

Commencing in the second quarter of 2016, TAC payments related to the Microsoft Search Agreement, which previously would have been recorded as a reduction of revenue, began to be recorded as cost of revenue—TAC due to a required change in revenue presentation. See Note 1—“The Company And Summary Of Significant Accounting Policies” and Note 17—“Microsoft Search Agreement” for additional information.

Revenue is attributed to individual countries according to the online property that generated the revenue. No single foreign country accounted for more than 10 percent of the Company’s revenue for the three or six months ended June 30, 2015 and 2016.

Note 17     Microsoft Search Agreement

On December 4, 2009, the Company entered into the Microsoft Search Agreement. On February 18, 2010, the Company received regulatory clearance from both the U.S. Department of Justice and the European Commission and on February 23, 2010 the Company commenced implementation of the Microsoft Search Agreement on a market-by-market basis.

On April 15, 2015, the Company and Microsoft entered into the Eleventh Amendment pursuant to which the terms of the Microsoft Search Agreement were amended. Previously under the Microsoft Search Agreement, Microsoft was the exclusive algorithmic and paid search services provider to Yahoo on personal computers for Yahoo Properties and for search services provided by Yahoo to Affiliate sites. Microsoft was the non-exclusive provider on mobile devices. Pursuant to the Eleventh Amendment, Microsoft will provide such services on a non-exclusive basis for Yahoo Properties and Affiliate sites on all devices. Commencing on May 1, 2015, Yahoo agreed to the Volume Commitment and displays only Microsoft’s paid search results on such search result pages.

Prior to the Eleventh Amendment, the Company was entitled to receive the Revenue Share Rate with respect to revenue generated from paid search results on Yahoo Properties and on Affiliate sites after deduction of the Affiliate sites’ share of revenue and certain Microsoft costs. The Revenue Share Rate was 88 percent for the first five years of the Microsoft Search Agreement and then increased to 90 percent on February 23, 2015. Pursuant to the Eleventh Amendment, the Revenue Share Rate increased to 93 percent, but Microsoft now receives its 7 percent revenue share before deduction of the Affiliate site’s share of revenue. The Company is responsible for paying the Affiliate for the Affiliate site’s share of revenue.

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

Previously under the Microsoft Search Agreement, Yahoo had sales exclusivity for both the Company’s and Microsoft’s premium advertisers. For reporting periods ending December 31, 2014 and 2015, and March 31, 2016, TAC related to the Company’s Microsoft Search Agreement was recorded as a reduction of revenue. Pursuant to the Eleventh Amendment, the Company completed the transition of its exclusive sales responsibilities to Microsoft for Microsoft’s paid search services to premium advertisers in the United States, Canada, and Europe on April 1, 2016 and in its remaining markets (other than Taiwan and Hong Kong) on June 1, 2016. Following the transition in each respective market, Yahoo is considered the principal in the sale of traffic to Microsoft and other customers because Yahoo is the primary obligor in its arrangements with Microsoft and has discretion in how search queries from Affiliate sites will be fulfilled and monetized. As a result, the amounts paid to Affiliates under the Microsoft Search Agreement in the transitioned markets are recorded as cost of revenue—TAC rather than as a reduction to GAAP revenue, resulting in GAAP revenue from the Microsoft Search Agreement being reported on a gross rather than net basis.

Effective June 3, 2016, the Company and Microsoft further amended the Microsoft Search Agreement to provide that sales responsibilities for premium advertisers in Taiwan and Hong Kong will not be transitioned. TAC in those markets will continue to be reported as a reduction to revenue.

The term of the Microsoft Search Agreement is 10 years from its commencement date, February 23, 2010, subject to earlier termination as provided in the Microsoft Search Agreement. As October 1, 2015, either the Company or Microsoft may terminate the Microsoft Search Agreement by delivering a written notice of termination to the other party. The Microsoft Search Agreement will remain in effect for four months from the date of the termination notice to provide for a transition period; however, the Company’s Volume Commitment will not apply in the third and fourth months of this transition period.

Approximately 37 percent and 40 percent of the Company’s revenue for the three months ended June 30, 2015 and 2016, respectively, was attributable to the Microsoft Search Agreement, and approximately 38 percent and 35 percent of the Company’s revenue for the six months ended June 30, 2015 and 2016, respectively, was attributable to the Microsoft Search Agreement. Commencing in the second quarter of 2016, TAC payments related to the Microsoft Search Agreement for transitioned markets, which previously would have been recorded as a reduction of revenue, began to be recorded as a cost of revenue due to a required change in revenue presentation. During the three months ended June 30, 2016, $252 million of GAAP revenue and cost of revenue—TAC was due to the change in revenue presentation. See Note 1—“The Company And Summary Of Significant Accounting Policies” for additional information on change in revenue presentation.

The Company’s uncollected revenue share in connection with the Microsoft Search Agreement was $267 million and $357 million, which is included in accounts receivable, net, as of December 31, 2015 and June 30, 2016, respectively.

On December 4, 2009, in connection with entering into the Microsoft Search Agreement, the Company also entered into a License Agreement with Microsoft (as amended, the “License Agreement”). Under the License Agreement, Microsoft acquired an exclusive 10-year license to the Company’s core search technology and has the ability to integrate this technology into its existing Web search platforms. Pursuant to the Eleventh Amendment, the exclusive licenses granted to Microsoft under the License Agreement became non-exclusive. The Company also agreed pursuant to the Eleventh Amendment to license certain sales tools to Microsoft to use solely in connection with Microsoft’s paid search services pursuant to the terms of the License Agreement.

Note 18     Subsequent Events

Definitive Agreement with Verizon. On July 23, 2016, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Verizon Communications Inc. (“Verizon”), pursuant to which the Company agreed to sell, and Verizon agreed to purchase (the “Sale”), all of the outstanding shares of Yahoo Holdings, Inc., a newly formed wholly-owned subsidiary of the Company (“Yahoo Holdings”), which, immediately prior to the consummation of the Sale, will own the Company’s operating business. The consideration to be paid by Verizon to the Company in connection with the Sale is $4,825,800,000 in cash, subject to certain adjustments as provided in the Stock Purchase Agreement.

Concurrently with the execution of the Stock Purchase Agreement, the Company entered into a Reorganization Agreement (the “Reorganization Agreement”) with Yahoo Holdings, pursuant to which the Company will, prior to the consummation of the Sale, transfer all of its assets and liabilities relating to the operating business of Yahoo, other than specific excluded assets and retained liabilities, to Yahoo Holdings (the “Reorganization”). Verizon will also receive for its benefit and that of its current and certain future affiliates, a non-exclusive, worldwide, perpetual, royalty-free license to certain intellectual property not core to the operating business held by Excalibur IP, LLC, a wholly-owned subsidiary of the Company (“Excalibur”), that is not being conveyed with the operating business.

The excluded assets include cash and marketable securities as of the consummation of the Sale, the Company’s equity interests in Alibaba Group, Yahoo Japan, certain other minority equity investments, and all of the equity in Excalibur. The retained liabilities will include the Notes. Following the closing of the Sale, the excluded assets and retained liabilities will remain in the Company, which will be renamed and will become an independent, publicly traded management investment company registered under the Investment Company Act of 1940.

The consummation of the Sale is subject to certain conditions, including, among others, the approval of the Sale by Yahoo’s stockholders, antitrust approvals, the closing of the Reorganization, and certain other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo,” the “Company,” “we,” or “us”), is a guide to digital information discovery, focused on informing, connecting, and entertaining our users through our search, communications, and digital content products. By creating highly personalized experiences, we help users discover the information that matters most to them around the world — on mobile or desktop. We create value for advertisers with a streamlined, simple advertising technology stack that leverages Yahoo’s data, content, and technology to connect advertisers with their target audiences. Advertisers can build their businesses through advertising to targeted audiences on our online properties and services (“Yahoo Properties”) and a distribution network of third party entities (“Affiliates”) who integrate our advertising offerings into their websites or other offerings (“Affiliate sites”). Our revenue is generated principally from search and display advertising. We continue to manage and measure our business geographically, principally in the Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. As of June 30, 2016, we had approximately 8,800 full-time employees after excluding employees under notice of termination and approximately 700 contractors.

In the following Management’s Discussion and Analysis, we provide information regarding the following areas:

•	Recent Developments;

•	Significant Transactions;

•	Key Financial Metrics;

•	Results of Operations;

•	Segment Reporting;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates; and

•	Recent Accounting Pronouncements.

Recent Developments

Strategic Plan

On February 2, 2016, we announced a strategic plan to simplify Yahoo, narrowing our focus on areas of strength to fuel growth, drive revenue, and increase efficiency in 2016 and beyond. This plan includes simplifying our product portfolio, reducing costs and exploring divestiture of non-core assets.

In the first half of 2016, we began simplifying our product portfolio and exited our Food, Health, Parenting, Makers, and Travel digital magazines, as well as our Autos, Games, Real Estate and Smart TV products, and focused on our core verticals (News, Sports, Finance and Lifestyle). In the six months ended June 30, 2016, we substantially completed six planned office closures and reduced our workforce by 15 percent. Additionally, we completed the sale of our Santa Clara land and received $246 million in net cash proceeds.

Pending Sale of the Operating Business to Verizon Communications Inc.

In February, 2016, our Board formed a Strategic Review Committee of independent directors to consider strategic alternatives for the Company, including a sale of our operating business. On July 23, 2016, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Verizon Communications Inc. (“Verizon”), pursuant to which we have agreed to sell, and Verizon has agreed to purchase (the “Sale”), all of the outstanding shares of Yahoo Holdings, Inc., a newly formed wholly-owned subsidiary of Yahoo (“Yahoo Holdings”), which, immediately prior to the consummation of the Sale will own our operating business. The aggregate consideration to be paid to us by Verizon in connection with the Sale is $4,825,800,000 in cash, subject to certain adjustments as provided in the Stock Purchase Agreement.

Concurrently with the execution of the Stock Purchase Agreement, we entered into a Reorganization Agreement (the “Reorganization Agreement”) with Yahoo Holdings, pursuant to which we will, prior to the consummation of the Sale, transfer all of our assets and liabilities relating to our operating business, other than specific excluded assets and retained liabilities, to Yahoo Holdings (the “Reorganization”). Verizon will also receive for its benefit and that of its current and certain future affiliates, a non-exclusive, worldwide, perpetual, royalty-free license to certain intellectual property not core to the operating business held by Excalibur IP, LLC, a wholly-owned subsidiary of the Company (“Excalibur”), that is not being conveyed with the operating business.

The excluded assets include cash and marketable securities as of the closing of the Sale, our equity interests in Alibaba Group, Yahoo Japan, certain other minority equity investments, and all of the equity in Excalibur. The retained liabilities will include the 0.00% Convertible Senior Notes due 2018 (“Notes”) we issued in November 2013. Following the closing of the Sale, the excluded assets and retained liabilities will remain in Yahoo which will be renamed and will become an independent, publicly traded, management investment company registered under the Investment Company Act of 1940.

The closing of the Sale is subject to certain conditions, including, among others, the approval of the Sale by our stockholders, antitrust approvals, the closing of the Reorganization, and certain other customary closing conditions.

The Stock Purchase Agreement may be terminated by us or Verizon in certain circumstances. If the Stock Purchase Agreement is terminated, we may be required to pay Verizon a termination fee of $144,774,000 in certain circumstances, including if we terminate the Stock Purchase Agreement to enter into a superior proposal satisfying certain requirements.

Under the terms of the Stock Purchase Agreement, each of our stock options outstanding immediately prior to the closing will, if not already vested, become fully vested as of the closing and will remain outstanding, and we will retain all liabilities and obligations with respect to such outstanding stock options. Each restricted stock unit (an “RSU”) of the Company that is outstanding immediately prior to the closing will generally receive in substitution therefor a cash-settled Verizon RSU award, and will be subject to the same vesting and other terms and conditions as the Yahoo RSUs.

The Sale is expected to close in the first quarter of 2017.

Significant Transactions

Microsoft Search Agreement

The term of the Search and Advertising Services and Sales Agreement (“Microsoft Search Agreement”) with Microsoft Corporation (“Microsoft”) is 10 years from its commencement date, February 23, 2010, subject to earlier termination as provided in the Microsoft Search Agreement. Under the current terms of the Microsoft Search Agreement, as amended on April 15, 2015 by the Eleventh Amendment to the Microsoft Search Agreement (the “Eleventh Amendment”), we are entitled to receive a percentage of the revenue (the “Revenue Share Rate”) generated from Microsoft’s services on Yahoo Properties and on Affiliate sites equal to 93 percent. Microsoft receives its 7 percent revenue share before deduction of the Affiliate site’s share of revenue. Yahoo is responsible for paying the Affiliate for the Affiliate site’s share of revenue. Pursuant to the Eleventh Amendment, commencing on May 1, 2015, we also agreed to request paid search results from Microsoft for 51 percent of our search queries originating from personal computers accessing Yahoo Properties and our Affiliate sites and will display only Microsoft’s paid search results on such search result pages.

For reporting periods ended December 31, 2014 and 2015, and March 31, 2016, TAC related to our Microsoft Search Agreement was recorded as a reduction of revenue. Pursuant to the Eleventh Amendment to the Microsoft Search Agreement, the Company completed the transition of its exclusive sales responsibilities to Microsoft for Microsoft’s paid search services to premium advertisers in the United States, Canada, and Europe on April 1, 2016 and in its remaining markets (other than Taiwan and Hong Kong) on June 1, 2016. Following the transition in each respective market, we are considered the principal in the sale of traffic to Microsoft and other customers because we are the primary obligor in our arrangements with Microsoft and have discretion in how search queries from Affiliate sites will be fulfilled and monetized. As a result, amounts paid to Affiliates under the Microsoft Search Agreement in the transitioned markets are recorded as cost of revenue — TAC rather than as a reduction to revenue, resulting in GAAP revenue from the Microsoft Search Agreement being reported on a gross rather than a net basis.

Effective June 3, 2016, Yahoo and Microsoft further amended the Microsoft Search Agreement to provide that sales responsibilities for premium advertisers in Taiwan and Hong Kong will not be transitioned. TAC in those markets will continue to be reported as a reduction to revenue.

The table below illustrates the impact of the implementation of the Eleventh Amendment for the periods presented and sets out the amounts paid to Affiliates related to the Microsoft Search Agreement during the three and six months ended June 30, 2015 and 2016, respectively, that that were recorded as cost of revenue — TAC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Cost of revenue — TAC(*)	$-	$252,331	$-	$252,331
Reduction of revenue	$332,589	$2,377	$687,891	$273,705

(*)	Includes $218 million in the Americas segment, $33 million in the EMEA segment and $1 million in the Asia Pacific segment.

Revenue under the Microsoft Search Agreement represented approximately 37 percent and 40 percent of our revenue for the three months ended June 30, 2015 and 2016, respectively. The increase in revenue from Microsoft year-over-year is due to the change in revenue presentation related to the Eleventh Amendment that took place in the second quarter of 2016 for which we now account for amounts paid to Affiliates in transitioned markets as cost of revenue — TAC rather than as a reduction to GAAP revenue, resulting in revenue from the Microsoft Search Agreement being reported on a gross rather than net basis. This was partially offset by a shift in composition of revenue due to the use of Google and Gemini (our unified marketplace for search and native advertising on Yahoo Properties and Affiliate sites) to source search results and advertisements as allowed by the Eleventh Amendment.

Revenue under the Microsoft Search Agreement represented approximately 38 percent and 35 percent of our revenue for the six months ended June 30, 2015 and 2016, respectively. The decline in revenue from Microsoft year-over-year is due to the use of Google and Gemini. This was partially offset by an increase in revenue from Microsoft due to the change in revenue presentation related to the Eleventh Amendment to the Microsoft Search Agreement, noted above.

See Note 17—“Microsoft Search Agreement” in the Notes to our condensed consolidated financial statements for additional information.

Key Financial Metrics

The key financial metrics we use are as follows: revenue; revenue less traffic acquisition costs (“TAC”), or revenue ex-TAC; loss from operations; adjusted EBITDA; net loss attributable to Yahoo! Inc.; net cash provided by (used in) operating activities; and free cash flow. Revenue ex-TAC, adjusted EBITDA, and free cash flow are financial measures that are not defined in accordance with U.S. generally accepted accounting principles (“GAAP”). We use these non-GAAP financial measures for internal managerial purposes and to facilitate period-to-period comparisons.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

	(in thousands)
Revenue	$1,243,265	$1,307,637	$2,469,235	$2,394,789
Revenue ex-TAC	$1,043,035	$841,151	$2,085,866	$1,700,540
Loss from operations(1)	$(44,794)	$(489,676)	$(132,148)	$(656,890)
Net loss attributable to Yahoo! Inc.	$(21,554)	$(439,913)	$(356)	$(539,145)
Adjusted EBITDA	$261,703	$172,369	$492,816	$319,441
Net cash provided by (used in) operating activities	$307,952	$409,930	$(2,652,987)	$775,698
Free cash flow(2)(3)	$(24,780)	$425,646	$(3,059,702)	$722,841

(1) Includes:
Stock-based compensation expense	$125,130	$131,964	$240,826	$240,371
Restructuring charges, net	$19,688	$19,384	$70,920	$76,614
Goodwill impairment charge	$-	$394,901	$-	$394,901
Intangible assets impairment charge	$-	$87,335	$-	$87,335

(2)

During the six months ended June 30, 2015, we satisfied the $3.3 billion income tax liability related to the sale of Alibaba Group Holding Limited (“Alibaba Group”) American Depositary Shares (“ADSs”) in September 2014.

(3)

During the three and six months ended June 30, 2016, we received net cash proceeds from the sale of land of $246 million and during the six months ended June 30, 2016, we received a cash tax refund of $190 million associated with our claim to carry back our 2015 losses and tax attributes to earlier taxable years.

Revenue ex-TAC. Revenue ex-TAC is a non-GAAP financial measure defined as GAAP revenue less TAC that has been recorded as a cost of revenue. TAC consists of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo Properties. TAC is recorded either as a reduction of revenue or as cost of revenue.

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure defined as net loss attributable to Yahoo! Inc. before taxes, depreciation, amortization of intangible assets, stock-based compensation expense, other (expense) income, net (which includes interest), earnings in equity interests, net income attributable to noncontrolling interests, and other gains, losses, and expenses that we do not believe are indicative of our ongoing results.

Free Cash Flow. Free cash flow is a non-GAAP financial measure defined as net cash (used in) provided by operating activities (adjusted to include excess tax benefits from stock-based awards), less acquisition of property and equipment, net (i.e., acquisition of property and equipment less proceeds received from disposition of property and equipment including land), and dividends received from equity investees.

For additional information about these non-GAAP financial measures, see “Non-GAAP Financial Measures” included in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In this Management’s Discussion and Analysis, we also present adjusted GAAP revenue and cost of revenue — TAC amounts that exclude the effect of the change in revenue presentation related to implementation of the Eleventh Amendment to the Microsoft Search Agreement during the second quarter of 2016. We believe providing this additional information to investors is useful because it provides investors with comparable revenue and cost of revenue — TAC measures for comparison to our historical reported financial information.

Revenue and Revenue ex-TAC (a Non-GAAP Financial Measure)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2016	% Change	2015	2016	% Change

	(dollars in thousands)
Revenue	$1,243,265	$1,307,637	5%	$2,469,235	$2,394,789	(3)%
Less: TAC	200,230	466,486	133%	383,369	694,249	81%

Revenue ex-TAC	$1,043,035	$841,151	(19)%	$2,085,866	$1,700,540	(18)%

For the three months ended June 30, 2016, revenue and TAC increased $64 million and $266 million, respectively, compared to the same period of 2015. For the three months ended June 30, 2016, revenue ex-TAC decreased $202 million compared to the same period of 2015. The increase in revenue for the three months ended June 30, 2016 was primarily attributable to an increase in search revenue of $183 million, partially offset by a decline in display and other revenue of $34 million and $85 million, respectively. The increase in search revenue was primarily due to the change in revenue presentation related to the implementation of the Eleventh Amendment to the Microsoft Search Agreement that took place in the second quarter of 2016 for which we now record amounts paid to Affiliates in transitioned markets as cost of revenue — TAC rather than as a reduction to GAAP revenue, resulting in revenue from the Microsoft Search Agreement being reported on a gross rather than net basis. The revenue and TAC increase from the change in revenue presentation was $252 million for the three months ended June 30, 2016. See “Significant Transactions—Microsoft Search Agreement”, above, for further detail. Excluding the impact of the change in revenue presentation, noted above, search revenue declined $69 million, or 13 percent, primarily in the Americas segment due to a decline in Paid Clicks on Yahoo Properties and Affiliate sites driven by a decline in traffic, partially offset by an increase in Affiliate site revenue due to improved pricing. The decline in display revenue was primarily due to a decline in revenue from Affiliate sites and, to a lesser extent, a decline in revenue from Yahoo Properties. The decline in revenue from Affiliate sites was primarily driven by a decline in video and audience advertising partially offset by an increase in native advertising. The decline in revenue from Yahoo Properties was primarily driven by a decline in premium advertising, partially offset by an increase from audience advertising. The decline in other revenue was primarily attributable to the completion of recognition of deferred revenue under the Technology and Intellectual Property License Agreement (the “TIPLA”) with Alibaba Group in which we recognized $69 million in the three months ended June 30, 2015.

For the six months ended June 30, 2016, revenue decreased $74 million and TAC increased $311 million compared to the same period of 2015. For the six months ended June 30, 2016, revenue ex-TAC decreased $385 million, compared to the same period of 2015. The decrease in revenue for the six months ended June 30, 2016 was primarily attributable to a decline in display and other revenue of $38 million and $170 million, respectively, partially offset by an increase in search revenue of $133 million. The decline in display revenue was primarily due to a decline in revenue on Yahoo Properties from premium advertising and, to a lesser extent, native advertising, partially offset by an increase from audience advertising. The decline in display revenue from Yahoo Properties was offset slightly by an increase in revenue from Affiliate sites primarily related to native advertising partially offset by declines in video and audience advertising. The decline in other revenue was primarily attributable to the completion of recognition of deferred revenue under the TIPLA with Alibaba Group pursuant to which we recognized $139 million in the six months ended June 30, 2015. The increase in search revenue was primarily due to the change in revenue presentation related to the implementation of the Eleventh Amendment to the Microsoft Search Agreement, as noted above. The revenue and TAC increase from the change in revenue presentation was $252 million for the six months ended June 30, 2016. Excluding the impact of the change in revenue presentation, search revenue declined $119 million, or 11 percent, primarily in the Americas segment due to a decline in Paid Clicks on Yahoo Properties and Affiliate sites driven by a decline in traffic, partially offset by an increase in Affiliate site revenue due to improved pricing.

Total revenue noted above included declines of $18 million and $35 million in revenue for the three and six months ended June 30, 2016, respectively, as compared to the same periods of 2015, associated with the agreement we entered into with Mozilla Corporation (“Mozilla”) in November 2014 to compensate Mozilla for making us the default search provider on certain of Mozilla’s products in the United States. TAC associated with the Mozilla Agreement for both the three and six months ended June 30, 2016 was flat compared to the same periods of 2015.

See “Results of Operations” for a more detailed discussion of the factors that contributed to the changes in revenue and TAC during this period.

We expect 2016 revenue to be similar to the amount reported in 2015 primarily due to the change in revenue presentation related to the Microsoft Search Agreement. Excluding the impact of the change in revenue presentation related to the Microsoft Search Agreement, revenue is expected to decline from the amount reported in 2015 as a result of the completion of recognition of deferred revenue under the TIPLA with Alibaba Group, strategic product exits, declines in our legacy desktop display business and a decline in mobile and desktop search.

Mavens Revenue

One of our primary strategies is to invest in and grow our Mavens offerings. Revenue from our Mavens offerings is generated from, without duplication, (i) mobile (as defined below), (ii) video ads and video ad packages, (iii) native ads, and (iv) Tumblr and Polyvore ads and fees.

Mavens revenue for the three months ended June 30, 2016 increased to $504 million, compared to $401 million for the three months ended June 30, 2015. Mavens revenue for the six months ended June 30, 2016 increased to $894 million, compared to $767 million for the six months ended June 30, 2015. The change in revenue presentation associated with the Eleventh Amendment to the Microsoft Search Agreement contributed $119 million to Mavens revenue in the three and six months ended June 30, 2016. Excluding the impact of the revenue presentation noted above, Mavens revenue would have been $385 million and $775 million, respectively, for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2016, excluding the change in revenue presentation, Mavens revenue declined $16 million, or 4 percent, and increased $8 million, or 1 percent, respectively, compared to the same periods of 2015. The decline in Mavens revenue for the three months ended June 30, 2016 was primarily attributable to a decline in video advertising on Affiliate sites associated with pricing and demand, partially offset by an increase in video advertising on Yahoo Properties due to an increase in supply. The increase in Mavens revenue for the six months ended June 30, 2016 was primarily related to growth in native advertising on mobile devices, partially offset by a decline in video advertising on Affiliate sites associated with pricing and demand.

We expect our Mavens revenue to be higher in 2016 from the amount reported in 2015. Excluding the impact of the change in revenue presentation related to the Microsoft Search Agreement, Mavens revenue is expected to decline from the amount reported in 2015 based on trends observed during the first six months of 2016.

Mobile Revenue

With the significant platform shift to mobile devices, including smartphones and tablets, we continue to focus on mobile products and mobile ad formats. In the second quarter of 2016, we continued to refresh the user experience on mobile with the launch of new Yahoo Sports and Finance apps that provide a more personalized experience. As of June 30, 2016, we had more than 600 million monthly mobile users (including mobile Tumblr users).

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

Mobile revenue for the three months ended June 30, 2016 increased to $378 million, compared to $252 million for the three months ended June 30, 2015. Mobile revenue for the six months ended June 30, 2016 increased to $638 million, compared to $485 million for the six months ended June 30, 2015. The change in revenue presentation associated with the Eleventh Amendment to the Microsoft Search Agreement contributed $119 million to mobile revenue in the three and six months ended June 30, 2016. Excluding the impact of the revenue presentation, noted above, mobile revenue would have been $259 million and $519 million, respectively, for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2016, excluding the change in revenue presentation, mobile revenue increased $7 million, or 3 percent and $34 million, or 7 percent, respectively, compared to the same periods of 2015. The increase in mobile revenue for the three and six months ended June 30, 2016 was primarily attributable to growth in native advertising associated with an increase in volume from Affiliate sites and video from the BrightRoll platform.

We expect our mobile revenue to be higher in 2016 from the amount reported in 2015. Excluding the impact of the change in revenue presentation related to the Microsoft Search Agreement, mobile revenue is expected to decline from the amount reported in 2015.

TAC rates that we pay to Affiliates for Mavens and mobile are substantially consistent with our TAC rates for our other revenue streams.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

	(dollars in thousands)
Total revenue	$1,243,265	$1,307,637	$2,469,235	$2,394,789
Total operating expenses(1)	1,288,059	1,797,313	2,601,383	3,051,679

Loss from operations	$(44,794)	$(489,676)	$(132,148)	$(656,890)

(1) Includes:
Stock-based compensation expense	$125,130	$131,964	$240,826	$240,371
Restructuring charges, net	$19,688	$19,384	$70,920	$76,614
Goodwill impairment charge	$-	$394,901	$-	$394,901
Intangible assets impairment charge	$-	$87,335	$-	$87,335
Items as a percentage of revenue
Total revenue	100%	100%	100%	100%
Total operating expenses	104%	137%	105%	127%

Loss from operations	(4)%	(37)%	(5)%	(27)%

Includes:
Stock-based compensation expense	10%	10%	10%	10%

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

In the first quarter of 2016, we reclassified certain amounts from other revenue to either search or display revenue. To conform to the current presentation, we reclassified $7.1 million and $3.0 million to search and display revenue, respectively, previously included in other revenue for the three months ended June 30, 2015, and we reclassified $17.5 million and $6.2 million to search and display revenue, respectively, previously included in other revenue for the six months ended June 30, 2015.

Search Revenue

The following table presents search revenue and search revenue as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Search
Yahoo Properties	$470,062	$488,290	$955,982	$887,597
Affiliate sites	58,153	223,206	114,325	315,780

Total search revenue	$528,215	$711,496	$1,070,307	$1,203,377

Search as a percentage of total revenue
Yahoo Properties	38%	37%	39%	37%
Affiliate sites	5%	17%	4%	13%

Total search revenue	43%	54%	43%	50%

Search revenue for the three and six months ended June 30, 2016 increased $183 million and $133 million, respectively, compared to the same periods of 2015. The increase in search revenue was primarily due to the change in the revenue presentation associated with the Eleventh Amendment to the Microsoft Search Agreement that took place in the second quarter of 2016 for which we now record amounts paid to Affiliates in transitioned markets as cost of revenue — TAC rather than as a reduction to GAAP revenue, resulting in revenue from the Microsoft Search Agreement being reported on a gross rather than net basis. The revenue and TAC increase from the change in revenue presentation was $252 million for both the three and six months ended June 30, 2016. See “Significant Transactions—Microsoft Search Agreement”, above, for further detail. Excluding the impact of the change in revenue presentation, noted above, search revenue for the three and six months ended June 30, 2016 declined $69 million, or 13 percent, and $119 million, or 11 percent, respectively, primarily in the Americas segment due to a decline in Paid Clicks on Yahoo Properties and Affiliate sites driven by a decline in traffic. For the three and six months ended June 30, 2016, despite the decline in Paid Clicks on Affiliate sites, advertising revenue on Affiliate sites grew by $25 million and $61 million, respectively (excluding the impact of the change in revenue presentation) due to improved Price-per-Click in the Americas segment associated with a significant reduction in lower monetizing Affiliate clicks as compared to the same periods of 2015.

Display Revenue

The following table presents display revenue and display revenue as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Display
Yahoo Properties	$363,078	$352,761	$719,624	$679,901
Affiliate sites	140,250	116,776	250,642	252,655

Total display revenue	$503,328	$469,537	$970,266	$932,556

Display as a percentage of total revenue
Yahoo Properties	29%	27%	29%	28%
Affiliate sites	11%	9%	10%	11%

Total display revenue	40%	36%	39%	39%

During the first quarter of 2016, we changed the account coding for certain transactions to properly reflect the allocation of display revenue between Yahoo Properties and Affiliate sites. Prior period amounts have been revised to conform to the current presentation, as follows: Yahoo Properties display revenue should have been $357 million, $363 million, $350 million and $421 million for the first, second, third and fourth quarters of 2015, respectively. Affiliate display revenue should have been $110 million, $140 million, $162 million, and $183 million for the first, second, third and fourth quarters of 2015, respectively.

Display revenue for the three and six months ended June 30, 2016 decreased $34 million, or 7 percent, and $38 million, or 4 percent, respectively, compared to the same periods of 2015. The decline in display revenue for the three months ended June 30, 2016 was due to a decline on Yahoo Properties and Affiliate sites of $10 million and $24 million, respectively. The decline in display revenue for the six months ended June 30, 2016 was due to a decline on Yahoo Properties of $40 million which was slightly offset by an increase in advertising revenue from Affiliate sites driven primarily by native advertising. The decline in revenue from Yahoo Properties for the three and six months ended June 30, 2016 was primarily attributable to a decline in premium advertising, partially offset by an increase in audience advertising. Display revenue from Yahoo Properties for the six months ended June 30, 2016 was also impacted by a decline in native advertising. The decline in revenue from Affiliate sites for the three months ended June 30, 2016 was primarily due to a decline in video and audience advertising, partially offset by an increase from native advertising. The increase in revenue from Affiliate sites for the six months ended June 30, 2016 was partially offset by declines in video and audience advertising.

The total decrease in display revenue for the three and six months ended June 30, 2016 described above included the impact of unfavorable foreign exchange fluctuations of $4 million and $14 million, respectively, for the three and six months ended June 30, 2016, using the foreign currency exchange rates from the three and six months ended June 30, 2015.

Other Revenue

The following table presents other revenue and other revenue as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Other revenue	$211,722	$126,604	$428,662	$258,856
Other revenue as a percentage of total revenue	17%	10%	18%	11%

Other revenue for the three and six months ended June 30, 2016 decreased $85 million, or 40 percent, and $170 million, or 40 percent, respectively, compared to the same periods of 2015. The decrease in other revenue was attributable to a decline in fees and listings-based revenue of $77 million and $8 million, respectively, for the three months ended June 30, 2016, and a decline in fees and listings-based revenue of $152 million and $18 million, respectively, for the six months ended June 30, 2016. The decline in fees revenue was primarily due to the completion of recognition of deferred revenue under the TIPLA with Alibaba Group in which we recognized $69 million and $139 million, respectively, in the three and six months ended June 30, 2015. The decline in listings-based revenue for the three and six months ended June 30, 2016 was attributable to partner agreements that ended in 2015 for which we have no similar revenue in 2016.

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

“Paid Clicks” are defined as clicks by end-users on sponsored search listings (excluding native ad units, which are defined as display ads that appear in the content streams viewed by users) on Yahoo Properties and Affiliate sites. Advertisers generally pay for sponsored search listings on a per-click basis. “Search click-driven revenue” is gross search revenue (GAAP search revenue plus the related revenue share with third parties), excluding search revenue from Yahoo Japan. “Price-per-Click” is defined as search click-driven revenue divided by our total number of Paid Clicks.

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

Search Metrics

For the three and six months ended June 30, 2016, Paid Clicks decreased 24 percent and 23 percent, respectively, compared to the same periods of 2015, primarily due to a decline in Paid Clicks from Affiliate and Yahoo traffic, including on desktop.

For the three and six months ended June 30, 2016, Price-per-Click increased 8 percent and 7 percent, respectively, compared to the same periods of 2015, due to a mix shift toward Yahoo Properties and higher monetizing Affiliate clicks, which resulted from a significant reduction in lower monetizing Affiliate clicks.

Search click-driven revenue declined 18 percent and 17 percent for the three and six months ended June 30, 2016, respectively, as compared to the same periods of 2015, driven by the decline in traffic on Yahoo Properties.

Display Metrics

For both the three and six months ended June 30, 2016, the number of Ads Sold increased 9 percent, compared to the same periods of 2015, primarily attributable to an increase in audience and native ad units sold, partially offset by a continued decline in premium ad units sold. Native Ads Sold grew primarily due to our syndication (third-party, affiliate) business and an increase in native Ads Sold internationally. Native ad units represented approximately 43 percent and 45 percent of total Ads Sold for the three and six months ended June 30, 2016, compared to 41 percent of total Ads Sold for both the three and six months ended June 30, 2015.

For the three and six months ended June 30, 2016, the Price-per-Ad decreased 15 percent and 11 percent, respectively, compared to the same periods of 2015, due to continued pricing pressure on premium advertising, a decline in pricing of native and video advertising, partially offset by an increase in pricing of audience advertising.

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

The following table presents cost of revenue — TAC and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Cost of revenue — TAC	$200,230	$466,486	$383,369	$694,249
Cost of revenue — TAC as a percentage of revenue	16%	36%	15%	29%

Cost of revenue — TAC for the three and six months ended June 30, 2016 increased $266 million and $311 million, respectively, compared to the same periods of 2015, primarily due to the change in revenue presentation related to the implementation of the Eleventh Amendment to the Microsoft Search Agreement that took place in the second quarter of 2016 for which we now record amounts paid to Affiliates in transitioned markets as cost of revenue — TAC rather than as a reduction to GAAP revenue, resulting in revenue from the Microsoft Search Agreement being reported on a gross rather than net basis. The revenue and TAC increase from the change in revenue presentation was $252 million for the three and six months ended June 30, 2016. See “Significant Transactions—Microsoft Search Agreement”, above, for further detail. For the three and six months ended June 30, 2016, excluding the impact of the change in revenue presentation, TAC increased $14 million, or 7 percent, and $59 million, or 15 percent, respectively. The remaining increase in cost of revenue — TAC was attributable to an increase in other search TAC, partially offset by a decrease in display TAC primarily associated with BrightRoll.

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

The following table presents cost of revenue — other and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Cost of revenue — other	$295,932	$268,483	$581,195	$551,070
Cost of revenue — other as a percentage of revenue	24%	21%	24%	23%

Cost of revenue — other for the three months ended June 30, 2016 decreased $27 million, or 9 percent, compared to the same period of 2015, primarily due to a decline in content expense of $11 million, lower cost of revenue of $4 million related to a decline in algorithmic serving costs and rich media serving costs, partially offset by an increase in costs associated with specialized ad campaigns, lower compensation costs of $7 million and lower credit card costs of $5 million. These declines were also partially offset by an increase in depreciation and amortization expense of $3 million. The decline in content expense was associated with original content production costs in 2015 for which we have no similar costs in 2016.

Cost of revenue — other for the six months ended June 30, 2016 decreased $30 million, or 5 percent, compared to the same period of 2015. The decrease for the six months ended June 30, 2016, compared to 2015, was primarily due to declines in content expense of $18 million, compensation costs of $14 million, credit card costs of $11 million and facilities expense of $3 million, partially offset by increases in depreciation and amortization expense of $11 million and other cost of revenue of $8 million related to an increase in costs associated with specialized ad campaigns, fraud prevention and ad verification fees and our ecommerce business in the Asia Pacific segment. The decline in content expense was associated with original content production costs in 2015 for which we have no similar costs in 2016.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses (including stock-based compensation expense), sales commissions, and travel costs.

The following table presents sales and marketing expenses and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Sales and marketing expenses	$274,304	$226,024	$549,661	$462,057
Sales and marketing expenses as a percentage of revenue	22%	17%	22%	19%

Sales and marketing expenses for the three months ended June 30, 2016 decreased $48 million, or 18 percent, compared to the same period of 2015, primarily due to declines in compensation costs of $22 million, marketing and public relations expense of $17 million, outside service provider expense of $4 million, and travel and entertainment expense of $3 million. The decline in compensation costs was primarily attributable to a 23 percent decrease in headcount year-over-year. The decline in marketing and public relations expense was primarily attributable to brand marketing campaigns in 2015 for which there were no similar campaigns in 2016.

Sales and marketing expenses for the six months ended June 30, 2016 decreased $88 million, or 16 percent, compared to the same period of 2015, primarily due to declines in compensation costs of $47 million, marketing and public relations expense of $20 million, outside service provider expense of $3 million, travel and entertainment expense of $6 million, and stock-based compensation expense of $6 million. The decline in compensation costs was primarily attributable to a 23 percent decrease in headcount year-over-year. The decline in marketing and public relations expense was primarily attributable to brand marketing campaigns in 2015 for which there were no similar campaigns in 2016.

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

The following table presents product development expenses and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Product development expenses	$306,428	$280,035	$633,175	$558,064
Product development expenses as a percentage of revenue	25%	21%	26%	23%

Product development expenses for the three months ended June 30, 2016 decreased $26 million, or 9 percent, compared to the same period of 2015, primarily attributable to a decline in compensation costs of $21 million, depreciation and amortization expense of $18 million, and facilities and equipment expense of $5 million. These declines were partially offset by an increase in stock-based compensation expense of $8 million and an increase of $7 million related to product initiatives to drive search volume. The decline in compensation costs is primarily attributable to a 17 percent decline in headcount year-over-year.

Product development expenses for the six months ended June 30, 2016 decreased $75 million, or 12 percent, compared to the same period of 2015, primarily attributable to a decline in compensation costs of $54 million, depreciation and amortization expense of $33 million, and facilities and equipment expense of $11 million. These declines were partially offset by an increase in stock-based compensation expense of $7 million, and an increase of $10 million related to product initiatives to drive search volume. The decline in compensation costs is primarily attributable to a 17 percent decline in headcount year-over-year.

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses (including stock-based compensation expense) related to other corporate departments and fees for professional services.

The following table presents general and administrative expenses and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

General and administrative expenses	$180,595	$158,355	$354,108	$313,806
General and administrative expenses as a percentage of revenue	15%	12%	14%	13%

General and administrative expenses for the three months ended June 30, 2016 decreased $22 million, or 12 percent, compared to the same period of 2015, primarily attributable to declines in compensation costs of $11 million and facilities and equipment expense of $7 million. The decline in compensation costs was primarily attributable to a 14 percent decline in headcount year-over-year.

General and administrative expenses for the six months ended June 30, 2016 decreased $40 million, or 11 percent, compared to the same period of 2015, primarily attributable to declines in compensation costs of $21 million, facilities and equipment expense of $12 million, travel and entertainment expense of $5 million, and stock-based compensation expense of $5 million, partially offset by an increase in outside service provider expense of $6 million. The decline in compensation costs was primarily attributable to a 14 percent decline in headcount year-over-year.

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

The following table presents amortization of intangibles and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Amortization of intangibles	$19,982	$16,369	$40,055	$35,142
Amortization of intangibles as a percentage of revenue	1%	1%	2%	1%

Amortization of intangibles for the three and six months ended June 30, 2016 decreased $4 million, or 18 percent, and $5 million, or 12 percent, respectively, compared to the same periods of 2015, driven by a decline in expense for fully amortized assets.

Gain on Sale of Patents and Land

The following table presents gain on sale of patents and land and those gains as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Gain on sale of patents and land	$(9,100)	$(120,059)	$(11,100)	$(121,559)
Gain on sale of patents and land as a percentage of revenue	(1)%	(9)%	(1)%	(5)%

During the three and six months ended June 30, 2016, we sold certain property located in Santa Clara, California and recorded a gain on sale of land of $120 million. See Note 4—“Acquisitions and Dispositions” in the Notes to our condensed consolidated financial statements for additional information. Also, during the six months ended June 30, 2016, we sold certain patents and recorded gain on sale of patents of approximately $2 million.

During the three and six months ended June 30, 2015, we sold certain patents and recorded gain on sale of patents of approximately $9 million and $11 million, respectively.

Goodwill Impairment Charge

The following table presents goodwill impairment charge and those charges as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Goodwill impairment charge	$—	$394,901	$—	$394,901
Goodwill impairment charge as a percentage of revenue	0%	30%	0%	16%

After recording the goodwill impairment charge as of October 31, 2015, for Tumblr during the fourth quarter of 2015, the fair value of the Tumblr reporting unit approximated its carrying value. As such, any significant unfavorable changes in the forecast would result in the fair value being less than the carrying value. Subsequent to the most recent annual goodwill impairment assessment performed as of October 31, 2015, we have continued to monitor the actual performance of our reporting units. During the three months ended June 30, 2016, we determined that there were indicators present to suggest that it was more likely than not that the fair value of the Tumblr reporting unit was less than its carrying amount. The significant changes for the Tumblr reporting unit subsequent to the annual goodwill impairment test performed as of October 31, 2015 included a decline in the 2016 and beyond forecasted revenue, operating income and cash flows.

During the three and six months ended June 30, 2016, we recorded a goodwill impairment charge of $395 million. See Note 5—“Goodwill” in the Notes to our condensed consolidated financial statements for additional information.

Intangible Assets Impairment Charge

The following table presents intangible assets impairment charge and those charges as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Intangible assets impairment charge	$—	$87,335	$—	$87,335
Intangible assets impairment charge as a percentage of revenue	0%	7%	0%	4%

During the three months ended June 30, 2016, we reviewed our Tumblr asset group for impairment as there were events and changes in circumstances that indicated that the carrying value of the long-lived assets may not be recoverable. As a result, we performed a quantitative test comparing the fair value of the Tumblr long-lived assets with the carrying amounts and recorded an impairment charge of $87 million associated with its definite-lived intangible assets, which were included within customer, affiliate, and advertiser related relationships and tradenames, trademarks, and domain names. See Note 6—“Intangible Assets, Net” in the Notes to our condensed consolidated financial statements for additional information.

Restructuring Charges, Net

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Employee severance pay and related costs	$7,149	$5,052	$51,149	$49,848
Non-cancelable lease, contract termination, and other charges	13,403	14,030	22,020	19,934
Reversals of previous charges	(790)	(712)	(4,021)	(1,918)
Non-cash accelerations of stock-based compensation expense	—	—	2,705	7,374
Other non-cash (credits) charges, net	(74)	1,014	(933)	1,376

Restructuring charges, net	$19,688	$19,384	$70,920	$76,614

We have implemented various restructuring plans to reduce our cost structure, align resources with our product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers. For the three months ended June 30, 2016, we recorded expense of $12 million, $5 million, and $2 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the three months ended June 30, 2015, we recorded expense of $12 million, $7 million, and $1 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the six months ended June 30, 2016, we recorded expense of $60 million, $13 million, and $4 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the six months ended June 30, 2015, we recorded expense of $53 million, $14 million, and $4 million related to the Americas, EMEA, and Asia Pacific segments, respectively.

The amounts recorded during the three and six months ended June 30, 2016 were primarily related to the plans we announced in February 2016 to reduce our workforce by approximately 15 percent by the end of 2016 and exit six offices in Dubai, Mexico City, Buenos Aires, Madrid, Milan and Burbank, California, subject to applicable laws and consultation processes, as a part of the strategic plan to simplify our product portfolio. During the three months ended June 30, 2016, in connection with this action, we incurred pre-tax cash charges of $2 million for severance pay expenses and related cash expenditures and pre-tax cash charges of $13 million related to the consolidation and exit of facilities related to non-cancelable lease costs and other related costs. During the six months ended June 30, 2016, in connection with this action, we incurred pre-tax cash charges of $46 million for severance pay expenses and related cash expenditures, pre-tax cash charges of $16 million related to the consolidation and exit of facilities related to non-cancelable lease costs and other related costs, pre-tax non-cash charges of $7 million related to stock-based compensation expense and less than $1 million related to impairment costs. The amounts recorded during the three and six months ended June 30, 2015 were primarily related to severance, facility and other related costs pursuant to a restructuring plan that we initiated in 2015.

The $62 million restructuring liability as of June 30, 2016 consisted of $11 million for employee severance pay expenses, which we expect to pay out by the end of the second quarter of 2017, and $51 million relating to non-cancelable lease costs, which we expect to pay over the terms of the related obligations through the fourth quarter of 2025, less estimated sublease income.

See Note 14—“Restructuring Charges, Net” in the Notes to our condensed consolidated financial statements for additional information.

Other (Expense) Income, Net

Other (expense) income, net was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Interest, dividend, and investment income	$8,034	$14,039	$16,879	$25,521
Interest expense	(17,558)	(18,332)	(35,128)	(36,725)
Gain (loss) on Hortonworks warrants	5,449	(2,287)	(6,460)	(41,437)
Foreign exchange gain (loss)	(8,186)	20,964	(19,527)	18,826
Other	520	678	1,432	1,461

Total other (expense) income, net	$(11,741)	$15,062	$(42,804)	$(32,354)

Interest, dividend and investment income increased $6 million and $9 million for the three and six months ended June 30, 2016, respectively, compared to the same periods of 2015, primarily due to an increase in interest income.

Interest expense increased $1 million and $2 million for the three and six months ended June 30, 2016, respectively, compared to the same periods of 2015. Interest expense is primarily related to the accreted non-cash interest expense related to the Notes we issued in November 2013.

During the three and six months ended June 30, 2016, we recorded losses of $2 million and $41 million, respectively, due to the decline in fair value of the Hortonworks warrants.

Foreign exchange gain (loss) consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, and unrealized and realized foreign currency transaction gains and losses, including gains and losses related to balance sheet hedges. The increase in foreign exchange gains is attributable to the write off of CTA associated with liquidation of foreign subsidiaries.

Other consists of gains from other non-operational items.

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

We recorded income tax expense of $58 million and $16 million for the three months ended June 30, 2015 and 2016, respectively. We recorded income tax expense of $18 million and income tax benefit of $19 million for the six months ended June 30, 2015 and 2016, respectively. For the three and six months ended June 30, 2015, despite the pre-tax loss, we recorded income tax expense, based on forecasted tax expense for fiscal year 2015 as a result of tax expense in profitable jurisdictions being higher than tax benefits anticipated in loss jurisdictions. The income tax provision/benefit for the three and six months ended June 30, 2016 included tax expenses associated with gain from sale of our real estate property in Santa Clara, California, offset by tax benefits from our loss before income taxes and earnings in equity interests and the Tumblr intangible assets impairment charge.

As of June 30, 2016, we do not anticipate repatriating our undistributed foreign earnings of approximately $3.3 billion. Those earnings are principally related to our equity method investment in Yahoo Japan. If those earnings were to be repatriated in the future, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

In the first quarter of 2016, we received a cash tax refund of $190 million associated with our claim to carry back 2015 losses and tax attributes to earlier taxable years.

Our gross amount of unrecognized tax benefits as of June 30, 2016 was $1.1 billion, of which $1.0 billion is recorded on our condensed consolidated balance sheets. The gross unrecognized tax benefits as of June 30, 2016 increased by $6 million from the recorded balance as of December 31, 2015. The increase mainly related to transfer prices in different tax jurisdictions, offset by audit settlements for previous taxable years.

We are in various stages of examination and appeal in connection with our taxes both in the United States and in foreign jurisdictions. Those audits generally span tax years 2005 through 2014. As of June 30, 2016, our 2011 through 2013 U.S. federal income tax returns are currently under examination. We have appealed the proposed California Franchise Tax Board’s adjustments to the 2005 through 2008 returns, but no conclusions have been reached to date. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions are expected to be resolved in the foreseeable future. We believe that we have adequately provided for any reasonably foreseeable adverse adjustment to our tax returns and that any settlement will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. It is reasonably possible that our unrecognized tax benefits could be reduced by up to approximately $10 million in the next twelve months.

In the first quarter of 2015, we satisfied the $3.3 billion income tax liability related to the sale by Yahoo! Hong Kong Holdings Limited, our wholly-owned subsidiary, of Alibaba Group ADSs in the Alibaba Group IPO on September 24, 2014. As of June 30, 2016, we accrued deferred tax liabilities of $12.3 billion associated with the Alibaba Group shares that we retained. Such deferred tax liabilities will be subject to periodic adjustments due to changes in the fair value of the Alibaba Group shares.

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

Tax authorities from the Brazilian State of Sao Paulo have assessed certain indirect taxes against our Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment is for calendar years 2008 through 2011 and, translated into U.S. dollars as of June 30, 2016, totals approximately $110 million. We currently believe the assessment is without merit. We believe the risk of loss is remote and have not recorded an accrual for the assessment.

Earnings in Equity Interests

We record our share of the results of earnings in equity interests, including tax impacts, one quarter in arrears, within earnings in equity interests in the condensed consolidated statements of operations.

The following table presents earnings in equity interests for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Earnings in equity interests	$95,841	$51,777	$195,531	$133,351

Earnings in equity interests for the three and six months ended June 30, 2016 decreased $44 million and $62 million, respectively, compared to the same periods of 2015. See Note 8—“Investments in Equity Interests Using the Equity Method of Accounting” in the Notes to our condensed consolidated financial statements for additional information.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our condensed consolidated financial statements. Noncontrolling interests recorded in the three and six months ended June 30, 2015 and 2016 were related to the Yahoo!7 venture in Australia and New Zealand.

Net Loss Attributable to Yahoo! Inc.

Net loss attributable to Yahoo! Inc. for the three months ended June 30, 2016 increased $418 million to $440 million, primarily attributable to goodwill and intangible assets impairment charges, a decrease in revenue (excluding the impact of the change in revenue presentation associated with the Eleventh Amendment), and, to a lesser extent, a decline in earnings in equity interests. This was partially offset by a gain on sale of land, and, to a lesser extent, an increase in other income, net and declines in sales and marketing expense, provision for income taxes, cost of revenue — other, product development expense, and general and administrative expense.

Net loss attributable to Yahoo! Inc. for the six months ended June 30, 2016 increased to $539 million, primarily attributable to goodwill and intangible assets impairment charges, a decrease in revenue (excluding the impact of the change in revenue presentation associated with the Eleventh Amendment), and, to a lesser extent, a decline in earnings in equity interests and an increase in cost of revenue — TAC (excluding the impact of the change in revenue presentation associated with the Eleventh Amendment). This was partially offset by a gain on sale of land, declines in sales and marketing and product development expense, and, to a lesser extent, declines in general and administrative expense, cost of revenue — other, and other expense, net, and an increase in benefit from income taxes.

The declines in revenue noted above were partially attributable to the completion of recognition of deferred revenue under the TIPLA with Alibaba Group in which we recognized $69 million and $139 million, respectively, in the three and six months ended June 30, 2015, for which there was no similar revenue in 2016.

Adjusted EBITDA (a Non-GAAP Financial Measure)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(dollars in thousands)

Net loss attributable to Yahoo! Inc.	$(21,554)	$(439,913)	$(356)	$(539,145)
Advisory fees	8,000	15,293	8,000	24,277
Gain on sale of land	—	(120,059)	—	(120,059)
Depreciation and amortization	153,679	133,227	305,218	272,892
Stock-based compensation expense	125,130	131,964	240,826	240,371
Goodwill impairment charge	—	394,901	—	394,901
Intangible assets impairment charge	—	87,335	—	87,335
Restructuring charges, net	19,688	19,384	70,920	76,614
Other (expense) income, net	11,741	(15,062)	42,804	32,354
(Provision) benefit for income taxes	58,495	15,543	17,595	(19,223)
Earnings in equity interests, net of tax	(95,841)	(51,777)	(195,531)	(133,351)
Net income attributable to noncontrolling interests	2,365	1,533	3,340	2,475

Adjusted EBITDA	$261,703	$172,369	$492,816	$319,441
Net loss attributable to Yahoo! Inc. as a percentage of revenue	(2)%	(34)%	0%	(23)%

Adjusted EBITDA as a percentage of revenue ex-TAC(1)	25%	(20)%	24%	(19)%

(1)	Revenue ex-TAC is calculated as GAAP revenue less cost of revenue — TAC.

For the three months ended June 30, 2016, adjusted EBITDA decreased $89 million, or 34 percent, compared to the same period of 2015, mainly due to an increase in TAC payments due to the change in revenue presentation described above and a lower benefit from patent sales. This was partially offset by an increase in revenue and a decline in global operating costs and Americas direct costs, as described in “Segment Reporting” below.

For the six months ended June 30, 2016, adjusted EBITDA decreased $173 million or 35 percent, compared to the same period of 2015, mainly due to a decrease in revenue, the increase in TAC (described above) and a lower benefit from patent sales, which were partially offset by a decline in global operating costs.

Adjusted EBITDA for the three and six months ended June 30, 2016 was impacted by a decline in revenue attributable to the completion of recognition of deferred revenue under the TIPLA with Alibaba Group in which we recognized $69 million and $139 million, respectively, in the three and six months ended June 30, 2015, for which there was no similar revenue in 2016.

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

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2015	2016	Change	2015	2016	Change

	(dollars in thousands)
Revenue by segment (3):
Americas	$992,210	$1,055,068	6%	$1,976,931	$1,916,607	(3)%
EMEA	85,830	103,134	20%	166,916	180,057	8%
Asia Pacific	165,225	149,435	(10)%	325,388	298,125	(8)%

Total revenue	$1,243,265	$1,307,637	5%	$2,469,235	$2,394,789	(3)%

TAC by segment (3):
Americas	$180,822	$413,194	129%	$347,477	$618,065	78%
EMEA	12,950	42,330	227%	24,654	54,839	122%
Asia Pacific	6,458	10,962	70%	11,238	21,345	90%

Total TAC	$200,230	$466,486	133%	$383,369	$694,249	81%

Revenue ex-TAC by segment:
Americas	$811,388	$641,874	(21)%	$1,629,454	$1,298,542	(20)%
EMEA	72,880	60,804	(17)%	142,262	125,218	(12)%
Asia Pacific	158,767	138,473	(13)%	314,150	276,780	(12)%

Total revenue ex-TAC	1,043,035	841,151	(19)%	2,085,866	1,700,540	(18)%

Direct costs by segment (1):
Americas	78,705	65,766	(16)%	139,584	138,274	(1)%
EMEA	20,567	18,894	(8)%	40,751	39,503	(3)%
Asia Pacific	51,820	47,144	(9)%	102,552	91,792	(10)%
Global operating costs(2)	647,340	552,271	(15)%	1,329,263	1,137,307	(14)%
Gain on sale of patents and land	(9,100)	(120,059)	1219%	(11,100)	(121,559)	995%
Goodwill impairment charge	—	394,901	100%	—	394,901	100%
Intangible assets impairment charge	—	87,335	100%	—	87,335	100%
Depreciation and amortization	153,679	133,227	(13)%	305,218	272,892	(11)%
Stock-based compensation expense	125,130	131,964	5%	240,826	240,371	0%
Restructuring charges, net	19,688	19,384	(2)%	70,920	76,614	8%

Loss from operations	$(44,794)	$(489,676)	993%	$(132,148)	$(656,890)	397%

(1)

Direct costs for each segment include costs associated with the local sales teams and other cost of revenue. Prior to the second quarter of 2016, certain account management costs associated with Yahoo Properties were managed locally and included as direct costs for each segment. Prior period amounts have been revised to conform to the current presentation.

(2)

Global operating costs include product development, marketing, real estate workplace, general and administrative, account management costs and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment. Beginning in the second quarter of 2016, certain account management costs associated with Yahoo Properties are managed globally and included as global costs. Prior period amounts have been revised to conform to the current presentation.

(3)

Commencing in the second quarter of 2016, TAC payments related to the Microsoft Search Agreement, which previously would have been recorded as a reduction of revenue, began to be recorded as cost of revenue — TAC due to a required change in revenue presentation. See Note 1 — “The Company And Summary Of Significant Accounting Policies” and Note 17—“Microsoft Search Agreement” for additional information.

Revenue and Revenue ex-TAC by Segment

Americas

Americas revenue for the three and six months ended June 30, 2016 increased $63 million, or 6 percent, and decreased $60 million, or 3 percent, respectively, compared to the same periods of 2015. The increase in Americas revenue for the three months ended June 30, 2016 was primarily attributable to an increase in search revenue of $162 million, partially offset by declines in other revenue and display revenue of $79 million and $20 million, respectively. The decrease in Americas revenue for the six months ended June 30, 2016 was primarily attributable to declines in other revenue and display revenue of $158 million and $21 million, respectively, partially offset by an increase in search revenue of $119 million. The increase in Americas search revenue was primarily due to the change in revenue presentation associated with the implementation of the Eleventh Amendment to the Microsoft Search Agreement. The revenue and TAC increase from the change in revenue presentation was $218 million for the three and six months ended June 30, 2016. See “Significant Transactions—Microsoft Search Agreement” for further detail. Excluding the impact of the change in revenue presentation, noted above, search revenue declined $56 million, or 13 percent, and $99 million, or 11 percent, for the three and six months ended June 30, 2016, respectively, primarily due to a decline in Paid Clicks on Yahoo Properties and Affiliate sites driven by a decline in traffic, partially offset by an increase in Affiliate site revenue due to improved pricing. The decline in Americas other revenue was primarily due to the completion of recognition of deferred revenue pursuant to the TIPLA with Alibaba Group in which we recognized $69 million and $139 million in the three and six months ended June 30, 2015. The decline in Americas display revenue for the three and six months ended June 30, 2016 was attributable to a decline in revenue on Affiliate sites driven primarily by video and audience advertising, partially offset by an increase from native advertising. For the three months ended June 30, 2016, the decline was partially offset by an increase in advertising revenue on Yahoo Properties.

Revenue in the Americas accounted for approximately 81 percent and 80 percent of total revenue for the three and six months ended June 30, 2016, respectively, compared to 80 percent of total revenue for both the three and six months ended June 30, 2015.

Americas revenue ex-TAC for the three and six months ended June 30, 2016 decreased $170 million, or 21 percent, and $331 million, or 20 percent, compared to the same periods of 2015, primarily due to the revenue declines noted above as well as increases in TAC. Excluding the impact of the implementation of the Eleventh Amendment to the Microsoft Search Agreement, TAC increased $14 million, or 8 percent, and $52 million, or 15 percent, for the three and six months ended June 30, 2016, respectively, due to an increase in other search TAC, partially offset by a decline in display TAC related to BrightRoll.

Revenue ex-TAC in the Americas accounted for approximately 76 percent of total revenue ex-TAC for both the three and six months ended June 30, 2016, compared to 78 percent of total revenue ex-TAC for both the three and six months ended June 30, 2015.

EMEA

EMEA revenue for the three and six months ended June 30, 2016 increased $17 million, or 20 percent, and $13 million, or 8 percent, respectively, compared to the same periods of 2015. The increase in EMEA revenue for the three months ended June 30, 2016 was attributable to an increase in search revenue of $25 million, partially offset by a decline in display revenue of $6 million. The increase in EMEA revenue for the six months ended June 30, 2016 was attributable to an increase in search revenue of $21 million, partially offset by a decline in display revenue of $5 million and other revenue of $3 million. The increase in EMEA search revenue was primarily due to the change in revenue presentation associated with the implementation of the Eleventh Amendment to the Microsoft Search Agreement. The revenue and TAC increase from the change in revenue presentation was $33 million for the three and six months ended June 30, 2016. Excluding the impact of the change in revenue presentation, noted above, search revenue declined $9 million, or 29 percent, and $12 million, or 21 percent, for the three and six months ended June 30, 2016, respectively, primarily due to a decline in Paid Clicks.

Revenue in EMEA accounted for approximately 8 percent of total revenue for both the three and six months ended June 30, 2016, compared to 7 percent of total revenue for both the three and six months ended June 30, 2015.

EMEA revenue ex-TAC for the three and six months ended June 30, 2016 decreased $12 million, or 17 percent, and $17 million, or 12 percent, respectively, compared to the same periods of 2015, primarily due to TAC growing at a faster rate than revenue.

Revenue ex-TAC in EMEA accounted for approximately 7 percent of total revenue ex-TAC for both the three and six months ended June 30, 2016 and 2015.

Asia Pacific

Asia Pacific revenue for the three and six months ended June 30, 2016 decreased $16 million, or 10 percent, and $27 million, or 8 percent, respectively, compared to the same periods of 2015, primarily due to declines in display revenue of $7 million and $12 million respectively, other revenue of $5 million and $8 million, respectively, and search revenue of $4 million and $7 million, respectively.

Revenue in Asia Pacific accounted for approximately 11 percent and 12 percent of total revenue for the three and six months ended June 30, 2016, respectively, compared to 13 percent of total revenue for both the three and six months ended June 30, 2015.

Asia Pacific revenue ex-TAC for the three and six months ended June 30, 2016 decreased $20 million, or 13 percent, and $37 million, or 12 percent, respectively, compared to the same periods of 2015, primarily due to an increase in display TAC of $4 million and $10 million for the three and six months ended June 30, 2016, respectively, and a decrease in revenue as discussed above.

Revenue ex-TAC in Asia Pacific accounted for approximately 17 percent of total revenue ex-TAC for both the three and six months ended June 30, 2016, compared to 15 percent of total revenue ex-TAC for both the three and six months ended June 30, 2015.

Direct Costs by Segment

Americas

For the three and six months ended June 30, 2016, direct costs attributable to the Americas segment decreased $13 million, or 16 percent, and $1 million, or 1 percent, respectively, compared to the same periods of 2015. The decline in direct costs attributable to the Americas segment for the three months ended June 30, 2016 was primarily related to a decline in compensation costs. The decline in direct costs attributable to the Americas segment for the six months ended June 30, 2016 was primarily attributable to declines in compensation costs, travel and entertainment expense, bad debt expense and other cost of revenue, partially offset by an increase in marketing and public relations expense and content costs.

Direct costs attributable to the Americas segment represented approximately 10 percent and 11 percent of Americas revenue ex-TAC for the three and six months ended June 30, 2016, respectively, compared to 10 percent and 9 percent for the three and six months ended June 30, 2015, respectively.

EMEA

For the three and six months ended June 30, 2016, direct costs attributable to the EMEA segment decreased $2 million, or 8 percent, and $1 million, or 3 percent, respectively, compared to the same periods of 2015, primarily due to a decline in compensation costs and other cost of revenue, partially offset by a slight increase in marketing and public relations expense. The decline in direct costs attributable to the EMEA segment for the six months ended June 30, 2016 was also slightly offset by an increase in bad debt expense.

Direct costs attributable to the EMEA segment represented approximately 31 percent and 32 percent of EMEA revenue ex-TAC for the three and six months ended June 30, 2016, respectively, compared to 28 percent and 29 percent for the three and six months ended June 30, 2015, respectively.

Asia Pacific

For the three and six months ended June 30, 2016, direct costs attributable to the Asia Pacific segment decreased $5 million, or 9 percent, and $11 million, or 10 percent, respectively, compared to the same periods of 2015, primarily attributable to a decline in compensation costs and marketing and public relation expense. Direct costs attributable to the APAC segment for the three months ended June 30, 2016 were also impacted by a decline in other cost of revenue.

Direct costs attributable to the Asia Pacific segment represented approximately 34 percent and 33 percent of Asia Pacific revenue ex-TAC for the three and six months ended June 30, 2016, respectively, compared to 33 percent for both the three and six months ended June 30, 2015.

Liquidity and Capital Resources

	December 31, 2015	June 30, 2016

	(dollars in thousands)
Cash and cash equivalents	$1,631,911	$1,325,404
Short-term marketable securities	4,225,112	5,055,683
Long-term marketable securities	975,961	1,284,026

Total cash, cash equivalents, and marketable securities	$6,832,984	$7,665,113

Percentage of total assets	15%	17%

	Six Months Ended June 30,
Cash Flow Highlights	2015	2016

	(in thousands)
Net cash (used in) provided by operating activities	$(2,652,987)	$775,698
Net cash provided by (used in) investing activities	$1,519,420	$(1,020,739)
Net cash used in financing activities	$(329,966)	$(83,456)

For the six months ended June 30, 2016, our operating activities generated adequate cash to meet our operating needs. Our operating activities for the six months ended June 30, 2015 did not generate positive cash flow as we satisfied the $3.3 billion income tax liability related to the sale of Alibaba Group ADSs in September 2014.

As of June 30, 2016, we had cash, cash equivalents, and marketable securities (excluding Alibaba Group and Hortonworks equity securities) totaling $7.7 billion compared to $6.8 billion at December 31, 2015. During the six months ended June 30, 2016, we received cash proceeds from the sale of certain property in Santa Clara, California of $246 million (net of closing costs of $4 million) and a cash tax refund of $190 million associated with our claim to carry back 2015 losses and tax attributes to earlier taxable years.

Our foreign subsidiaries held $402 million of our total $7.7 billion of cash and cash equivalents and marketable securities (excluding Alibaba Group and Hortonworks equity securities) as of June 30, 2016. The cumulative earnings remaining in our consolidated foreign subsidiaries, if repatriated to the United States, under current law, would be subject to U.S. income taxes with an adjustment for foreign tax credits. As of June 30, 2016, we do not anticipate repatriating our undistributed foreign earnings of approximately $3.3 billion. Those earnings are principally related to our equity method investment in Yahoo Japan. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

On May 18, 2016, we delivered notice to Citibank to terminate our credit agreement with Citibank, N.A., as Administrative Agent entered into on October 19, 2012 (as amended on October 10, 2013, October 9, 2014, and July 24, 2015, the “Credit Agreement”) which provided for a $750 million unsecured revolving credit facility. The termination of the Credit Agreement and $750 million unsecured revolving credit facility provided thereunder took effect on May 23, 2016.

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

We use cash generated by operations as our primary source of liquidity and believe that existing cash, cash equivalents, and investments in marketable securities, together with any cash generated from operations, will be sufficient to meet normal operating requirements and capital expenditures for the next twelve months.

Cash Flow Changes

Net cash provided by (used in) operating activities. Cash flows from operating activities for the six months ended June 30, 2016 were driven by a net source of cash from working capital of $454 million (which included a $190 million cash tax refund), dividends received from equity investees of $157 million and non-cash adjustments of $835 million, reduced by a net loss of $537 million and earnings in equity interests of $133 million.

For the six months ended June 30, 2015, cash flows from operating activities were reduced by changes in working capital of $3,203 million (which included the reduction of the income tax liability related to the sale of Alibaba Group shares in September 2014) and earnings in equity interests of $196 million offset by net income of $3 million, dividends received from equity investees of $142 million and non-cash adjustments of $601 million.

Net cash provided by (used in) investing activities. In the six months ended June 30, 2016, the $1,021 million used in investing activities was due to purchases of marketable securities, net of proceeds from sales and maturities, of $1,146 million, partially offset by net proceeds from disposition of property and equipment of $94 million and $33 million in net proceeds from settlement of derivative hedge contracts.

In the six months ended June 30, 2015, the $1,519 million provided by investing activities was due to proceeds from sales and maturities of marketable securities, net of purchases, of $1,731 million, $20 million proceeds from the sale of patents, and $61 million in net proceeds from settlement of derivative hedge contracts, partially offset by $267 million used for capital expenditures, $21 million used for acquisitions, and $5 million used for the purchase of intangibles and other activities.

Net cash used in financing activities. In the six months ended June 30, 2016, the $83 million used in financing activities was due to $99 million used for tax withholding payments related to net share settlements of restricted stock units and other financing activities and $6 million used for distributions to non-controlling interests. This use of cash was partially offset by $11 million in cash proceeds received from employee stock option exercises, and an excess tax benefit from stock-based awards of $11 million.

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

For the six months ended June 30, 2016, we had a net benefit of $94 million primarily associated with net cash proceeds of $246 million received from the sale of land in Santa Clara, California. Excluding the proceeds received from the land sale, capital expenditures, net for the six months ended June 30, 2016 were $152 million. For the six months ended June 30, 2015, capital expenditures, net were $267 million. The $115 million decrease in capital expenditures was a result of the completion of certain Company initiatives, facilities expansions and improvements in 2015.

Excluding the net cash proceeds of $246 million received from the sale of land, we expect capital expenditures, net to be up to $350 million for the year ending December 31, 2016. We expect these expenditures to be funded by our cash flows from operating activities.

Free Cash Flow (a Non-GAAP Financial Measure)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

	(dollars in thousands)
Net cash provided by (used in) operating activities	$307,952	$409,930	$(2,652,987)	$775,698
Acquisition of property and equipment, net	(155,442)	169,650	(266,895)	93,551
Excess tax benefits from stock-based awards	(35,620)	3,034	1,850	10,560
Dividends received from equity investee	(141,670)	(156,968)	(141,670)	(156,968)

Free cash flow	$(24,780)	$425,646	$(3,059,702)	$722,841

For the three months ended June 30, 2016, free cash flow increased $450 million, primarily due to the net cash proceeds from disposition of property and equipment which was a result of the sale of certain property in Santa Clara, California, including land, as well as an increase in cash inflow from working capital.

For the six months ended June 30, 2016, free cash flow increased $3.8 billion due to the satisfaction of the $3.3 billion income tax liability related to the sale of Alibaba Group ADSs in the first quarter of 2015 for which there were no similar transactions in 2016, as well as the net cash proceeds from disposition of property and equipment, as noted above.

Stock Repurchases

During the six months ended June 30, 2016, we did not repurchase any shares of our common stock. The following table provides the remaining authorization and repurchases by program:

	November 2013 Program	March 2015 Program	Total

	(in millions)
January 1, 2016	$726	$2,000	$2,726
Total repurchases in the first quarter	—	—	—
Total repurchases in the second quarter	—	—	—

June 30, 2016	$726	$2,000	$2,726

Contractual Obligations and Commitments

The following table presents certain payments due under contractual obligations with minimum commitments as of June 30, 2016 (in millions):

	Payments Due by Period
	Total	Due in 2016	Due in 2017-2018	Due in 2019-2020	Thereafter

Convertible notes(1)	$1,438	$-	$1,438	$-	$-
Note payable obligations	54	2	10	10	32
Operating lease obligations(2) (3) (4)	425	58	160	91	116
Capital lease obligations	34	6	20	5	3
Affiliate commitments(5)	1,344	188	750	406	-
Non-cancelable obligations(6)	139	54	69	7	9
Intellectual property rights(7)	13	3	5	2	3
Uncertain tax positions, including interest and penalties(8)	1,178	1	-	-	1,177

Total contractual obligations	$4,625	$312	$2,452	$521	$1,340

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

(4)

In December 2014, the Company entered into a 10-year lease agreement for three buildings in Los Angeles, California. As of June 30, 2016, the total expected minimum operating lease commitment was $59 million for three buildings. The Company has the option to renew the lease for two consecutive renewal terms of either five years or seven years each.

(5)	We are obligated to make minimum payments under contracts to provide sponsored search and/or display advertising services to our Affiliates which represent TAC.

(6)	We are obligated to make payments under various arrangements with vendors and other business partners, principally for content, bandwidth, and marketing arrangements.

(7)	We are committed to make certain payments under various intellectual property arrangements.

(8)

As of June 30, 2016, unrecognized tax benefits and potential interest and penalties resulted in accrued liabilities of $1,178 million, classified as other accrued expenses and current liabilities and deferred and other long-term tax liabilities, net on our condensed consolidated balance sheets. As of June 30, 2016, the settlement period for the $1,177 million income tax liabilities cannot be determined. See Note 15—“Income Taxes” in the Notes to our condensed consolidated financial statements for additional information.

Standby Letters of Credit. As of June 30, 2016, we had outstanding potential obligations relating to standby letters of credit of $38 million. Standby letters of credit are financial guarantees provided by third parties for ongoing operating liabilities such as leases, utility bills, taxes, and insurance. If any letter of credit is drawn upon by a beneficiary, we are obligated to reimburse the provider of the guarantee. The standby letters of credit generally renew annually.

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

As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had such relationships. In addition, we identified no variable interests currently held in entities for which we are the primary beneficiary. In addition, as of June 30, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Determining the fair value of each reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. It is reasonably possible that a future decline in market conditions and/or changes in our market share could negatively impact the market comparables, estimated future cash flows and discount rates used in the market and income approaches to determine the fair value of each reporting unit and could result in some portion or all of the remaining goodwill to become impaired in the foreseeable future.

After recording the goodwill impairment charge as of October 31, 2015, for Tumblr during the fourth quarter of 2015, the fair value of the Tumblr reporting unit approximated its carrying value. As such, any significant unfavorable changes in the forecast would result in the fair value being less than the carrying value. Subsequent to the most recent annual goodwill impairment assessment performed as of October 31, 2015, we have continued to monitor actual performance of our reporting units. During the three months ended June 30, 2016, we determined that there were indicators present to suggest that it was more likely than not that the fair value of the Tumblr reporting unit was less than its carrying amount. The significant changes for the Tumblr reporting unit subsequent to the annual goodwill impairment test performed as of October 31, 2015 included a decline in the 2016 and beyond forecasted revenue, operating income and cash flows.

Step One

To test the Tumblr reporting unit for impairment, we used the two-step quantitative test. Consistent with methodology used for the prior year’s annual goodwill impairment testing, we estimated the fair value of the Tumblr reporting unit using an income approach which was deemed to be the most indicative of fair value in an orderly transaction between market participants. Under the income approach, we determined fair value based on estimated future cash flows of the Tumblr reporting unit discounted by an estimated weighted-average cost of capital, reflecting the overall level of inherent risk of the Tumblr reporting unit and the rate of return an outside investor would expect to earn. We base cash flow projections for the Tumblr reporting unit using a forecast of cash flows and a terminal value based on the Perpetuity Growth Model. The forecast and related assumptions were derived from an updated financial forecast prepared during the second quarter of 2016. As a result of the analysis, we concluded that the carrying value of the Tumblr reporting unit exceeded its estimated fair value.

Step Two

As identified above, in step one, the Tumblr reporting unit’s carrying value exceeded its estimated fair value. The second step of the quantitative test was performed by comparing the carrying value of the goodwill in the Tumblr reporting unit to its implied fair value. The implied fair value is calculated by allocating all of the assets and liabilities of the Tumblr reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

The step two quantitative test for the Tumblr reporting unit resulted in an impairment for the Tumblr reporting unit and we recorded a goodwill impairment charge of $395 million during the second quarter of 2016. The remaining goodwill related to the Tumblr reporting unit as of June 30, 2016 was $124 million, which is included in the Americas operating segment. There is also goodwill remaining for Taiwan, Hong Kong, and Australia & New Zealand reporting units, which are included in the Asia Pacific operating segment.

In determining the fair value of the Tumblr reporting unit, we used the following assumptions:

•	Expected cash flows underlying our business plans for the periods 2016 through 2027.

•	Cash flows beyond 2026 are projected to grow at a perpetual growth rate.

•	In order to risk adjust the cash flow projections in determining fair value, we utilized a discount rate of 15 percent.

Given the impairment recorded in the Tumblr reporting unit during the second quarter of 2016, it is reasonably possible that changes in judgments, assumptions and estimates we made in assessing the fair value of goodwill could cause us to consider some portion or all of the remaining goodwill of the Tumblr reporting unit to become impaired. For example, a future decline in market conditions, changes in our market share, and/or other factors could negatively impact the estimated future cash flows and discount rates used in the income approach to determine the fair value of the Tumblr reporting unit and could result in one or more additional impairment charges in the future.

See “Operating Costs and Expenses—Goodwill Impairment Charge” for additional goodwill impairment information for the three and six months ended June 30, 2016 and also Note 5—“Goodwill” in the Notes to our condensed consolidated financial statements.

Long-lived Assets. We amortize long-lived assets, including property and equipment and intangible assets, over their estimated useful lives. Identifiable long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted future cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. Fair value is determined based on the lowest level of identifiable estimated future cash flows using discount rates determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments such as revenue growth rates and operating margins, the estimation of the useful life over which the undiscounted cash flows will occur, and the terminal value of the asset group at the end of that useful life could materially affect estimated future cash flows relating to our long-lived assets which could trigger impairment. See “Operating Costs and Expenses—Intangible Assets Impairment Charge” for additional intangibles impairment information for the six months ended June 30, 2016 and also Note 5—“Goodwill” in the Notes to our condensed consolidated financial statements.

For a complete discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other than as discussed above, we have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates or changes in credit quality. A hypothetical 100 basis point increase in interest rates would result in a $28 million and $37 million decrease in the fair value of our available-for-sale debt securities as of December 31, 2015 and June 30, 2016, respectively.

Foreign Currency Exposure

The objective of our foreign exchange risk management program is to identify material foreign currency exposures and identify methods to manage these exposures to minimize the potential effects of currency fluctuations on our reported condensed consolidated cash flows and results of operations. All counterparties to our derivative contracts are major financial institutions. See Note 9—“Foreign Currency Derivative Financial Instruments” in the Notes to our condensed consolidated financial statements for additional information on our hedging programs.

We transact business in various foreign currencies and have international revenue, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates.

We had net realized and unrealized foreign currency transaction losses of $8 million and $20 million for the three and six months ended June 30, 2015, respectively. We had net realized and unrealized foreign currency transaction gains of $21 million and $19 million for the three and six months ended June 30, 2016, respectively. These include the impact of balance sheet hedging and remeasurements of foreign denominated monetary assets and liabilities on our consolidated balance sheets.

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

A Value-at-Risk (“VaR”) sensitivity analysis was performed on all of our foreign currency derivative positions to assess the potential impact of fluctuations in exchange rates. The VaR model uses a Monte Carlo simulation to generate thousands of random price paths assuming normal market conditions. The VaR is the maximum expected one day loss in fair value, for a given statistical confidence level, to our foreign currency derivative positions due to adverse movements in rates. The VaR model is used as a risk management tool and is not intended to represent either actual or forecasted losses. Based on the results of the model using a 99 percent confidence interval, we estimate the maximum one-day loss in the net investment hedge portfolio was $45 million and $47 million, respectively, at December 31, 2015 and June 30, 2016. The maximum one-day loss in the cash flow hedge portfolio was $3 million and $5 million, respectively, at December 31, 2015 and June 30, 2016. The maximum one-day loss in the balance sheet hedge portfolio was $11 million and $12 million, respectively, at December 31, 2015 and June 30, 2016. Actual future gains and losses associated with our derivative positions may differ materially from the sensitivity analysis performed as of June 30, 2016 due to the inherent limitations associated with predicting the timing and amount of changes in foreign currency exchange rates and our actual exposures and positions. In addition, the VaR sensitivity analysis may not reflect the complex market reactions that may arise from the market shifts modeled within this VaR sensitivity analysis.

Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, Taiwan dollars, and Singapore dollars. The statements of operations of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and six months ended June 30, 2015, revenue ex-TAC for the Americas segment for the three and six months ended June 30, 2016 would have been higher than we reported by $2 million and $5 million, respectively; revenue ex-TAC for the EMEA segment would have been higher than we reported by $1 million and $5 million, respectively; and revenue ex-TAC for the Asia Pacific segment would have been higher than we reported by $2 million and $7 million, respectively. Using the foreign currency exchange rates from the three and six months ended June 30, 2015, direct costs for the Americas segment for the three and six months ended June 30, 2016 would have been higher than we reported by $1 million and $2 million, respectively; direct costs for the EMEA segment would have been flat and higher than we reported by $1 million, respectively; and direct costs for the Asia Pacific segment would have been higher than we reported by $2 million and $5 million, respectively.

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

The objective of our corporate investment policy is to preserve capital, meet liquidity requirements, and provide a reasonable rate of return. A large portion of our cash is managed by external managers according to the guidelines of our corporate investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of both December 31, 2015 and June 30, 2016, net unrealized losses on these investments were $5 million.

A sensitivity analysis was performed on our marketable equity security portfolio to assess the potential impact of fluctuations in stock price. Hypothetical declines in stock price of ten percent, twenty percent, and thirty percent were selected based on potential near-term changes in the stock price that could have an adverse effect on our marketable equity security portfolio. As of both December 31, 2015 and June 30, 2016, the fair value of our marketable equity security portfolio was approximately $31 billion. As of June 30, 2016, declines in stock prices of ten percent, twenty percent and thirty percent would have resulted in a $3 billion, $6 billion and $9 billion decline, respectively, in the total value of our marketable equity security portfolio.

We performed a separate sensitivity analysis on our Hortonworks warrants for which we estimate fair value using the Black-Scholes model. We have held all other inputs constant and determined the impact of hypothetical declines in stock price of ten percent, twenty percent, and thirty percent, based on potential near-term changes in the stock price that could have an adverse effect on the fair value of the warrants and result in a loss recorded to the consolidated statements of operations. As of December 31, 2015 and June 30, 2016, the fair value of the Hortonworks warrants was approximately $79 million and $37 million, respectively. As of June 30, 2016, declines in stock prices of ten percent, twenty percent and thirty percent would have resulted in a $4 million, $8 million and $12 million decline, respectively, in the total value of the Hortonworks warrants.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material legal proceedings, see the section captioned “Legal Contingencies” included in Note 12—“Commitments and Contingencies” in the Notes to our condensed consolidated financial statements, which is incorporated by reference herein.

Item 1A. Risk Factors

We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on February 29, 2016 (“2015 Annual Report”), as set forth below. Other than the addition of a risk factor regarding our pending transaction with Verizon, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in our 2015 Annual Report.

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

For the three and six months ended June 30, 2016, 90 percent and 89 percent, respectively, of our total revenue came from search and display advertising. Our ability to retain and grow search and display revenue depends upon:

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

Risks associated with the pending transaction with Verizon may adversely affect our business financial performance and stock price.

There is no assurance that the Sale transaction will be consummated in a timely manner or at all. Potential risks and uncertainties related to the Sale transaction include, among others:

•

the inability to consummate the transaction in a timely manner or at all, due to the inability to obtain or delays in obtaining the approval of our stockholders, the necessary regulatory approvals, or satisfaction of other conditions to the closing of the Sale;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Stock Purchase Agreement;

•	potential adverse effects on our partner, advertiser, vendor and customer relationships, operating results and business generally resulting from the announcement and pendency of the Sale;

•

the implementation of the Reorganization Agreement and Stock Purchase Agreement, which will require significant time, attention and resources of our senior management and other employees within the Company, potentially diverting their attention from other aspects of our business;

•	risks related to our ability to retain or recruit key talent;

•	costs, fees, expenses and charges related to or triggered by the transactions;

•	potential adverse effects on our business, properties or operations caused by us implementing the transactions;

•	the initiation or outcome of any legal proceedings or regulatory proceedings that may be instituted against us relating to the transactions;

•	the anticipated benefits of the transaction may not be realized; and

•

following the closing of the Sale, the Company will be a publicly traded management investment company registered under the Investment Company Act of 1940, and will be required to comply with the regulations thereunder.

All of these risks and uncertainties could potentially have an adverse impact on our business, financial performance and stock price.

Risks associated with our Search Agreement with Microsoft may adversely affect our business and operating results.

Under our Search Agreement with Microsoft, Microsoft was the exclusive provider of algorithmic and paid search services for Yahoo Properties and Affiliate sites on personal computers and the non-exclusive provider of such services on mobile devices. As of April 15, 2015, Microsoft became the non-exclusive provider of such services on all devices. Commencing on May 1, 2015, the Company is required to request paid search results from Microsoft for 51 percent of its search queries originating from personal computers accessing Yahoo Properties and its Affiliate sites (the “Volume Commitment”) and will display only Microsoft’s paid search results on such search result pages. Approximately 40 percent, 35 percent and 35 percent of our revenue for the three and six months ended June 30, 2016 and the year ended December 31, 2015, respectively, were attributable to the Microsoft Search Agreement (or approximately 26 percent and 27 percent for the three and six months ended June 30, 2016, respectively, after excluding the impact of the change in revenue presentation related to the implementation of the Eleventh Amendment to the Microsoft Search Agreement during the second quarter of 2016). Our business and operating results would be adversely affected by a significant decline in or loss of this revenue if we are not able to successfully replace this revenue with revenue from search results displayed through our Yahoo Gemini platform or our Services Agreement with Google.

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

The term of the Microsoft Search Agreement is 10 years from its commencement date, February 23, 2010, subject to earlier termination as provided in the Microsoft Search Agreement. On or after October 1, 2015, either the Company or Microsoft may terminate the Microsoft Search Agreement by delivering a written notice of termination to the other party. The Microsoft Search Agreement will remain in effect for four months from the date of a termination notice to provide for a transition period. If Microsoft terminated the Microsoft Search Agreement and the Company was unable to rely on its own services or the Services Agreement with Google, the termination could have an adverse impact on our business, revenue and operating results.

Risks associated with our Services Agreement with Google may adversely affect our business and operating results.

Under our Services Agreement with Google, Google will provide us with search advertisements through Google’s AdSense for Search service, web algorithmic search services through Google’s Websearch Service, and image search services. We entered into the Services Agreement with Google in the fourth quarter of 2015. We expect that our revenues under the Services Agreement with Google will increase in 2016. In addition, if Microsoft were to terminate its Search Agreement with us, we would be required to rely on the Services Agreement and our Yahoo Gemini platform to replace the search revenue we currently receive under the Microsoft Search Agreement.

We are dependent on Google continuing to invest and innovate to maintain and improve its algorithmic and paid search services and to be competitive with other search providers. If Google fails to do this, our revenue and profitability could decline. Further, Google has a number of termination rights under the Services Agreement. If Google terminated the Services Agreement and we were unable to rely on our Yahoo Gemini platform or the Microsoft Search Agreement, the termination could have an adverse impact on our business, revenue and operating results.

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

Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing and security of data that we receive from and about our users. The use of consumer data by online service providers and advertising networks is a topic of active interest among federal, state, and international regulatory bodies, and the regulatory environment is unsettled. Many states have passed laws requiring notification to users where there is a security breach for personal data, such as California’s Information Practices Act. We face similar risks in international markets where our products, services and apps are offered. Any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any applicable federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of user confidence, damage to the Yahoo brands, and a loss of users, advertising partners, or Affiliates, any of which could potentially have an adverse effect on our business.

In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data retention, data transfer and data protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with users. For example, some countries are considering or have enacted laws mandating that user data regarding users in their country be maintained in their country. Having to maintain local data centers in individual countries could increase our operating costs significantly. In addition, there currently is a data protection regulation pending implementation by the member states of the European Union by May 2018 that includes operational and compliance requirements that are different than those currently in place and that also includes significant penalties for non-compliance.

The European Court of Justice invalidated the European Commission’s 2000 Safe Harbor Decision that we had previously relied on for data transfers between the European Union and United States. The model contractual clauses and other mechanisms that we currently rely on to address European Union data protection requirements for transfers of data are subject to uncertainty and legal challenges. The European Union and United States recently agreed to the Privacy Shield Framework, an alternative mechanism to comply with European Union data protection requirements. We are not currently relying on the Privacy Shield Framework. Challenges to our existing data transfer mechanisms, and any future legal challenges to data transfer mechanisms that we may adopt, could cause us to incur additional costs, require us to change business practices in a manner adverse to our business, or affect the manner in which we provide our services.

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

Our business is dependent on our ability to recruit, hire, motivate, and retain talented, highly skilled personnel. Achieving this objective may be difficult due to many factors, including the recent announcement that Verizon has agreed to acquire our operating business; the intense competition for such highly skilled personnel in the San Francisco Bay Area and other metropolitan areas where our offices are located; competitors’ hiring practices; the effectiveness of our compensation and retention programs; and fluctuations in global economic and industry conditions. If we do not succeed in retaining and motivating our existing key employees, and in attracting new key personnel, we may be unable to meet our business plan and as a result, our revenue and profitability may decline.

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

In addition to patent claims, third parties have asserted, and are likely in the future to assert, claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition, violation of federal or state statutes or other claims, including alleged violation of international statutory and common law. In addition, third parties have made, and may continue to make, infringement and other claims against us over the display of content or search results triggered by search terms.

As we develop new technologies, products and services, we may become increasingly subject to intellectual property infringement and other claims, including those that may arise under international laws. In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights, or other third-party rights such as publicity and privacy rights, we could incur substantial monetary liability, or be required to enter into costly royalty or licensing agreements or be prevented from using such rights, which could require us to change our business practices in the future, hinder us from offering certain features, functionalities, products or services, require us to develop non-infringing products or technologies, and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party claims regardless of the merit of such claims. In addition, many of our agreements with our customers or Affiliates require us to indemnify them for some types of third-party intellectual property infringement claims, which could increase our costs in defending such claims and our damages. Furthermore, such customers and Affiliates may discontinue the use of our products, services, and technologies either as a result of injunctions or otherwise. The occurrence of any of these results could harm our brands or have an adverse effect on our business, financial position, operating results, and cash flows.

We may be required to record a significant charge to earnings if our goodwill, intangible assets, investments in equity interests, or other investments become impaired.

We have previously recorded charges to earnings when our goodwill, intangible assets, investments in equity interests, including investments held by any equity method investee, and other investments became impaired. For example, we recorded a $4.461 billion non-cash goodwill impairment charge during the fourth quarter of 2015 and a non-cash goodwill impairment charge of $395 million and a non-cash intangible assets impairment charge of $87 million during the second quarter of 2016. We are required under generally accepted accounting principles to test goodwill for impairment at least annually and to review our intangible assets, investments in equity interests (including investments held by any equity method investee), and our other investments, for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill, intangible assets (including goodwill or assets acquired via acquisitions) and other investments include significant adverse changes in the business climate and actual or projected operating results (affecting our company as a whole or affecting any particular reporting unit) and declines in the financial condition of our business. Factors that could lead to impairment of investments in equity interests include a prolonged period of decline in the stock price or operating performance of, or an announcement of adverse changes or events by, the companies in which we invested or the investments held by those companies. Factors that could lead to an impairment of U.S. government securities, which constitute a significant portion of our current assets, include any downgrade of U.S. government debt or concern about the creditworthiness of the U.S. government. We may be required in the future to record additional charges to earnings if our goodwill, intangible assets, investments in equity interests, including investments held by any equity method investee, or other investments become impaired. Any such charge would adversely impact our financial results.

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

We use derivative instruments, such as foreign currency forward contracts and options, to partially offset certain exposures to fluctuations in foreign currency exchange rates. The use of such instruments may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign currency exchange rates. Any losses on these instruments that we experience may adversely impact our financial results, cash flows and financial condition. Further, we hedge a portion of our net investment in Yahoo Japan Corporation (“Yahoo Japan”) with currency forward contracts. If the Japanese yen has appreciated at maturity beyond the contract execution rate, we would be required to settle the contract by making a cash payment which could be material and could adversely impact our cash flows and financial condition. See Part I, Item 3—“Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report.

Acquisitions and strategic investments could result in adverse impacts on our operations and in unanticipated liabilities.

We have acquired, and have made strategic investments in, a number of companies (including through joint ventures). Such acquisitions and strategic investments to date were accompanied by a number of risks, including:

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

Our failure to be successful in addressing these risks or other problems encountered in connection with our acquisitions and strategic investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally.

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

In addition to uncertainty about our ability to continue to generate revenue from our foreign operations, there are additional risks inherent in doing business internationally (including through our international joint ventures), including:

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

The recent advisory referendum on the United Kingdom’s membership in the European Union, and any resulting changes to UK or EU policies, may, among other things, adversely affect business activity and economic conditions, cause unfavorable exchange rate fluctuations, create uncertainty regarding international data protection and transfer, government requests for information, advertising regulations, and tax rates, and affect our ability to recruit and retain employees.

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

Any failure to manage changes to our business could adversely affect our operating results.

If we are unable to effectively manage a large and geographically dispersed group of employees, our business may be adversely affected. Our business relies on data systems, billing systems, and financial reporting and control systems, among others. All of these systems have become increasingly complex in the recent past due to the growing complexity of our business, acquisitions of new businesses with different systems, and increased regulation over controls and procedures. To manage our business in a cost-effective manner, we will need to continue to upgrade and improve our data systems, billing systems, and other operational and financial systems, procedures, and controls. In some cases, we are outsourcing administrative functions to lower-cost providers. These upgrades, improvements and outsourcing changes will require a dedication of resources and in some cases are likely to be complex. If we are unable to adapt our systems and put adequate controls in place in a timely manner, our business may be adversely affected. In particular, sustained failures of our billing systems to accommodate increasing numbers of transactions, to accurately bill users and advertisers, or to accurately compensate Affiliates could adversely affect the viability of our business model.

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

We earn a material amount of our income from outside the United States. As of June 30, 2016, we had undistributed foreign earnings of approximately $3.3 billion, principally related to our equity method investment in Yahoo Japan. While we do not currently anticipate repatriating these earnings, any repatriation of funds in foreign jurisdictions to the United States could result in higher effective tax rates for us and subject us to significant additional U.S. income tax liabilities.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended June 30, 2016, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $35.22 to $37.94 per share and the closing sale price on July 29, 2016 was $38.19 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results or announcements of technological innovations, significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; general economic conditions; and the operating performance and market valuation of Alibaba Group Holding Limited (“Alibaba Group”) and Yahoo Japan in which we have investments. The equity valuation of our investment in Yahoo Japan may be impacted due to fluctuations in foreign currency exchange rates. We present our investment in Alibaba Group on our consolidated balance sheet as an available-for-sale marketable security. Consequently, the carrying value of this investment on our consolidated balance sheet will vary over time and fluctuations in its valuation may cause our stock price to fluctuate.

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

In connection with the pricing of the Notes, we entered into note hedge transactions with the option counterparties. The note hedge transactions are generally expected to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. We also entered into warrant transactions with the option counterparties. However, the warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants. Counterparties to the warrants may make adjustments to certain terms of the warrants upon the occurrence of specified events, including the announcement of the Stock Purchase Agreement, if the event results in a material change to the trading price of our common stock or the value of the warrants.

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

YAHOO! INC.

Dated: August 8, 2016	By:	/s/ MARISSA A. MAYER
Marissa A. Mayer Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2016	By:	/s/ KEN GOLDMAN
Ken Goldman Chief Financial Officer (Principal Financial Officer)

Yahoo! Inc.

Index to Exhibits

Exhibit Number	Description

2.5§

Stock Purchase Agreement, dated July 23, 2016, by and between the Registrant and Verizon Communications Inc. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 25, 2016 and incorporated herein by reference).

2.6§

Reorganization Agreement, dated July 23, 2016, by and between the Registrant and Yahoo Holdings, Inc. (previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed July 25, 2016 and incorporated herein by reference).

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

3.2	Amended and Restated Bylaws of Yahoo! Inc. (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 30, 2016 and incorporated herein by reference).

10.2(L)+

Form of equity award agreement letter amendment, dated April 10, 2016, between the Registrant and executives clarifying the definition of “change in control” for purposes of outstanding awards under the Yahoo! Inc. Stock Plan (previously filed as Exhibit 10.2(L) to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2016).

10.11*†	Amendment No. 3 to Yahoo! Japan License Agreement, effective as of April 29, 2016, by and between the Registrant and Yahoo Japan Corporation.

10.13(B)+

Amendment, dated April 10, 2016, to Amended and Restated Yahoo! Inc. Change in Control Employee Severance Plan for Level I and Level II Employees (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 14, 2016 and incorporated herein by reference).

10.14(R)*†	Fourteenth Amendment to Search and Advertising Services and Sales Agreement, effective as of June 3, 2016, by and between the Registrant and Microsoft Corporation.

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2016.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2016.

32**

Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2016.

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

§

Certain schedules and attachments have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and attachment will be furnished supplementally to the SEC upon request.