Form 10-Q
period 2016-09-30
YAHOO INC
filed 2016-11-09
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2016
Common Stock, $0.001 par value	954,124,482

YAHOO! INC.

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue,” the negative of such terms, or other comparable terminology. This Report includes, among others, forward-looking statements regarding our:

•	expectations related to our strategic plan announced in February 2016;

•	expectations regarding the pending transaction with Verizon Communications Inc.;

•	security incident disclosed on September 22, 2016;

•	expectations about revenue, including search, display, and other revenue, as well as revenue from our offerings in mobile, video, native, and social (“Mavens”);

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

These statements involve known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. You are urged to carefully review the disclosures made concerning risks and uncertainties that may affect our business or operating results, which include, among others, those listed in Part II, Item 1A. “Risk Factors” of this Report. We do not intend, and undertake no obligation, to update or revise any of our forward-looking statements after the date of this Report to reflect new information, actual results or future events or circumstances.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Yahoo! Inc.

Condensed Consolidated Balance Sheets

	December 31, 2015	September 30, 2016

	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,631,911	$1,411,308
Short-term marketable securities	4,225,112	5,189,207
Accounts receivable, net	1,047,504	945,659
Prepaid expenses and other current assets	602,792	244,782

Total current assets	7,507,319	7,790,956
Long-term marketable securities	975,961	1,170,962
Property and equipment, net	1,547,323	1,273,327
Goodwill	808,114	437,609
Intangible assets, net	347,269	181,998
Other long-term assets and investments	342,390	218,585
Investment in Alibaba Group	31,172,361	40,577,385
Investments in equity interests	2,503,229	3,020,804

Total assets	$45,203,966	$54,671,626

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$208,691	$168,148
Other accrued expenses and current liabilities	934,658	984,301
Deferred revenue	134,031	115,991

Total current liabilities	1,277,380	1,268,440
Convertible notes	1,233,485	1,283,002
Long-term deferred revenue	27,801	36,609
Other long-term liabilities	118,689	102,283
Deferred tax liabilities related to investment in Alibaba Group	12,611,867	16,444,038
Deferred and other long-term tax liabilities	855,324	668,098

Total liabilities	16,124,546	19,802,470

Commitments and contingencies (Note 12)	-	-
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 962,959 shares issued and 945,854 shares outstanding as of December 31, 2015 and 970,528 shares issued and 953,467 shares outstanding as of September 30, 2016	959	967
Additional paid-in capital	8,807,273	9,036,876
Treasury stock at cost, 17,105 shares as of December 31, 2015 and 17,061 shares as of September 30, 2016	(911,533)	(909,508)
Retained earnings	4,570,807	4,192,467
Accumulated other comprehensive income	16,576,031	22,515,470

Total Yahoo! Inc. stockholders’ equity	29,043,537	34,836,272
Noncontrolling interests	35,883	32,884

Total equity	29,079,420	34,869,156

Total liabilities and equity	$45,203,966	$54,671,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

Yahoo! Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

	(Unaudited, in thousands except per share amounts)
Revenue	$1,225,673	$1,305,206	$3,694,908	$3,699,995

Operating expenses:
Cost of revenue — traffic acquisition costs	223,229	447,537	606,598	1,141,786
Cost of revenue — other	302,846	255,421	884,041	806,491
Sales and marketing	274,329	212,654	823,990	674,711
Product development	272,285	243,644	905,460	801,708
General and administrative	151,963	176,713	506,071	490,519
Amortization of intangibles	19,622	11,594	59,677	46,736
Gain on sale of patents and land	-	-	(11,100)	(121,559)
Asset impairment charge	41,699	-	41,699	-
Goodwill impairment charge	-	-	-	394,901
Intangible assets impairment charge	-	-	-	87,335
Restructuring charges, net	26,012	9,962	96,932	86,576

Total operating expenses	1,311,985	1,357,525	3,913,368	4,409,204
Loss from operations	(86,312)	(52,319)	(218,460)	(709,209)
Other expense, net	(23,955)	(6,122)	(66,759)	(38,476)

Loss before income taxes and earnings in equity interests	(110,267)	(58,441)	(285,219)	(747,685)
Benefit for income taxes	93,208	105,513	75,613	124,736
Earnings in equity interests, net of tax	95,195	116,228	290,726	249,579

Net income (loss)	78,136	163,300	81,120	(373,370)
Net income attributable to noncontrolling interests	(1,875)	(474)	(5,215)	(2,949)

Net income (loss) attributable to Yahoo! Inc.	$76,261	$162,826	$75,905	$(376,319)

Net income (loss) attributable to Yahoo! Inc. common stockholders per share — basic	$0.08	$0.17	$0.08	$(0.40)

Net income (loss) attributable to Yahoo! Inc. common stockholders per share — diluted	$0.08	$0.17	$0.08	$(0.40)

Shares used in per share calculation — basic	940,822	951,421	937,713	948,524

Shares used in per share calculation — diluted	946,934	957,304	944,160	948,524

Stock-based compensation expense by function:
Cost of revenue — other	$9,748	$9,440	$22,957	$25,876
Sales and marketing	33,317	36,428	111,416	108,259
Product development	46,461	54,720	145,444	161,182
General and administrative	20,900	28,304	71,435	73,946
Restructuring charges, net	-	-	2,705	7,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

Yahoo! Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

	(Unaudited, in thousands)
Net income (loss)	$78,136	$163,300	$81,120	$(373,370)

Available-for-sale securities:
Unrealized (losses) gains on available-for-sale securities, net of taxes of $3,646,362 and $(4,099,170) for the three months ended September 30, 2015 and 2016, respectively, and $7,034,475 and $(3,812,738) for the nine months ended September 30, 2015 and 2016, respectively	(5,299,758)	5,960,520	(10,225,842)	5,555,697
Reclassification adjustment for realized losses (gains) on available-for-sale securities included in net income, net of taxes of $(44) and $(6) for the three months ended September 30, 2015 and 2016, respectively, and $(45) and $(113) for the nine months ended September 30, 2015 and 2016, respectively	72	11	74	206

Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(5,299,686)	5,960,531	(10,225,768)	5,555,903

Foreign currency translation adjustments (“CTA”):
Foreign CTA (losses) gains, net of taxes of $607 and $106 for the three months ended September 30, 2015 and 2016, respectively, and $1,061 and $(273) for the nine months ended September 30, 2015 and 2016, respectively	(126,774)	291,871	(359,876)	459,805
Net investment hedge CTA (losses) gains, net of taxes of $8,252 and $(217) for the three months ended September 30, 2015 and 2016, respectively, and $(2,492) and $30,036 for the nine months ended September 30, 2015 and 2016, respectively	(13,855)	393	4,183	(54,482)
Reclassification adjustment for realized (gains) losses included in CTA, net of taxes of $0 for both the three and nine months ended September 30, 2016, respectively	-	(2,863)	-	(19,363)

Net foreign CTA (losses) gains, net of tax	(140,629)	289,401	(355,693)	385,960

Cash flow hedges:
Unrealized (losses) gains on cash flow hedges, net of taxes of $362 and $163 for the three months ended September 30, 2015 and 2016, respectively, and $(327) and $3,138 for the nine months ended September 30, 2015 and 2016, respectively	(1,440)	(296)	(6,721)	(5,694)
Reclassification adjustment for realized losses (gains) on cash flow hedges included in net income, net of taxes of $274 and $(1,013) for the three months ended September 30, 2015 and 2016, respectively, and $992 and $(1,802) for the nine months ended September 30, 2015 and 2016, respectively	869	1,838	3,007	3,270

Net change in unrealized (losses) gains on cash flow hedges, net of tax	(571)	1,542	(3,714)	(2,424)

Other comprehensive (loss) income	(5,440,886)	6,251,474	(10,585,175)	5,939,439

Comprehensive (loss) income	(5,362,750)	6,414,774	(10,504,055)	5,566,069
Less: comprehensive income attributable to noncontrolling interests	(1,875)	(474)	(5,215)	(2,949)

Comprehensive (loss) income attributable to Yahoo! Inc.	$(5,364,625)	$6,414,300	$(10,509,270)	$5,563,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

Yahoo! Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2016

	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$81,120	$(373,370)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	355,540	308,324
Amortization of intangible assets	102,090	80,036
Accretion of convertible notes discount	46,984	49,517
Stock-based compensation expense	353,957	376,637
Non-cash asset impairment charge	41,699	-
Non-cash goodwill impairment charge	-	394,901
Non-cash intangible assets impairment charge	-	87,335
Non-cash restructuring (reversals) charges	(31)	1,227
Non-cash accretion on marketable debt securities	38,328	23,060
Foreign exchange loss (gain)	10,337	(46,046)
Gain on sale of assets and other	(3,058)	(2,719)
Gain on sale of patents and land	(11,100)	(121,559)
Loss on Hortonworks warrants	19,241	49,930
Earnings in equity interests	(290,726)	(249,579)
Tax benefits (detriments) from stock-based awards	22,990	(8,598)
Excess tax benefits from stock-based awards	(33,359)	(1,743)
Deferred income taxes	(52,605)	(175,984)
Dividends received from equity investee	142,045	156,968
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	34,303	106,261
Prepaid expenses and other	(64,112)	346,103
Accounts payable	(29,642)	(10,083)
Accrued expenses and other liabilities	194,569	12,974
Incomes taxes payable related to sale of Alibaba Group ADSs	(3,282,293)	-
Deferred revenue	(191,989)	(9,988)

Net cash (used in) provided by operating activities	(2,515,712)	993,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(428,345)	(197,508)
Proceeds from sales of property and equipment	11,069	249,089
Purchases of marketable securities	(3,472,587)	(5,680,284)
Proceeds from sales of marketable securities	566,321	281,393
Proceeds from maturities of marketable securities	4,889,437	4,223,735
Acquisitions, net of cash acquired	(174,630)	-
Proceeds from sales of patents	29,100	1,500
Purchases of intangible assets	(4,733)	(2,001)
Proceeds from settlement of derivative hedge contracts	120,682	39,007
Payments for settlement of derivative hedge contracts	(6,594)	(7,012)
Payments for equity investments in privately held companies	-	(9)
Other investing activities, net	(203)	(127)

Net cash provided by (used in) investing activities	1,529,517	(1,092,217)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Yahoo! Inc.

Condensed Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
	2015	2016

	(Unaudited, in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	52,297	15,512
Repurchases of common stock	(203,771)	-
Excess tax benefits from stock-based awards	33,359	1,743
Tax withholdings related to net share settlements of restricted stock units	(216,061)	(157,442)
Distributions to noncontrolling interests	(15,847)	(5,948)
Other financing activities, net	(13,554)	(10,414)

Net cash used in financing activities	(363,577)	(156,549)

Effect of exchange rate changes on cash and cash equivalents	(33,166)	34,559
Net change in cash and cash equivalents	(1,382,938)	(220,603)
Cash and cash equivalents at beginning of period	2,664,098	1,631,911

Cash and cash equivalents at end of period	$1,281,160	$1,411,308

NON-CASH ACTIVITIES:
Change in non-cash acquisitions of property and equipment	$38,761	$(3,570)

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

The Company revised the consolidated statement of cash flows for the nine months ended September 30, 2015 to correct for a non-cash acquisition of property and equipment resulting in an increase in cash used in operating activities of $23 million and a corresponding increase in net cash provided by investing activities. Certain other prior period amounts have been reclassified to conform to the current period presentation.

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

The table below presents how the Company accounted for amounts paid to Affiliates related to the Microsoft Search Agreement in transitioned markets, and shows the impact of the implementation of the Eleventh Amendment in transitioned markets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Cost of revenue — TAC in transitioned markets(*)	$-	$257,601	$-	$509,932
Reduction to revenue in transitioned markets	$299,710	$-	$987,601	$273,705

(*)

For the three months ended September 30, 2016, cost of revenue—TAC included $222 million in the Americas segment, $34 million in the EMEA segment and $2 million in the Asia Pacific segment. For the nine months ended September 30, 2016, cost of revenue—TAC included $440 million in the Americas segment, $67 million in the EMEA segment and $3 million in the Asia Pacific segment.

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

TAC consists of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo Properties. TAC is either recorded as a reduction to revenue or as cost of revenue—TAC. TAC related to the Microsoft Search Agreement was recorded as a reduction to revenue for reporting periods through March 31, 2016. Beginning in the reporting period ended June 30, 2016, TAC related to the Microsoft Search Agreement is recorded as cost of revenue—TAC in markets that have completed the transition of exclusive sales responsibilities to Microsoft for paid search services to premium advertisers pursuant to the Eleventh Amendment as described above.

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

For originally developed content, the Company performs regular recoverability assessments on a program-by-program basis. If there are any events or changes in circumstances indicating that the Company should assess whether the fair value of originally developed content is less than its unamortized costs, the Company performs a fair value analysis using an expected cash flow approach. The amount by which the unamortized costs of the originally developed content exceed estimated fair value is charged to expense as an asset impairment. During the three and nine months ended September 30, 2015, the Company recorded an asset impairment charge of $14 million related to originally developed content.

For acquired content, the Company compares the net realizable value on a program-by-program basis with the unamortized cost. The amount by which the unamortized costs of the acquired content exceed net realizable value is charged to expense as an asset impairment. During the three and nine months ended September 30, 2015, the Company recorded an asset impairment charge of $28 million related to acquired content, primarily driven by a reduction of forecasted revenues to be generated from advertising on Yahoo Properties.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU 2014-15 becomes effective for annual periods beginning after December 15, 2016 and for interim reporting periods thereafter. The Company does not expect the adoption of this ASU to have a material impact on the Company’s disclosures in the footnotes to its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”, which introduces new guidance for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including, but not limited to, trade and other receivables, held-to-maturity debt securities, loans and net investments in leases. The new guidance also modifies the impairment model for available-for-sale debt securities and requires the entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. The standard also indicates that entities may not use the length of time a security has been in an unrealized loss position as a factor in concluding whether a credit loss exists. The ASU is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s consolidated financial position, results of operations and cash flows.

In June 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force.” The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s consolidated cash flows.

In October 2016, FASB issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory” which amends the accounting for income taxes. The new guidance requires the recognition of the income tax consequences of an intra-entity asset transfer, other than transfers of inventory, when the transfer occurs. For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The new guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s consolidated financial position, results of operations and cash flows.

Note 2 Marketable Securities, Investments and Fair Value Disclosures

The following tables summarize the available-for-sale securities (in thousands):

	December 31, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government and agency securities	$616,501	$24	$(635)	$615,890
Corporate debt securities, commercial paper, time deposits, and bank certificates of deposit	4,589,799	292	(4,908)	4,585,183
Alibaba Group equity securities	2,713,483	28,458,878	-	31,172,361
Hortonworks equity securities	26,246	57,977	-	84,223
Other corporate equity securities	298	-	(101)	197

Total available-for-sale marketable securities	$7,946,327	$28,517,171	$(5,644)	$36,457,854

	September 30, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government and agency securities	$685,888	$310	$(191)	$686,007
Corporate debt securities, commercial paper, time deposits, and bank certificates of deposit	5,673,306	2,472	(1,616)	5,674,162
Alibaba Group equity securities	2,713,484	37,863,901	-	40,577,385
Hortonworks equity securities	26,246	5,867	-	32,113
Other corporate equity securities	8,267	74	(1,380)	6,961

Total available-for-sale marketable securities	$9,107,191	$37,872,624	$(3,187)	$46,976,628

	December 31, 2015	September 30, 2016

Reported as:
Short-term marketable securities	$4,225,112	$5,189,207
Long-term marketable securities	975,961	1,170,962
Investment in Alibaba Group	31,172,361	40,577,385
Other long-term assets and investments	84,420	39,074

Total	$36,457,854	$46,976,628

Short-term, highly liquid investments of $667 million and $644 million as of December 31, 2015 and September 30, 2016, respectively, included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial as the carrying value approximates fair value because of the short maturity of those instruments. Realized gains and losses from sales of available-for-sale marketable debt securities were not material for both the three and nine months ended September 30, 2015 and 2016.

The remaining contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31, 2015	September 30, 2016

Due within one year	$4,225,112	$5,189,207
Due after one year through five years	975,961	1,170,962

Total available-for-sale marketable debt securities	$5,201,073	$6,360,169

The following tables show all available-for-sale marketable debt securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Government and agency securities	$552,041	$(635)	$-	$-	$552,041	$(635)
Corporate debt securities, commercial paper, and bank certificates of deposit	2,415,347	(4,763)	99,214	(145)	2,514,561	(4,908)

Total available-for-sale marketable debt securities	$2,967,388	$(5,398)	$99,214	$(145)	$3,066,602	$(5,543)

	September 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Government and agency securities	$197,080	$(191)	$-	$-	$197,080	$(191)
Corporate debt securities, commercial paper, and bank certificates of deposit	1,570,989	(1,586)	56,522	(30)	1,627,511	(1,616)

Total available-for-sale marketable debt securities	$1,768,069	$(1,777)	$56,522	$(30)	$1,824,591	$(1,807)

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

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of September 30, 2016 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total

Money market funds(1)	$574,351	$-	$-	$574,351
Available-for-sale marketable debt securities:
Government and agency securities(1)	-	686,007	-	686,007
Commercial paper and bank certificates of deposit(1)	-	2,658,311	-	2,658,311
Corporate debt securities(1)	-	3,045,334	-	3,045,334
Time deposits(1)	-	40,297	-	40,297
Available-for-sale equity securities:
Other corporate equity securities (2)	6,961	-	-	6,961
Alibaba Group equity securities	40,577,385	-	-	40,577,385
Hortonworks equity securities(2)	32,113	-	-	32,113
Hortonworks warrants	-	-	28,931	28,931
Foreign currency derivative contracts(3)	-	47	-	47

Financial assets at fair value	$41,190,810	$6,429,996	$28,931	$47,649,737
Liabilities
Foreign currency derivative contracts(3)	-	(45,657)	-	(45,657)

Total financial assets and liabilities at fair value	$41,190,810	$6,384,339	$28,931	$47,604,080

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

(3)

Foreign currency derivative contracts are classified as part of either current or noncurrent assets or liabilities on the condensed consolidated balance sheets. The notional amounts of the foreign currency derivative contracts were: $1.5 billion, including contracts designated as net investment hedges of $1.2 billion, as of December 31, 2015; and $0.3 billion, including contracts designated as net investment hedges of $0.2 billion, as of September 30, 2016.

The amount of cash included in cash and cash equivalents as of December 31, 2015 and September 30, 2016 was $965 million and $767 million, respectively.

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

Activity between Levels of the Fair Value Hierarchy

During the year ended December 31, 2015 and the nine months ended September 30, 2016, the Company did not make any transfers between Level 1, Level 2, and Level 3 assets or liabilities.

Hortonworks Warrants

The estimated fair value of the Hortonworks warrants was $79 million and $29 million as of December 31, 2015 and September 30, 2016, respectively, which is included in other long-term assets and investments on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2015, the Company recorded a loss of $13 million and $19 million, respectively, and during the three and nine months ended September 30, 2016, the Company recorded losses of $8 million and $50 million, respectively, due to the change in estimated fair value of the Hortonworks warrants during the respective periods, which was included within other expense, net in the Company’s condensed consolidated statements of operations. The estimated fair value of the Hortonworks warrants was determined using a Black-Scholes model.

Assets and Liabilities at Fair Value on a Nonrecurring Basis

Convertible Senior Notes. In 2013, the Company issued $1.4 billion aggregate principal amount of 0.00% Convertible Senior Notes due in 2018 (the “Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate estimated fair value of the Notes as of both December 31, 2015 and September 30, 2016 was $1.3 billion. The estimated fair value of the Notes was determined on the basis of quoted market prices observable in the market and is considered Level 2 in the fair value hierarchy. See Note 11—“Convertible Notes” for additional information related to the Notes.

Goodwill and Definite-Lived Intangible Assets. The inputs used to measure the estimated fair value of goodwill and definite-lived intangible assets are classified as a Level 3 fair value measurement due to the significance of unobservable inputs using company-specific information. The valuation methodology used to estimate the fair value of goodwill and definite-lived intangible assets is discussed in Note 5—“Goodwill” and Note 6—“Intangible Assets, Net.”

Other Investments. As of both December 31, 2015 and September 30, 2016, the Company held approximately $83 million of investments in equity securities of privately-held companies that are accounted for using the cost method. These investments are included within other long-term assets and investments on the condensed consolidated balance sheets. Such investments are reviewed periodically for impairment.

Note 3    Consolidated Financial Statement Details

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31, 2015	September 30, 2016

Unrealized gains on available-for-sale securities, net of tax	$16,918,539	$22,474,442
Unrealized gains (losses) on cash flow hedges, net of tax	482	(1,942)
Foreign currency translation, net of tax	(342,990)	42,970

Accumulated other comprehensive income	$16,576,031	$22,515,470

Noncontrolling Interests Noncontrolling interests were as follows (in thousands):

	September 30, 2015	September 30, 2016

Beginning noncontrolling interests	$43,755	$35,883
Distributions to noncontrolling interests	(15,847)	(5,948)
Net income attributable to noncontrolling interests	5,215	2,949

Ending noncontrolling interests	$33,123	$32,884

Other Expense, Net Other expense, net was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Interest and investment income	$8,010	$17,013	$24,888	$42,534
Interest expense	(18,411)	(18,513)	(53,540)	(55,238)
Loss on Hortonworks warrants	(12,782)	(8,493)	(19,241)	(49,930)
Foreign exchange (loss) gain	(1,490)	3,180	(21,017)	22,006
Other	718	691	2,151	2,152

Total other expense, net	$(23,955)	$(6,122)	$(66,759)	$(38,476)

Interest and investment income consists of income earned from cash and cash equivalents in bank accounts and investments made in marketable debt securities.

Interest expense is related to the Notes and notes payable related to building and capital lease obligations for data centers.

During the three and nine months ended September 30, 2015, the Company recorded losses of $13 million and $19 million, respectively, and during the three and nine months ended September 30, 2016, the Company recorded losses of $8 million and $50 million, respectively, due to the change in estimated fair value of the Hortonworks warrants during the respective periods. See Note 2—“Marketable Securities, Investments and Fair Value Disclosures” for additional information.

Foreign exchange (loss) gain consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, and unrealized and realized foreign currency transaction gains and losses, including gains and losses related to balance sheet hedges. Additionally, during the three and nine months ended September 30, 2016, the Company reclassified certain unrealized currency translation adjustments from accumulated other comprehensive income and realized a gain of $3 million and $20 million, respectively, due to the liquidation of foreign subsidiaries.

Other consists of gains from other non-operational items.

Reclassifications Out of Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2015 and 2016 were as follows (in thousands):

	Three Months Ended
	September 30, 2015	September 30, 2016	Affected Line Item in the Statement of Income
	Reclassified from Accumulated Other Comprehensive Income	Reclassified from Accumulated Other Comprehensive Income

Realized losses on cash flow hedges, net of tax	$869	$1,838	Revenue
Realized losses on available-for-sale securities, net of tax	72	11	Other expense, net
Realized (gains) on foreign currency translation adjustments (“CTA”):
Liquidation of foreign subsidiary CTA reclassification	-	(2,863)	Other expense, net

Total reclassifications for the period	$941	$(1,014)

Reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2015 and 2016 were as follows (in thousands):

	Nine Months Ended
	September 30, 2015	September 30, 2016
	Reclassified from Accumulated Other Comprehensive Income	Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income

Realized losses on cash flow hedges, net of tax	$3,007	$3,270	Revenue
Realized losses on available-for-sale securities, net of tax	74	206	Other expense, net
Realized (gains) losses on foreign currency translation adjustments (“CTA”):
Liquidation of foreign subsidiary CTA reclassification	-	1,110	Restructuring charges, net
Liquidation of foreign subsidiary CTA reclassification	-	(20,473)	Other expense, net

Total reclassifications for the period	$3,081	$(15,887)

Note 4     Acquisitions and Dispositions

Transactions completed in 2015

Polyvore. On September 2, 2015, the Company acquired Polyvore, Inc. (“Polyvore”), a social commerce website that lets users across the globe discover and shop for their favorite products in fashion, beauty and home décor.

The total purchase price of approximately $161 million consisted of cash consideration. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding vested options) of Polyvore. Outstanding Polyvore unvested options were assumed and converted into equivalent awards for Yahoo common stock valued at $7 million, which is being recognized as stock-based compensation expense as the options vest over periods of up to four years from the date of the acquisition.

Separately, in connection with the acquisition, the Company is also recognizing stock-based compensation expense of $15 million over a period of four years from the date of the acquisition. This amount is comprised of Yahoo common stock issued to the founders (which had a fair value of $15 million at the acquisition date). The Yahoo common stock held in escrow was issued to the founders, but is subject to forfeiture and will be released over four years from the date of the acquisition provided they remain employees of the Company (or a successor company).

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

The amortizable intangible assets have useful lives not exceeding five years and a weighted average useful life of three years. The purchase price of $161 million exceeded the estimated fair value of the tangible and identifiable intangible assets and liabilities acquired and, as a result of the allocation, the Company recorded goodwill of $131 million in connection with this transaction. Goodwill represented the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. The entire goodwill amount was recorded in the Americas segment and was subsequently impaired during the fourth quarter of 2015 as a result of the impairment testing performed by the Company on its reporting units as of October 31, 2015.

Other Acquisitions. During the nine months ended September 30, 2015, the Company acquired one other company which was accounted for as a business combination. The total purchase price for this acquisition was $23 million. The purchase price allocation of the assets acquired and liabilities assumed based on their estimated fair values was as follows: $5 million to amortizable intangibles; $4 million to net liabilities assumed; and the remainder of $22 million to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. The entire goodwill amount which was recorded in the EMEA segment was subsequently impaired during the fourth quarter of 2015 as a result of the impairment testing performed by the Company on its reporting units as of October 31, 2015.

The Company’s business combination completed during the nine months ended September 30, 2015 did not have a material impact on the Company’s condensed consolidated financial statements and therefore actual and pro forma disclosures have not been presented.

The Company did not make any acquisitions during the nine months ended September 30, 2016.

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

The amounts allocated to the license of the Existing Patents are being recorded as revenue over the four-year payment period under the license when payments are due. The amounts allocated to the Capture Period Patents are being recorded as revenue over the five-year capture period. During both the three and nine months ended September 30, 2015 and 2016, the Company recognized $22 million and $65 million in revenue related to the Existing Patents and the Capture Period Patents.

During both the three months ended September 30, 2015 and 2016, the Company did not have any patent sales. During the nine months ended September 30, 2015 and 2016, the Company sold certain patents and recorded a gain on sale of patents of approximately $11 million and $2 million, respectively.

Sale of Santa Clara Property

On April 21, 2016, the Company entered into a purchase agreement to sell certain property located in Santa Clara, California. The total carrying value of the property assets was $126 million, which mostly pertained to the land, and was reported within the Americas segment. The decision to sell this property was largely based upon a general lack of operational need for the land and recent improvements in market conditions for commercial real estate in the area. The sale under the purchase agreement was finalized on June 16, 2016 for total proceeds of $246 million, net of closing costs of $4 million. During the nine months ended September 30, 2016, the Company recorded a gain of $120 million, net of closing costs, on the sale of the property assets which is included in gain on sale of patents and land in our condensed consolidated statements of operations.

Pending Sale of the Operating Business to Verizon Communications Inc.

On July 23, 2016, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Verizon Communications Inc. (“Verizon”), pursuant to which the Company has agreed to sell, and Verizon has agreed to purchase (the “Sale”), all of the outstanding shares of Yahoo Holdings, Inc., a newly formed wholly-owned subsidiary of the Company (“Yahoo Holdings”) (and, if elected by Verizon, prior to the sale of Yahoo Holdings to cause Yahoo Holdings to sell to a foreign subsidiary of Verizon all of the equity interests in a foreign subsidiary of Yahoo Holdings that will hold certain foreign subsidiaries relating to the operating business), which, immediately prior to the consummation of the Sale, will own the Company’s operating business. The aggregate consideration to be paid to the Company by Verizon in connection with the Sale is $4,825,800,000 in cash, subject to certain adjustments as provided in the Stock Purchase Agreement.

Concurrently with the execution of the Stock Purchase Agreement, the Company entered into a Reorganization Agreement (the “Reorganization Agreement”) with Yahoo Holdings, pursuant to which the Company will transfer to Yahoo Holdings prior to the consummation of the Sale all of its assets and liabilities relating to its operating business, other than specified excluded assets and retained liabilities (the “Reorganization”). Upon completion of the Sale, Verizon will also receive for its benefit and that of its current and certain of its future affiliates, a non-exclusive, worldwide, perpetual, royalty-free license to certain intellectual property not core to the operating business held by Excalibur IP, LLC, a wholly-owned subsidiary of the Company (“Excalibur”), that is not being transferred to Yahoo Holdings with the operating business.

The excluded assets include the Company’s cash and marketable securities as of the closing of the Sale, the Company’s shares in Alibaba Group and Yahoo Japan, certain other minority equity investments, and all of the equity in Excalibur. The retained liabilities will include the Notes, securityholder litigation, and certain director and officer indemnification obligations. Following the closing of the Sale, the excluded assets and retained liabilities will remain in Yahoo which will be renamed and will become an independent, publicly traded, management investment company registered under the Investment Company Act of 1940.

The closing of the Sale is subject to certain conditions, including, among others, the approval of the Sale by the Company’s stockholders, antitrust approvals, the closing of the Reorganization, and certain other customary closing conditions.

Note 5    Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 were as follows (in thousands):

	Americas(1)	EMEA(2)	Asia Pacific(3)	Total

Net balance as of January 1, 2016	$518,886	$-	$289,228	$808,114
Goodwill impairment charge	(394,901)	-	-	(394,901)
Foreign currency translation adjustments	-	-	24,396	24,396

Net balance as of September 30, 2016	$123,985	$-	$313,624	$437,609

(1)	Gross goodwill balance for the Americas segment was $4.4 billion as of September 30, 2016. The Americas segment includes accumulated impairment losses of $4.3 billion as of September 30, 2016.

(2)	The EMEA segment includes accumulated impairment losses of $1.2 billion as of September 30, 2016.

(3)	Gross goodwill balance for the Asia Pacific segment was $466 million as of September 30, 2016. The Asia Pacific segment includes accumulated impairment losses of $159 million as of September 30, 2016.

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

After recording the goodwill impairment charge as of October 31, 2015 for Tumblr during the fourth quarter of 2015, the fair value of the Tumblr reporting unit approximated its carrying value. As such, any significant unfavorable changes in the forecast would result in the fair value being less than the carrying value.

Goodwill Impairment Testing Performed During the Second Quarter of 2016

Subsequent to the most recent annual goodwill impairment assessment performed as of October 31, 2015, the Company has continued to monitor the actual performance of its reporting units. During the second quarter of 2016, the Company determined that there were indicators present to suggest that it was more likely than not that the fair value of the Tumblr reporting unit was less than its carrying amount. The significant changes for the Tumblr reporting unit subsequent to the annual goodwill impairment test performed as of October 31, 2015 included a decline in the 2016 and beyond forecasted revenue, operating income and cash flows.

Step One

To test the Tumblr reporting unit for impairment, the Company used the two-step quantitative test. Consistent with methodology used for the prior year’s annual goodwill impairment testing, the Company estimated the fair value of the Tumblr reporting unit using an income approach which was deemed to be the most indicative of fair value in an orderly transaction between market participants. Under the income approach, the Company determined fair value based on estimated future cash flows of the Tumblr reporting unit discounted by an estimated weighted-average cost of capital, reflecting the overall level of inherent risk of the Tumblr reporting unit and the rate of return an outside investor would expect to earn. The Company based its cash flow projections for the Tumblr reporting unit using a forecast of cash flows and a terminal value based on the Perpetuity Growth Model. The forecast and related assumptions were derived from an updated financial forecast prepared during the second quarter of 2016. As a result of the analysis, the Company concluded that the carrying value of the Tumblr reporting unit exceeded its estimated fair value.

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

The remaining goodwill related to the Tumblr reporting unit as of September 30, 2016 was $124 million, which is included in the Americas operating segment. As of September 30, 2016, there was also goodwill remaining for Taiwan, Hong Kong, and Australia & New Zealand reporting units, which are included in the Asia Pacific operating segment.

As noted above, the Company recorded goodwill impairment charges in the Tumblr reporting unit during the second quarter of 2016. It is reasonably possible that future changes in judgments, assumptions and estimates we made in assessing the fair value of goodwill could cause us to consider some portion or all of the remaining goodwill of the Tumblr reporting unit to become impaired. For example, a future decline in market conditions, changes in our market share, and/or other factors could negatively impact the estimated future cash flows and discount rates used in the income approach to determine the fair value of the Tumblr reporting unit and could result in one or more additional impairment charges in the future.

Note 6     Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2015	September 30, 2016
		Gross Carrying	Accumulated	Impairment
	Net	Amount	Amortization(*)	Charge	Net

Customer, affiliate, and advertiser related relationships	$220,055	$350,911	$(170,517)	$(66,680)	$113,714
Developed technology and patents	86,909	128,732	(73,358)	-	55,374
Tradenames, trademarks, and domain names	40,305	66,631	(33,066)	(20,655)	12,910

Total intangible assets, net	$347,269	$546,274	$(276,941)	$(87,335)	$181,998

(*)	Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $18 million as of September 30, 2016.

As a result of the impairment testing performed in the fourth quarter of 2015, the entire carrying value of the indefinite-lived intangible assets were fully impaired as of December 31, 2015 and the Company did not purchase any indefinite-lived intangibles during the nine months ended September 30, 2016. As of September 30, 2016, the Company only had definite-lived intangible assets.

For the three months ended September 30, 2015 and 2016, the Company recognized amortization expense for intangible assets of $34 million and $20 million, respectively, including $14 million and $9 million in cost of revenue — other for the three months ended September 30, 2015 and 2016, respectively. For the nine months ended September 30, 2015 and 2016, the Company recognized amortization expense for intangible assets of $102 million and $80 million, respectively, including $42 million and $33 million in cost of revenue — other for the nine months ended September 30, 2015 and 2016, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2016 and each of the succeeding years is as follows: three months ending December 31, 2016: $20 million; 2017: $76 million; 2018: $55 million; 2019: $30 million; 2020 and cumulatively thereafter: $1 million.

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

Intangibles Impairment Testing Performed During the Second Quarter of 2016

During the second quarter of 2016, the Company reviewed its Tumblr asset group for impairment as there were events and changes in circumstances that indicated that the carrying value of the long-lived assets may not be recoverable. As a result, the Company performed a quantitative test comparing the fair value of the Tumblr long-lived assets with the carrying amounts and recorded an impairment charge of $87 million associated with its definite-lived intangible assets, which were included within customer, affiliate, and advertiser related relationships and tradenames, trademarks, and domain names.

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

Potentially dilutive securities representing approximately 14 million and 6 million shares of common stock for the three and nine months ended September 30, 2015, respectively, and 2 million shares of common stock for the three months ended September 30, 2016 were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

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

The denominator for diluted net income (loss) per share also does not include any effect from the note hedges. In future periods, the denominator for diluted net income (loss) per share will exclude any effect of the note hedges, if their effect would be anti-dilutive. In the event an actual conversion of any or all of the Notes occurs, the shares that would be delivered to the Company under the note hedges are designed to reduce the dilutive effect of the shares that the Company would issue under the Notes. See Note 11—“Convertible Notes” for additional information.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016

Basic:
Numerator:
Net income (loss) attributable to Yahoo! Inc.	$76,261	$162,826	$75,905	$(376,319)
Less: Net income allocated to participating securities	-	(2)	-	-

Net income (loss) attributable to Yahoo! Inc. common stockholders — basic	$76,261	$162,824	$75,905	$(376,319)

Denominator:
Weighted average common shares	940,822	951,421	937,713	948,524

Net income (loss) attributable to Yahoo! Inc. common stockholders per share—basic	$0.08	$0.17	$0.08	$(0.40)

Diluted:
Numerator:
Net income (loss) attributable to Yahoo! Inc.	$76,261	$162,826	$75,905	$(376,319)
Less: Net income allocated to participating securities	-	(2)	-	-
Less: Effect of dilutive securities issued by equity investees	(1,112)	(1,282)	(3,431)	-

Net income (loss) attributable to Yahoo! Inc. common stockholders—diluted	$75,149	$161,542	$72,474	$(376,319)

Denominator:
Denominator for basic calculation	940,822	951,421	937,713	948,524

Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock units	4,551	4,373	5,155	-
Stock options and employee stock purchase plan	1,561	1,510	1,292	-

Denominator for diluted calculation	946,934	957,304	944,160	948,524

Net income (loss) attributable to Yahoo! Inc. common stockholders per share—diluted	$0.08	$0.17	$0.08	$(0.40)

Note 8    Investments in Equity Interests Accounted for Using the Equity Method of Accounting

The following table summarizes the Company’s investments in equity interests accounted for using the equity method of accounting (dollars in thousands):

	December 31, 2015	Percent Ownership	September 30, 2016	Percent Ownership

Yahoo Japan	$2,496,657	35.5%	$3,020,804	35.5%
Other	6,572	20%	-	-

Total	$2,503,229		$3,020,804

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

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was $8.1 billion as of September 30, 2016.

During the nine months ended September 30, 2015 and 2016, the Company received cash dividends from Yahoo Japan in the amount of $142 million and $157 million, net of withholding taxes, respectively, which were recorded as reductions to the Company’s investment in Yahoo Japan.

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

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016

	(In thousands)
Operating data:
Revenue	$911,735	$1,126,615	$2,840,393	$3,147,894
Gross profit	$712,561	$875,570	$2,254,511	$2,461,125
Income from operations	$402,865	$466,435	$1,266,084	$1,040,561
Net income	$274,567	$324,820	$836,081	$700,785
Net income attributable to Yahoo Japan	$273,636	$325,553	$832,611	$705,449

	September 30,	June 30,
	2015	2016

	(In thousands)
Balance sheet data:
Current assets	$6,150,688	$6,377,258
Long-term assets	$2,430,699	$4,094,564
Current liabilities	$2,003,960	$2,456,712
Long-term liabilities	$245,834	$314,035
Noncontrolling interests	$165,601	$191,735

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $57 million and $68 million for the three months ended September 30, 2015 and 2016, respectively, and approximately $172 million and $190 million for the nine months ended September 30, 2015 and 2016, respectively. As of December 31, 2015 and September 30, 2016, the Company had net receivable balances from Yahoo Japan of approximately $37 million and $48 million, respectively.

Alibaba Group

Equity Investment in Alibaba Group. The Company reflects the investment in Alibaba Group as an available-for-sale equity security on the consolidated balance sheet and adjusts the investment to fair value each quarterly reporting period with changes in fair value recorded within other comprehensive loss, net of tax. See Note 2 — “Marketable Securities, Investments and Fair Value Disclosures” and the condensed consolidated statements of comprehensive loss for additional information. The Company does not currently intend to sell its shares of Alibaba Group in response to changes in the market price of the shares.

Technology and Intellectual Property License Agreement (the “TIPLA”). As a result of the initial public offering of Alibaba Group in September 2014 (the “Alibaba Group IPO”), Alibaba Group’s obligation to make royalty payments under the TIPLA ceased on September 24, 2014 and the Company’s recognition of the remaining TIPLA deferred revenue was completed on September 18, 2015. For the three and nine months ended September 30, 2015, the Company recognized approximately $60 million and $199 million, respectively, related to the TIPLA.

Note 9     Foreign Currency Derivative Financial Instruments

The Company uses derivative financial instruments, primarily forward contracts (and previously including option contracts), to mitigate risk associated with adverse movements in foreign currency exchange rates.

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

The Company has master netting arrangements, which are designed to reduce credit risk by permitting net settlement of foreign exchange contracts with the same counterparty, subject to applicable requirements. The Company presents its derivative assets and liabilities at their gross fair values on the condensed consolidated balance sheets. The Company is not required to pledge, and is not entitled to receive, cash collateral related to these derivative transactions.

Designated as Hedging Instruments

Net Investment Hedges. The Company currently hedges, on an after-tax basis, a portion of its net investment in Yahoo Japan with forward contracts to reduce the risk that its investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. The total of the after-tax net investment hedge was less than the Yahoo Japan investment balance as of both December 31, 2015 and September 30, 2016. As such, the net investment hedge was considered to be effective.

Cash Flow Hedges. The Company entered into foreign currency forward contracts designated as cash flow hedges of varying maturities through January 31, 2017. The cash flow hedges were considered to be effective as of December 31, 2015 and September 30, 2016. All of the forward contracts designated as cash flow hedges that were settled were reclassified to revenue during the three and nine months ended September 30, 2015 and 2016. All current outstanding cash flow hedges are expected to be reclassified into revenue during 2016. For the three and nine months ended September 30, 2015 and 2016, the amounts recorded in other expense, net as a result of hedge ineffectiveness were not material.

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

Notional amounts of the Company’s outstanding derivative contracts as of December 31, 2015 and September 30, 2016 were as follows (in millions):

	December 31,	September 30,
	2015	2016

Derivatives designated as hedging instruments:
Net investment hedge forward and option contracts	$1,150	$200
Cash flow hedge forwards	$75	$37
Derivatives not designated as hedging instruments:
Balance sheet hedges	$225	$80

Foreign currency derivative activity for the nine months ended September 30, 2015 was as follows (in millions):

				Gain (Loss)		Gain
			Gain (Loss)	Recorded in		(Loss)
		Settlement	Recorded in	Other		Recorded
	Beginning	Payment	Other Expense,	Comprehensive		in	Ending Fair
	Fair Value	(Receipt), Net	Net	(Loss) Income		Revenue	Value

Derivatives designated as hedging instruments:
Net investment hedges	$185	$(92)	$1	$7	(*)	$-	$101
Cash flow hedges	$8	$(1)	$(1)	$(3)		$(2)	$1
Derivatives not designated as hedging instruments:
Balance sheet hedges	$4	$(22)	$17	$-		$-	$(1)

(*)

This amount does not reflect the tax impact of $3 million recorded during the nine months ended September 30, 2015. The $4 million after tax impact of the gain recorded within other comprehensive (loss) income was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

Foreign currency derivative activity for the nine months ended September 30, 2016 was as follows (in millions):

				Gain (Loss)		Gain
			Gain (Loss)	Recorded in		(Loss)
		Settlement	Recorded in	Other		Recorded
	Beginning	Payment	Other Expense,	Comprehensive		in	Ending Fair
	Fair Value	(Receipt), Net	Net	(Loss) Income		Revenue	Value

Derivatives designated as hedging instruments:
Net investment hedges	$74	$(30)	$-	$(84	) (*)	$-	$(40)
Cash flow hedges	$2	$2	$(1)	$(4)		$(5)	$(6)
Derivatives not designated as hedging instruments:
Balance sheet hedges	$2	$(4)	$2	$-		$-	$-

(*)

This amount does not reflect the tax impact of $30 million recorded during the nine months ended September 30, 2016. The $54 million after tax impact of the loss recorded within other comprehensive (loss) income was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

Foreign currency derivative contracts balance sheet location and ending fair value was as follows (in millions):

	Balance Sheet	December 31,			September 30,
	Location	2015			2016

Derivatives designated as hedging instruments:
Net investment hedges	Asset(1)	$	79	$	-
	Liability(2)	$	(5)	$	(40)
Cash flow hedges	Asset(1)	$	2	$	-
	Liability(2)	$	-	$	(6)
Derivatives not designated as hedging instruments:
Balance sheet hedges	Asset(1)	$	3	$	-
	Liability(2)	$	(1)	$	-

(1)	Included in prepaid expenses and other current assets or other long-term assets and investments on the condensed consolidated balance sheets.

(2)	Included in other accrued expenses and current liabilities or other long-term liabilities on the condensed consolidated balance sheets.

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

Note 11     Convertible Notes

0.00% Convertible Senior Notes

As of September 30, 2016, the Company had $1.4 billion in principal amount of Notes outstanding. The Notes are senior unsecured obligations of Yahoo, the Notes do not bear regular interest, and the principal amount of the Notes was issued at par value. The Notes mature on December 1, 2018, unless previously purchased or converted in accordance with their terms prior to such date. The Company may not redeem the Notes prior to maturity. However, holders of the Notes may convert them at certain times and upon the occurrence of certain events in the future, as outlined in the indenture governing the Notes (the “Indenture”). Holders of the Notes who convert in connection with a “make-whole fundamental change,” as defined in the Indenture, may require Yahoo to purchase for cash all or any portion of their Notes at a purchase price equal to 100 percent of the principal amount, plus accrued and unpaid special interest as defined in the Indenture, if any. The Notes are convertible, subject to certain conditions, into shares of Yahoo common stock at an initial conversion rate of 18.7161 shares per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $53.43 per share), subject to adjustment upon the occurrence of certain events. Upon conversion of the Notes, holders will receive cash, shares of Yahoo’s common stock or a combination thereof, at Yahoo’s election. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock with respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread). As of September 30, 2016, none of the conditions allowing holders of the Notes to convert had been met.

The Notes consist of the following (in thousands):

	December 31,	September 30,
	2015	2016

Liability component:
Principal	$1,437,500	$1,437,500
Less: note discount	(204,015)	(154,498)

Net carrying amount	$1,233,485	$1,283,002

Equity component (*)	$305,569	$305,569

(*)	Recorded on the condensed consolidated balance sheets within additional paid-in capital.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2016	2015	2016

Accretion of convertible note discount	$15,867	$16,723	$46,984	$49,517

The fair value of the Notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of debt instruments (carrying value excludes the equity component of the Notes classified in equity) were as follows (in thousands):

	December 31, 2015		September 30, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value

Convertible senior notes	$1,250,124	$1,233,485	$1,310,293	$1,283,002

Note Hedge Transactions and Warrant Transactions

The Company entered into note hedge transactions with certain option counterparties (the “Counterparties”) to reduce the potential dilution with respect to Yahoo’s common stock upon conversion of the Notes or offset any cash payment the Company is required to make in excess of the principal amount of converted Notes. Separately, the Company also entered into privately negotiated warrant transactions with the Counterparties giving them the right to purchase common stock from the Company. The warrant transactions could separately have a dilutive effect with respect to Yahoo’s common stock to the extent that the market price per share of its common stock exceeds the strike price of the warrants. The initial strike price of the warrants was $71.24. Counterparties to the warrants may make adjustments to certain terms of the warrants upon the occurrence of specified events, including the announcement of the Stock Purchase Agreement, if the event results in a material change to the trading price of Yahoo’s common stock or the value of the warrants. To date, two Counterparties have given the Company notices of adjustment to their warrant exercise prices.

Note 12     Commitments and Contingencies

Lease Commitments. The Company leases office space and data centers under operating and capital lease agreements with original lease periods of up to 15 years which expire between 2016 and 2025. A summary of gross and net lease commitments as of September 30, 2016 was as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments

Three months ending December 31, 2016	$31	$(4)	$27
Years ending December 31,
2017	98	(15)	83
2018	76	(12)	64
2019	61	(9)	52
2020	47	(7)	40
2021	38	(6)	32
Due after 5 years	86	(2)	84

Total gross and net lease commitments	$437	$(55)	$382

Capital Lease
Commitments

Three months ending December 31, 2016	$4
Years ending December 31,
2017	11
2018	9
2019	5
2020	-
2021	-
Due after 5 years	3

Gross capital lease commitments	$32

Less: interest	6

Net capital lease commitments included in other accrued expenses and current liabilities and other long-term liabilities	$26

Affiliate Commitments. The Company is obligated to make payments, which represent TAC, to its Affiliates. As of September 30, 2016, these commitments totaled $985 million, of which $60 million will be payable in the remainder of 2016, $300 million will be payable in each year from 2017 through 2019, and $25 million will be payable in 2020.

Non-cancelable Obligations. The Company is obligated to make payments under various non-cancelable arrangements with vendors and other business partners, principally for content, bandwidth, and marketing arrangements. As of September 30, 2016, these commitments totaled $124 million, of which $23 million will be payable in the remainder of 2016, $47 million will be payable in 2017, $32 million will be payable in 2018, $9 million will be payable in 2019, $3 million will be payable in 2020, $3 million will be payable in 2021 and $7 million will be payable thereafter.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $13 million through 2023.

Note Payable Obligations. The Company is obligated to make payments for notes payable related to two buildings in Sunnyvale, California. The estimated timing and amounts of payments totaled $53 million, of which $1 million will be payable in the remainder of 2016, $5 million will be payable in each year from 2017 through 2021, and $27 million will be payable thereafter.

Standby Letters of Credit. As of September 30, 2016, the Company had outstanding potential obligations relating to standby letters of credit of $38 million. Standby letters of credit are financial guarantees provided by third parties for ongoing operating liabilities such as leases, utility bills, taxes, and insurance. If any letter of credit is drawn upon by a beneficiary, the Company is obligated to reimburse the provider of the guarantee. The standby letters of credit generally renew annually.

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

As of September 30, 2016, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

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

On January 27, 2016, a stockholder action captioned UCFW Local 1500 Pension Fund v. Marissa Mayer, et al., was filed in the U.S. District Court for the Northern District of California against the Company, and certain current and former officers and directors of the Company. On April 29, 2016, the plaintiff filed an amended complaint. The amended complaint asserts derivative claims, purportedly on behalf of Yahoo, for violations of the Investment Company Act of 1940, breach of fiduciary duty, unjust enrichment, violations of Delaware General Corporation Law Section 124, and violations of California Business & Professions Code Section 17200. The amended complaint seeks to rescind Yahoo’s employment contracts with the individual defendants because those defendants allegedly caused Yahoo to illegally operate as an unregistered investment company. The plaintiff seeks disgorgement in favor of Yahoo, rescission, and an award of attorneys’ fees and costs. In addition, the amended complaint asserts a direct claim against Yahoo for alleged violation of Delaware General Corporation Law Section 124(1), based on the allegation that Yahoo has illegally operated as an unregistered investment company. Pursuant to this claim, the plaintiff seeks injunctive relief preventing Yahoo from entering into any future contracts, including any contracts to sell its assets. On October 19, 2016, the District Court dismissed the amended complaint, with leave to amend.

TCPA Litigation Concerning Yahoo Messenger. On March 21, 2014 and April 16, 2014, civil complaints were filed in the U.S. District Court for the Northern District of Illinois by plaintiffs Rachel Johnson and Zenaida Calderin, respectively, against the Company, alleging that the process by which Yahoo Messenger sends a notification SMS message in addition to delivering a user’s instant message to a recipient’s cellular telephone constitutes a violation of the Telephone Consumer Protection Act (“TCPA”), 47 U.S.C. § 227. The penalty per violation ranges from $500 to $1,500. The complaints, which were consolidated, seek statutory damages for a purported class of plaintiffs. In January 2016, the District Court denied class certification treatment proposed by plaintiff Calderin, who accepted a $1,500 offer of judgment to resolve her case in its entirety. The District Court certified a class proposed by plaintiff Johnson comprising more than 300,000 potential members. The Company sought permission from the United States Court of Appeals for the Seventh Circuit to appeal the District Court’s certification order, which the Court of Appeals denied. No decision has been made on the merits of plaintiffs’ claims, which the Company is defending vigorously. The Company also previously defended related litigation in the United States District Court for the Southern District of California, which denied class certification in September 2015; that case was dismissed with prejudice in March 2016.

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

The Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters described above. The Company has also determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to the Company’s legal proceedings, including the matters described above, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of September 30, 2016 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo, its subsidiaries, directors, or officers in these matters, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against these claims.

Security Incident Contingencies

On September 22, 2016, the Company disclosed that, based on an ongoing investigation, a copy of certain user account information for at least 500 million user accounts was stolen from Yahoo’s network in late 2014 (the “Security Incident”). To date, 23 putative consumer class action lawsuits have been filed against the Company in U.S. federal and state courts, and in foreign courts relating to the Security Incident. The plaintiffs, who purport to represent various classes of users, generally claim to have been harmed by the Company’s alleged actions and/or omissions in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages or other related relief. Additional lawsuits and claims related to the Security Incident may be asserted by or on behalf of users, partners, shareholders, or others seeking damages or other related relief.

While a loss from these matters is reasonably possible, the Company cannot reasonably estimate a range of possible losses related to these legal proceedings at this time because the investigation into the Security Incident is ongoing, the legal proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. Based on current information, the Company does not believe that a loss from these matters is probable and therefore has not recorded an accrual for litigation or other contingencies relating to the Security Incident. The Company will continue to evaluate information as it becomes known and will record an accrual for estimated losses at the time or times it is determined that a loss is both probable and reasonably estimable.

Note 13     Stockholders’ Equity and Employee Benefits

Stock Options. The Company’s Stock Plan, the Directors’ Plan, and stock-based awards assumed through acquisitions (including stock-based commitments related to continued service of acquired employees, such as holdbacks by Yahoo of shares of Yahoo common stock issued to founders of acquired companies in connection with certain of the Company’s acquisitions) are collectively referred to as the “Plans”. Stock option activity under the Company’s Plans for the nine months ended September 30, 2016 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2015(1)	6,522	$18.82
Options granted	-	$-
Options exercised(2)	(1,080)	$14.36
Options expired	(433)	$18.55
Options cancelled/forfeited	(369)	$18.23

Outstanding at September 30, 2016(1)	4,640	$19.93

(1)	Includes shares subject to performance-based stock options for which performance goals had not been set as of the date shown.

(2)	The Company generally issues new shares to satisfy stock option exercises.

As of September 30, 2016, there was $12 million of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 0.9 years.

Restricted Stock and Restricted Stock Units. Restricted stock and restricted stock unit activity under the Plans for the nine months ended September 30, 2016 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share

Awarded and unvested at December 31, 2015(1)	28,739	$39.15
Granted(2)	14,497	$34.39
Vested	(11,386)	$31.95
Forfeited	(6,144)	$35.80

Awarded and unvested at September 30, 2016(1)	25,706	$40.46

(1)

Includes the maximum number of shares issuable under the Company’s performance-based restricted stock unit awards (including future-year tranches for which performance goals had not been set) as of the date shown.

(2)

Includes the maximum number of shares issuable under the performance-based restricted stock unit awards granted during the nine months ended September 30, 2016 (including future-year tranches for which performance goals had not been set during the period); excludes tranches of previously granted performance-based restricted stock units for which performance goals were set during the nine months ended September 30, 2016.

As of September 30, 2016, there was $602 million of unamortized stock-based compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.4 years.

During the nine months ended September 30, 2015 and 2016, 13.8 million shares and 11.4 million shares, respectively, that were subject to previously granted restricted stock units, vested. These vested restricted stock units were net share settled. During the nine months ended September 30, 2015 and 2016, the Company withheld 5.3 million shares and 4.2 million shares, respectively, based upon the Company’s closing stock price on the vesting date, to satisfy the Company’s tax withholding obligation relating to the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $216 million and $157 million, respectively, for the nine months ended September 30, 2015 and 2016 and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

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

Stock Repurchases. In November 2013, the Board authorized a stock repurchase program with an authorized level of $5 billion. The November 2013 program, according to its terms, will expire in December 2016. The aggregate amount remaining under the November 2013 repurchase program was approximately $726 million at September 30, 2016. In March 2015, the Board authorized an additional stock repurchase program with an authorized level of $2 billion. The March 2015 program, according to its terms, will expire in March 2018. The aggregate amount available under the March 2015 repurchase program was $2 billion at September 30, 2016. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the nine months ended September 30, 2016, the Company did not repurchase any of its outstanding common stock.

Note 14     Restructuring Charges, Net

Restructuring charges, net consists of employee severance pay and related costs, accelerations of stock-based compensation expense, facility restructuring costs, contract termination and other non-cash charges associated with the exit of facilities, as well as reversals of restructuring charges arising from changes in estimates.

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2016	2015	2016

Employee severance pay and related costs	$16,597	$6,772	$67,746	$56,620
Non-cancelable lease, contract termination, and other charges	11,103	4,368	33,123	24,302
Reversals of previous charges	(2,590)	(1,029)	(6,611)	(2,947)
Non-cash accelerations of stock-based compensation expense	-	-	2,705	7,374
Other non-cash (credits) charges, net	902	(149)	(31)	1,227

Restructuring charges, net	$26,012	$9,962	$96,932	$86,576

The Company has implemented multiple restructuring plans to reduce its cost structure, align resources with its product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers. For the three months ended September 30, 2015, the Company recorded expense of $9 million and $17 million related to the Americas and EMEA, respectively. For the nine months ended September 30, 2015, the Company recorded expense of $62 million, $31 million, and $4 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the three months ended September 30, 2016, the Company recorded expense of $5 million and $5 million related to the Americas and EMEA segments, respectively. For the nine months ended September 30, 2016, the Company recorded expense of $65 million, $18 million, and $4 million related to the Americas, EMEA, and Asia Pacific segments, respectively.

The amounts recorded during the nine months ended September 30, 2016 were primarily related to the Company’s announced plans in February 2016 to reduce the Company’s workforce by approximately 15 percent by the end of 2016 and exit six offices in Dubai, Mexico City, Buenos Aires, Madrid, Milan and Burbank, California, subject to applicable laws and consultation processes, as a part of the strategic plan to simplify Yahoo’s product portfolio. During the three months ended September 30, 2016, in connection with this action, the Company incurred pre-tax cash charges of $1 million for severance pay expenses and related cash expenditures and pre-tax cash charges of $1 million related to the consolidation and exit of facilities related to non-cancelable lease costs and other related costs. During the nine months ended September 30, 2016, in connection with this action, the Company incurred pre-tax cash charges of $47 million for severance pay expenses and related cash expenditures, pre-tax cash charges of $17 million related to the consolidation and exit of facilities related to non-cancelable lease costs and other related costs, pre-tax non-cash charges of $7 million related to stock-based compensation expense and less than $1 million related to impairment costs.

The Company’s restructuring accrual activity for the nine months ended September 30, 2016 is summarized as follows (in thousands):

Accrual balance as of December 31, 2015	$65,891
Restructuring charges	86,576
Cash paid	(90,078)
Non-cash accelerations of stock-based compensation expense	(7,374)
Foreign currency translation and other adjustments	(1,012)

Accrual balance as of September 30, 2016	$54,003

The $54 million restructuring liability as of September 30, 2016 consisted of $8 million for employee severance expenses, which the Company expects to pay out by the end of the second quarter of 2017, and $46 million related to non-cancelable lease costs, which the Company expects to pay over the terms of the related obligations through the fourth quarter of 2025, less estimated sublease income.

The restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2015	September 30, 2016

Americas	$47,054	$44,499
EMEA	18,389	9,264
Asia Pacific	448	240

Total restructuring accruals	$65,891	$54,003

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

The Company recorded an income tax benefit of $93 million and $106 million for the three months ended September 30, 2015 and 2016, respectively. The Company recorded an income tax benefit of $76 million and $125 million for the nine months ended September 30, 2015 and 2016, respectively. For the three and nine months ended September 30, 2015, the income tax benefit was primarily a result of the Company’s loss before income taxes and earnings in equity interests. The income tax benefit for the three months ended September 30, 2016 included tax expense associated with the Company’s intention to repatriate earnings from its wholly-owned foreign subsidiaries, offset by the benefit of foreign tax credits and the Company’s loss before income taxes and earnings in equity interest. In addition, the tax benefit for the nine months ended September 30, 2016 also included tax expenses associated with gain from sale of the Company’s real estate property in Santa Clara, California, offset by tax benefits from Tumblr intangible assets impairment charge.

As of September 30, 2016, the Company intends to repatriate cumulative and future earnings from its wholly-owned foreign subsidiaries. The tax implications of this repatriation (namely a $149 million increase to U.S. taxable income with an associated $66 million U.S. tax credit for foreign income taxes that have been paid on such earnings) have been included in the Company’s income tax benefit for the three and nine months ended September 30, 2016. The Company does not have a plan to repatriate approximately $3.1 billion of earnings related to its equity method investment in Yahoo Japan. If those earnings were to be repatriated in the future, the Company may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

During the nine months ended September 30, 2016, the Company received a cash tax refund of $190 million associated with the Company’s claim to carry back its 2015 losses and tax attributes to earlier taxable years.

The Company’s gross amount of unrecognized tax benefits as of September 30, 2016 was $1.1 billion, of which $1.0 billion is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of September 30, 2016 decreased by $8 million from the recorded balance as of December 31, 2015. The decrease is mainly related to audit settlements for prior tax years.

The Company is in various stages of examination and appeal in connection with its taxes both in the United States and in foreign jurisdictions. Those audits generally span tax years 2005 through 2014. As of September 30, 2016, the Company’s 2011 through 2013 U.S. federal income tax returns are currently under examination. The Company has appealed the California Franchise Tax Board’s proposed adjustments to the 2005 through 2008 returns, but no formal conclusions have been received to date. While it is difficult to determine when the examinations will be settled or their final outcomes, certain examinations in various jurisdictions are expected to be resolved in the foreseeable future. The Company believes that it has adequately provided for any reasonably foreseeable adverse adjustment to its tax returns and that any settlement will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows. It is reasonably possible that the Company’s unrecognized tax benefits could be reduced by up to approximately $24 million in the next twelve months.

In the nine months ended September 30, 2015, the Company satisfied the $3.3 billion income tax liability related to the sale by Yahoo! Hong Kong Holdings Limited, the Company’s wholly-owned subsidiary, of Alibaba Group American Depositary Shares (“ADSs”) in the Alibaba Group IPO on September 24, 2014. As of September 30, 2016 the Company accrued deferred tax liabilities of $16.4 billion associated with the 384 million ordinary shares of Alibaba Group (“Alibaba Group shares”) retained by the Company. Such deferred tax liabilities are subject to periodic adjustments due to changes in the fair value of the Alibaba Group shares.

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

Tax authorities from the Brazilian State of Sao Paulo have assessed certain indirect taxes against the Company’s Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment is for calendar years 2008 through 2011 and as of September 30, 2016 totals approximately $115 million. The Company currently believes the assessment is without merit. The Company believes the risk of loss is remote and has not recorded an accrual for the assessment.

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

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016

Revenue by segment(1):
Americas	$987,374	$1,058,416	$2,964,305	$2,975,023
EMEA	79,614	98,654	246,530	278,711
Asia Pacific	158,685	148,136	484,073	446,261

Total Revenue	$1,225,673	$1,305,206	$3,694,908	$3,699,995

TAC by segment(1):
Americas	$201,855	$394,838	$549,332	$1,012,903
EMEA	12,745	41,948	37,399	96,787
Asia Pacific	8,629	10,751	19,867	32,096

Total TAC	$223,229	$447,537	$606,598	$1,141,786

Revenue ex-TAC by segment:
Americas	$785,519	$663,578	$2,414,973	$1,962,120
EMEA	66,869	56,706	209,131	181,924
Asia Pacific	150,056	137,385	464,206	414,165

Total Revenue ex-TAC	1,002,444	857,669	3,088,310	2,558,209

Direct costs by segment(2) :
Americas	74,495	63,069	214,079	201,343
EMEA	23,196	7,587	63,947	47,090
Asia Pacific	47,214	45,607	149,766	137,399
Global operating costs(3)	613,302	539,403	1,942,565	1,676,710
Gain on sale of patents and land	-	-	(11,100)	(121,559)
Asset impairment charge	41,699	-	41,699	-
Goodwill impairment charge	-	-	-	394,901
Intangible assets impairment charge	-	-	-	87,335
Depreciation and amortization	152,412	115,468	457,630	388,360
Stock-based compensation expense	110,426	128,892	351,252	369,263
Restructuring charges, net	26,012	9,962	96,932	86,576

Loss from operations	$(86,312)	$(52,319)	$(218,460)	$(709,209)

(1)

Commencing in the second quarter of 2016, TAC payments related to the Microsoft Search Agreement, which previously would have been recorded as a reduction to revenue, began to be recorded as cost of revenue—TAC due to a required change in revenue presentation. See Note 1—“The Company and Summary of Significant Accounting Policies” and Note 17—“Microsoft Search Agreement” for additional information.

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

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016

Capital expenditures, net:
Americas(1)	$139,796	$35,407	$378,516	$(77,128)
EMEA	4,616	2,606	19,265	11,425
Asia Pacific	5,969	3,957	19,495	14,122

Total capital expenditures, net	$150,381	$41,970	$417,276	$(51,581)

(1)

The nine months ended September 30, 2016 includes net proceeds of $246 million associated with the sale of certain property assets located in Santa Clara, California. See Note 4—“Acquisitions and Dispositions” for additional information.

	December 31, 2015	September 30, 2016

Property and equipment, net:
Americas:
U.S.	$1,447,995	$1,177,265
Other	353	2,890

Total Americas	$1,448,348	$1,180,155

EMEA	33,940	31,213
Asia Pacific	65,035	61,959

Total property and equipment, net	$1,547,323	$1,273,327

See Note 5—“Goodwill” and Note 14—“Restructuring Charges, Net” for additional information regarding segments.

Enterprise Wide Disclosures

The following tables present revenue for groups of similar services and revenue by U.S. and international markets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016

Search(1)(2)	$515,841	$703,130	$1,586,148	$1,906,507
Display(1)	511,356	476,263	1,481,622	1,408,818
Other(1)	198,476	125,813	627,138	384,670

Total revenue	$1,225,673	$1,305,206	$3,694,908	$3,699,995

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016

Revenue:(2)
U.S.	$958,394	$1,026,868	$2,887,134	$2,894,207
International	267,279	278,338	807,774	805,788

Total revenue	$1,225,673	$1,305,206	$3,694,908	$3,699,995

(1)

At the beginning of 2016, the Company reclassified certain amounts from other revenue to either search or display revenue. Prior period amounts have been revised to conform to the current presentation. For the three months ended September 30, 2015, to conform to the current presentation, the Company reclassified $6.4 million and $2.7 million to search and display revenue, respectively, previously included in other revenue. For the nine months ended September 30, 2015, to conform to the current presentation, the Company reclassified $23.9 million and $8.9 million to search and display revenue, respectively, previously included in other revenue.

(2)

Commencing in the second quarter of 2016, TAC payments related to the Microsoft Search Agreement, which previously would have been recorded as a reduction to revenue, began to be recorded as cost of revenue—TAC due to a required change in revenue presentation. See Note 1—“The Company and Summary of Significant Accounting Policies” and Note 17—“Microsoft Search Agreement” for additional information.

Revenue is attributed to individual countries according to the online property that generated the revenue. No single foreign country accounted for more than 10 percent of the Company’s revenue for the three or nine months ended September 30, 2015 and 2016.

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

Previously under the Microsoft Search Agreement, Yahoo had sales exclusivity for both the Company’s and Microsoft’s premium advertisers. For reporting periods ending December 31, 2014 and 2015, and March 31, 2016, TAC related to the Company’s Microsoft Search Agreement was recorded as a reduction to revenue. Pursuant to the Eleventh Amendment, the Company completed the transition of its exclusive sales responsibilities to Microsoft for Microsoft’s paid search services to premium advertisers in the United States, Canada, and Europe on April 1, 2016 and in its remaining markets (other than Taiwan and Hong Kong) on June 1, 2016. Following the transition in each respective market, Yahoo is considered the principal in the sale of traffic to Microsoft and other customers because Yahoo is the primary obligor in its arrangements with Microsoft and has discretion in how search queries from Affiliate sites will be fulfilled and monetized. As a result, the amounts paid to Affiliates under the Microsoft Search Agreement in the transitioned markets are recorded as cost of revenue—TAC rather than as a reduction to GAAP revenue, resulting in GAAP revenue from the Microsoft Search Agreement being reported on a gross rather than net basis.

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

Approximately 33 percent and 39 percent of the Company’s revenue for the three months ended September 30, 2015 and 2016, respectively, was attributable to the Microsoft Search Agreement, and approximately 36 percent of the Company’s revenue for both the nine months ended September 30, 2015 and 2016 was attributable to the Microsoft Search Agreement. Commencing in the second quarter of 2016, TAC payments related to the Microsoft Search Agreement for transitioned markets, which previously would have been recorded as a reduction to revenue, began to be recorded as a cost of revenue due to a required change in revenue presentation. During the three and nine months ended September 30, 2016, $258 million and $510 million of GAAP revenue and cost of revenue—TAC, respectively, was due to the change in revenue presentation. See Note 1—“The Company and Summary of Significant Accounting Policies” for additional information on change in revenue presentation.

The Company’s uncollected revenue share in connection with the Microsoft Search Agreement was $267 million and $335 million, which is included in accounts receivable, net, as of December 31, 2015 and September 30, 2016, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo,” the “Company,” “we,” or “us”), is a guide to digital information discovery, focused on informing, connecting, and entertaining our users through our search, communications, and digital content products. By creating highly personalized experiences, we help users discover the information that matters most to them around the world — on mobile or desktop. We create value for advertisers with a streamlined, simple advertising technology stack that leverages Yahoo’s data, content, and technology to connect advertisers with their target audiences. Advertisers can build their businesses through advertising to targeted audiences on our online properties and services (“Yahoo Properties”) and a distribution network of third party entities (“Affiliates”) who integrate our advertising offerings into their websites or other offerings (“Affiliate sites”). Our revenue is generated principally from search and display advertising. We continue to manage and measure our business geographically, principally in the Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. As of September 30, 2016, we had approximately 8,500 full-time employees and approximately 600 contractors.

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

In the first half of 2016, we began simplifying our product portfolio and exited our Food, Health, Parenting, Makers, and Travel digital magazines, as well as our Autos, Games, Real Estate and Smart TV products, and focused on our core verticals (News, Sports, Finance and Lifestyle). In the nine months ended September 30, 2016, we substantially completed six planned office closures and reduced our workforce by 15 percent. Additionally, we completed the sale of our Santa Clara land and received $246 million in net cash proceeds.

Pending Sale of the Operating Business to Verizon Communications Inc.

On July 23, 2016, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Verizon Communications Inc. (“Verizon”), pursuant to which we have agreed to sell, and Verizon has agreed to purchase (the “Sale”), all of the outstanding shares of Yahoo Holdings, Inc., a newly formed wholly-owned subsidiary of Yahoo (“Yahoo Holdings”) (and, if elected by Verizon, prior to the sale of Yahoo Holdings to cause Yahoo Holdings to sell to a foreign subsidiary of Verizon all of the equity interests in a foreign subsidiary of Yahoo Holdings that will hold certain foreign subsidiaries relating to the operating business), which, immediately prior to the consummation of the Sale, will own our operating business. The aggregate consideration to be paid to us by Verizon in connection with the Sale is $4,825,800,000 in cash, subject to certain adjustments as provided in the Stock Purchase Agreement.

Concurrently with the execution of the Stock Purchase Agreement, we entered into a Reorganization Agreement (the “Reorganization Agreement”) with Yahoo Holdings, pursuant to which we will transfer to Yahoo Holdings prior to the consummation of the Sale all of our assets and liabilities relating to our operating business, other than specified excluded assets and retained liabilities, (the “Reorganization”). Upon completion of the Sale, Verizon will also receive for its benefit and that of its current and certain of its future affiliates, a non-exclusive, worldwide, perpetual, royalty-free license to certain intellectual property not core to the operating business held by Excalibur IP, LLC, a wholly-owned subsidiary of the Company (“Excalibur”), that is not being transferred to Yahoo Holdings with the operating business.

The excluded assets include our cash and marketable securities as of the closing of the Sale, our shares in Alibaba Group and Yahoo Japan, certain other minority equity investments, and all of the equity in Excalibur. The retained liabilities will include the 0.00% Convertible Senior Notes due 2018 (“Notes”) we issued in November 2013, securityholder litigation, and certain director and officer indemnification obligations. Following the closing of the Sale, the excluded assets and retained liabilities will remain in Yahoo which will be renamed and will become an independent, publicly traded, management investment company registered under the Investment Company Act of 1940.

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

Under the terms of the Stock Purchase Agreement, each of our stock options outstanding immediately prior to the closing will, if not already vested, become fully vested as of the closing and will remain outstanding in accordance with its terms, and we will retain all liabilities and obligations with respect to such outstanding stock options. Each restricted stock unit (an “RSU”) of the Company that is outstanding immediately prior to the closing generally will be replaced with a cash-settled Verizon RSU award, and will be subject to the same vesting and other terms and conditions as the Yahoo RSUs.

The Sale is expected to close in the first quarter of 2017.

We filed a preliminary proxy statement regarding the Sale with the U.S. Securities and Exchange Commission on September 9, 2016.

Security Incident

Description of Event

On September 22, 2016, we disclosed that, based on an ongoing investigation, a copy of certain user account information for at least 500 million user accounts was stolen from Yahoo’s network in late 2014 (the “Security Incident”). We believe the user account information was stolen by a state-sponsored actor. The user account information taken included names, email addresses, telephone numbers, dates of birth, hashed passwords (the vast majority with bcrypt) and, in some cases, encrypted or unencrypted security questions and answers. Our investigation to date indicates that the stolen information did not include unprotected passwords, payment card data, or bank account information. Payment card data and bank account information are not stored in the system that the investigation found to be affected. Based on the investigation to date, we do not have evidence that the state-sponsored actor is currently in or accessing the Company’s network.

Investigation

In late July 2016, a hacker claimed to have obtained certain Yahoo user data. After investigating this claim with the assistance of an outside forensic expert, the Company could not substantiate the hacker’s claim. Following this investigation, the Company intensified an ongoing broader review of the Company’s network and data security, including a review of prior access to the Company’s network by a state-sponsored actor that the Company had identified in late 2014. Based on further investigation with an outside forensic expert, the Company disclosed the Security Incident on September 22, 2016, and began notifying potentially affected users, regulators, and other stakeholders.

The Company, with the assistance of outside forensic experts, continues to investigate the Security Incident and related matters. The Company is actively working with U.S. law enforcement authorities on this matter.

As described above, the Company had identified that a state-sponsored actor had access to the Company’s network in late 2014. An Independent Committee of the Board, advised by independent counsel and a forensic expert, is investigating, among other things, the scope of knowledge within the Company in 2014 and thereafter regarding this access, the Security Incident, the extent to which certain users’ account information had been accessed, the Company’s security measures, and related incidents and issues.

In addition, the forensic experts are currently investigating certain evidence and activity that indicates an intruder, believed to be the same state-sponsored actor responsible for the Security Incident, created cookies that could have enabled such intruder to bypass the need for a password to access certain users’ accounts or account information.

Separately, on November 7, 2016, law enforcement authorities began sharing certain data that they indicated was provided by a hacker who claimed the information was Yahoo user account data. Yahoo will, with the assistance of its forensic experts, analyze and investigate the hacker’s claim that the data is Yahoo user account data.

Current and Future Expenses and Losses

We recorded expenses of $1 million related to the Security Incident in the quarter ended September 30, 2016. The Security Incident did not have a material adverse impact on our business, cash flows, financial condition, or results of operations for the quarter ended September 30, 2016. However, we have subsequently incurred expenses related to the

Security Incident to investigate and take remedial actions to notify and protect our users, and expect to continue to incur investigatory, legal, and other expenses associated with the Security Incident in the foreseeable future. We will recognize and include these expenses as part of our operating expenses as they are incurred. The Company does not have cybersecurity liability insurance.

Litigation, Claims, and Governmental Investigations

To date, 23 putative consumer class action lawsuits have been filed against the Company in U.S. federal and state courts, and in foreign courts relating to the Security Incident. The plaintiffs, who purport to represent various classes of users, generally claim to have been harmed by the Company’s alleged actions and/or omissions in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages or other related relief. Additional lawsuits and claims related to the Security Incident may be asserted by or on behalf of users, partners, shareholders, or others seeking damages or other related relief.

In addition, the Company is cooperating with federal, state, and foreign governmental officials and agencies seeking information and/or documents about the Security Incident and related matters, including the U.S. Federal Trade Commission, the U.S. Securities and Exchange Commission, a number of State Attorneys General, and the U.S. Attorney’s office for the Southern District of New York.

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

Traffic acquisition costs (“TAC”) related to our Microsoft Search Agreement were recorded as a reduction to revenue through March 31, 2016. Pursuant to the Eleventh Amendment to the Microsoft Search Agreement, we completed the transition of our exclusive sales responsibilities to Microsoft for Microsoft’s paid search services to premium advertisers in the United States, Canada, and Europe on April 1, 2016 and in the remaining markets (other than Taiwan and Hong Kong) on June 1, 2016. Following the transition in each respective market, we are considered the principal in the sale of traffic to Microsoft and other customers because we are the primary obligor in our arrangements with Microsoft and have discretion in how search queries from Affiliate sites will be fulfilled and monetized. As a result, amounts paid to Affiliates under the Microsoft Search Agreement in the transitioned markets are recorded as cost of revenue — TAC rather than as a reduction to revenue, resulting in GAAP revenue from the Microsoft Search Agreement being reported on a gross rather than a net basis.

Effective June 3, 2016, Yahoo and Microsoft further amended the Microsoft Search Agreement to provide that sales responsibilities for premium advertisers in Taiwan and Hong Kong will not be transitioned. TAC in those markets will continue to be reported as a reduction to revenue.

The table below presents how we accounted for amounts paid to Affiliates related to the Microsoft Search Agreement in transitioned markets, and shows the impact of the implementation of the Eleventh Amendment in transitioned markets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Cost of revenue — TAC in transitioned markets(*)	$-	$257,601	$-	$509,932
Reduction to revenue in transitioned markets	$299,710	$-	$987,601	$273,705

(*)

For the three months ended September 30, 2016, cost of revenue — TAC included $222 million in the Americas segment, $34 million in the EMEA segment and $2 million in the Asia Pacific segment. For the nine months ended September 30, 2016, cost of revenue — TAC included $440 million in the Americas segment, $67 million in the EMEA segment and $3 million in the Asia Pacific segment.

Revenue under the Microsoft Search Agreement represented approximately 33 percent and 39 percent of our revenue for the three months ended September 30, 2015 and 2016, respectively. The increase in revenue from Microsoft year-over-year is due to the change in revenue presentation related to the Eleventh Amendment that took place in the second quarter of 2016 for which we now account for amounts paid to Affiliates in transitioned markets as cost of revenue — TAC rather than as a reduction to GAAP revenue, resulting in revenue from the Microsoft Search Agreement being reported on a gross rather than net basis. This was partially offset by a shift in composition of revenue due to the use of Google and Gemini (our unified marketplace for search and native advertising on Yahoo Properties and Affiliate sites) to source search results and advertisements as allowed by the Eleventh Amendment.

Revenue under the Microsoft Search Agreement represented approximately 36 percent of our revenue for both the nine months ended September 30, 2015 and 2016.

See Note 17—“Microsoft Search Agreement” in the Notes to our condensed consolidated financial statements for additional information.

Key Financial Metrics

The key financial metrics we use are as follows: revenue; revenue less traffic acquisition costs, or revenue ex-TAC; loss from operations; net income (loss) attributable to Yahoo! Inc.; adjusted EBITDA; net cash provided by (used in) operating activities; and free cash flow. Revenue ex-TAC, adjusted EBITDA, and free cash flow are financial measures that are not defined in accordance with U.S. generally accepted accounting principles (“GAAP”). We use these non-GAAP financial measures for internal managerial purposes and to facilitate period-to-period comparisons.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

	(in thousands)
Revenue	$1,225,673	$1,305,206	$3,694,908	$3,699,995
Revenue ex-TAC	$1,002,444	$857,669	$3,088,310	$2,558,209
Loss from operations(1)	$(86,312)	$(52,319)	$(218,460)	$(709,209)
Net income (loss) attributable to Yahoo! Inc.	$76,261	$162,826	$75,905	$(376,319)
Adjusted EBITDA	$244,237	$229,153	$737,053	$548,594
Net cash provided by (used in) operating activities	$137,275	$217,906	$(2,515,712)	$993,604
Free cash flow(2)(3)	$18,028	$167,119	$(3,041,674)	$889,960

(1) Includes:
Stock-based compensation expense	$110,426	$128,892	$351,252	$369,263
Restructuring charges, net	$26,012	$9,962	$96,932	$86,576
Asset impairment charge	$41,699	$-	$41,699	$-
Goodwill impairment charge	$-	$-	$-	$394,901
Intangible assets impairment charge	$-	$-	$-	$87,335

(2)

During the nine months ended September 30, 2015, we satisfied the $3.3 billion income tax liability related to the sale of Alibaba Group Holding Limited (“Alibaba Group”) American Depositary Shares (“ADSs”) in September 2014.

(3)

During the nine months ended September 30, 2016, we received net cash proceeds from the sale of land of $246 million and a cash tax refund of $190 million associated with our claim to carry back our 2015 losses and tax attributes to earlier taxable years.

Revenue ex-TAC. Revenue ex-TAC is a non-GAAP financial measure defined as GAAP revenue less TAC that has been recorded as a cost of revenue. TAC consists of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo Properties. TAC is recorded either as a reduction to revenue or as cost of revenue.

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

In this Management’s Discussion and Analysis, we also present adjusted GAAP revenue and cost of revenue — TAC amounts for the three and nine months ended September 30, 2016 that exclude the effect of the change in revenue presentation related to implementation of the Eleventh Amendment to the Microsoft Search Agreement. We believe providing this additional information to investors is useful because it provides investors with comparable revenue and cost of revenue — TAC measures for comparison to our historical reported financial information.

Revenue and Revenue ex-TAC (a Non-GAAP Financial Measure)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2016	% Change	2015	2016	% Change

	(dollars in thousands)
Revenue	$1,225,673	$1,305,206	6%	$3,694,908	$3,699,995	0%
Less: TAC	223,229	447,537	100%	606,598	1,141,786	88%

Revenue ex-TAC	$1,002,444	$857,669	(14)%	$3,088,310	$2,558,209	(17)%

For the three months ended September 30, 2016, revenue and TAC increased $80 million and $224 million, respectively, compared to the same period of 2015. For the three months ended September 30, 2016, revenue ex-TAC decreased $145 million compared to the same period of 2015. The increase in revenue for the three months ended September 30, 2016 was primarily attributable to an increase in search revenue of $187 million, partially offset by a decline in display and other revenue of $35 million and $73 million, respectively. The increase in search revenue was primarily due to the change in revenue presentation related to the implementation of the Eleventh Amendment to the Microsoft Search Agreement that took place in the second quarter of 2016 for which we now record amounts paid to Affiliates in transitioned markets as cost of revenue — TAC rather than as a reduction to GAAP revenue, resulting in revenue from the Microsoft Search Agreement being reported on a gross rather than net basis. The revenue and TAC increase from the change in revenue presentation was $258 million for the three months ended September 30, 2016. See “Significant Transactions—Microsoft Search Agreement”, above, for further detail. Excluding the impact of the change in revenue presentation, noted above, search revenue declined $70 million, or 14 percent, primarily in the Americas segment due to a decline in Paid Clicks on Yahoo Properties and Affiliate sites driven by a decline in traffic, partially offset by improved pricing on Affiliate sites. The decline in display revenue was primarily due to a decline in revenue from Affiliate sites partially offset by an increase in revenue from Yahoo Properties. The decline in revenue from Affiliate sites was primarily driven by a decline in video advertising and, to a lesser extent, audience and native advertising. The increase in revenue from Yahoo Properties was primarily driven by an increase in audience advertising and, to a lesser extent, video advertising, partially offset by a decline in premium advertising. The decline in other revenue was primarily attributable to the completion of recognition of deferred revenue under the Technology and Intellectual Property License Agreement (the “TIPLA”) with Alibaba Group pursuant to which we recognized $60 million in the three months ended September 30, 2015 (for which no similar revenue was recognized in 2016), and a decline in listings-based revenue of $8 million.

For the nine months ended September 30, 2016, revenue increased $5 million and TAC increased $535 million compared to the same period of 2015. For the nine months ended September 30, 2016, revenue ex-TAC decreased $530 million, compared to the same period of 2015. The increase in revenue for the nine months ended September 30, 2016 was primarily attributable to an increase in search revenue of $320 million, partially offset by declines in display revenue and other revenue of $73 million and $243 million, respectively. The increase in search revenue was primarily due to the change in revenue presentation related to the implementation of the Eleventh Amendment to the Microsoft Search Agreement, as noted above. The revenue and TAC increase from the change in revenue presentation was $510 million for the nine months ended September 30, 2016. Excluding the impact of the change in revenue presentation, search revenue declined $190 million, or 12 percent, primarily in the Americas segment due to a decline in Paid Clicks on Yahoo Properties and Affiliate sites driven by a decline in traffic, partially offset by an increase in Affiliate site revenue due to improved pricing. The decline in display revenue was primarily associated with a decline in revenue on Affiliate sites due to a decline in video advertising and, to a lesser extent, audience advertising, partially offset by an increase in native advertising. Additionally, display revenue on Yahoo Properties declined slightly for the nine months ended September 30, 2016 primarily due to a decline in premium advertising and, to a lesser extent, native advertising, partially offset by an increase in audience advertising. The decline in other revenue was primarily attributable to the completion of recognition of deferred revenue under the TIPLA with Alibaba Group pursuant to which we recognized $199 million in the nine months ended September 30, 2015 (for which no similar revenue was recognized in 2016), and a decline in listings-based revenue of $26 million.

Total revenue noted above included declines of $21 million and $56 million in revenue for the three and nine months ended September 30, 2016, respectively, as compared to the same periods of 2015, associated with the agreement we entered into with Mozilla Corporation (“Mozilla”) in November 2014 to compensate Mozilla for making us the default search provider on certain of Mozilla’s products in the United States. Total TAC noted above included declines of $20 million in TAC for both the three and nine months ended September 30, 2016, as compared to the same periods of 2015, associated with an amendment to the agreement with Mozilla in the third quarter of 2016.

See “Results of Operations” for a more detailed discussion of the factors that contributed to the changes in revenue and TAC during these periods.

We expect 2016 revenue to be slightly higher than the amount reported in 2015 primarily due to the change in revenue presentation related to the Microsoft Search Agreement. Excluding the impact of the change in revenue presentation related to the Microsoft Search Agreement, revenue is expected to decline from the amount reported in 2015 as a result of the completion of recognition of deferred revenue under the TIPLA with Alibaba Group, strategic product exits, declines in our legacy desktop display business and a decline in mobile and desktop search.

Mavens Revenue

One of our primary strategies is to invest in and grow our Mavens offerings. Revenue from our Mavens offerings is generated from, without duplication, (i) mobile (as defined below), (ii) video ads and video ad packages, (iii) native ads, and (iv) Tumblr and Polyvore ads and fees.

Mavens revenue for the three months ended September 30, 2016 increased to $524 million, compared to $422 million for the three months ended September 30, 2015. Mavens revenue for the nine months ended September 30, 2016 increased to $1,420 million, compared to $1,189 million for the nine months ended September 30, 2015. The change in revenue presentation associated with the Eleventh Amendment to the Microsoft Search Agreement contributed $127 million and $246 million to Mavens revenue in the three and nine months ended September 30, 2016, respectively. Excluding the impact of the revenue presentation noted above, Mavens revenue would have been $397 million and $1,174 million, respectively, for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2016, excluding the change in revenue presentation, Mavens revenue declined $25 million, or 6 percent, and $15 million, or 1 percent, respectively, compared to the same periods of 2015. This decline in Mavens revenue for the three months ended September 30, 2016 was primarily attributable to a decline in video advertising on Affiliate sites associated with pricing and demand. The decline in Mavens revenue for the nine months ended September 30, 2016 was primarily attributable to a decline in video advertising on Affiliate sites associated with pricing and demand, partially offset by an increase in mobile advertising and social advertising.

We expect our Mavens revenue to be higher in 2016 from the amount reported in 2015. Excluding the impact of the change in revenue presentation related to the Microsoft Search Agreement, Mavens revenue is expected to decline from the amount reported in 2015 based on trends observed through the third quarter of 2016.

Mobile Revenue

With the significant platform shift to mobile devices, including smartphones and tablets, we continue to focus on mobile products and mobile ad formats. In the third quarter of 2016, we continued to refresh the user experience on mobile with the launch of Yahoo Newsroom, Yahoo View, and Yahoo Fantasy Sports apps. As of September 30, 2016, we had more than 600 million monthly mobile users (including mobile Tumblr users).

Mobile revenue is generated in connection with user activity on mobile devices, including smartphones and tablets (a “device-based” approach), regardless of whether the device is accessing a mobile-optimized service. Mobile revenue is primarily generated by search and display advertising. Mobile revenue also includes leads, listings and fees revenue and e-commerce revenue allocated to user activity on mobile devices. For additional information about how we generate and recognize mobile revenue, see “Key Financial Metrics — Revenue — Mobile Revenue” included in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Mobile revenue for the three months ended September 30, 2016 increased to $396 million, compared to $271 million for the three months ended September 30, 2015. Mobile revenue for the nine months ended September 30, 2016 increased to $1,035 million, compared to $757 million for the nine months ended September 30, 2015. The change in revenue presentation associated with the Eleventh Amendment to the Microsoft Search Agreement contributed $127 million and $246 million to mobile revenue in the three and nine months ended September 30, 2016, respectively. Excluding the impact of the revenue presentation, noted above, mobile revenue would have been $269 million and $789 million, respectively, for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2016, excluding the change in revenue presentation, mobile revenue decreased $2 million, or 1 percent, and increased $32 million, or 4 percent, respectively, compared to the same periods of 2015. The increase in mobile revenue for the nine months ended September 30, 2016 was primarily attributable to growth in native advertising as well as an increase in search advertising revenue (excluding the impact of the change in revenue presentation).

We expect our mobile revenue to be higher in 2016 from the amount reported in 2015. Excluding the impact of the change in revenue presentation related to the Microsoft Search Agreement, mobile revenue is expected to increase slightly from the amount reported in 2015 based on trends observed through the third quarter of 2016.

TAC rates that we pay to Affiliates for Mavens and mobile are substantially consistent with our TAC rates for our other revenue streams.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

	(dollars in thousands)
Total revenue	$1,225,673	$1,305,206	$3,694,908	$3,699,995
Total operating expenses(1)	1,311,985	1,357,525	3,913,368	4,409,204

Loss from operations	$(86,312)	$(52,319)	$(218,460)	$(709,209)

(1) Includes:
Stock-based compensation expense	$110,426	$128,892	$351,252	$369,263
Restructuring charges, net	$26,012	$9,962	$96,932	$86,576
Asset impairment charge	$41,699	$-	$41,699	$-
Goodwill impairment charge	$-	$-	$-	$394,901
Intangible assets impairment charge	$-	$-	$-	$87,335
Items as a percentage of revenue:
Total revenue	100%	100%	100%	100%
Total operating expenses	107%	104%	106%	119%

Loss from operations	(7)%	(4)%	(6)%	(19)%

Includes:
Stock-based compensation expense	9%	10%	10%	10%

Revenue

We generate revenue principally from search and display advertising on Yahoo Properties and Affiliate sites, with the majority of our revenue coming from advertising on Yahoo Properties. Our margins on revenue from advertising on Yahoo Properties are higher than our margins on revenue from advertising on Affiliate sites, as we pay TAC to our Affiliates. Additionally, we generate revenue from other sources including listings-based services, e-commerce transactions, royalties, patent licenses, and consumer and business fee-based services. For additional information about how we generate and recognize revenue, see “Results of Operations — Revenue — Search Revenue,” “—Display Revenue,” and “—Other Revenue” included in our Annual Report on Form 10-K for the year ended December 31, 2015, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In the first quarter of 2016, we reclassified certain amounts from other revenue to either search or display revenue. To conform to the current presentation, we reclassified $6.4 million and $2.7 million to search and display revenue, respectively, previously included in other revenue for the three months ended September 30, 2015, and we reclassified $23.9 million and $8.9 million to search and display revenue, respectively, previously included in other revenue for the nine months ended September 30, 2015.

Search Revenue

The following table presents search revenue and search revenue as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Search
Yahoo Properties	$441,979	$456,370	$1,397,961	$1,343,967
Affiliate sites	73,862	246,760	188,187	562,540

Total search revenue	$515,841	$703,130	$1,586,148	$1,906,507

Search as a percentage of total revenue
Yahoo Properties	36%	35%	38%	37%
Affiliate sites	6%	19%	5%	15%

Total search revenue	42%	54%	43%	52%

Search revenue for the three and nine months ended September 30, 2016 increased $187 million and $320 million, respectively, compared to the same periods of 2015. The increase in search revenue was primarily due to the change in the revenue presentation associated with the Eleventh Amendment to the Microsoft Search Agreement that took place in the second quarter of 2016 for which we now record amounts paid to Affiliates in transitioned markets as cost of revenue — TAC rather than as a reduction to GAAP revenue, resulting in revenue from the Microsoft Search Agreement being reported on a gross rather than net basis. The revenue and TAC increase from the change in revenue presentation was $258 million and $510 million for the three and nine months ended September 30, 2016, respectively. See “Significant Transactions—Microsoft Search Agreement,” above, for further detail. Excluding the impact of the change in revenue presentation, noted above, search revenue for the three and nine months ended September 30, 2016 declined $70 million, or 14 percent, and $190 million, or 12 percent, respectively, primarily in the Americas segment due to a decline in Paid Clicks on Yahoo Properties and Affiliate sites driven by a decline in traffic. For the three and nine months ended September 30, 2016, despite the decline in Paid Clicks on Affiliate sites, advertising revenue on Affiliate sites grew by $21 million and $82 million, respectively (excluding the impact of the change in revenue presentation), from improved Price-per-Click in the Americas segment due to a significant reduction in lower monetizing Affiliate clicks as compared to the same periods of 2015.

Display Revenue

The following table presents display revenue and display revenue as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Display
Yahoo Properties	$349,636	$384,054	$1,069,260	$1,063,954
Affiliate sites	161,720	92,209	412,362	344,864

Total display revenue	$511,356	$476,263	$1,481,622	$1,408,818

Display as a percentage of total revenue
Yahoo Properties	29%	29%	29%	29%
Affiliate sites	13%	7%	11%	9%

Total display revenue	42%	36%	40%	38%

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

Display revenue for the three months ended September 30, 2016 decreased $35 million, or 7 percent, compared to the same period of 2015. The decline in display revenue for the three months ended September 30, 2016 was due to a decline on Affiliate sites of $70 million, partially offset by an increase in advertising revenue from Yahoo Properties of $35 million, respectively. The decline in revenue from Affiliate sites was primarily associated with a decline in video advertising due to declines in volume and pricing and, to a lesser extent, declines in volume of audience advertising and pricing of native advertising. The increase in revenue from Yahoo Properties was primarily associated with an increase in audience advertising due to increases in volume and pricing and, to a lesser extent, video advertising due to an increase in volume, which was partially offset by a decline in premium advertising driven by both volume and pricing declines.

Display revenue for the nine months ended September 30, 2016 decreased $73 million, or 5 percent, compared to the same period of 2015. The decline in display revenue for the nine months ended September 30, 2016 was due to a decline on Yahoo Properties and Affiliate sites of $5 million and $67 million, respectively. The decline in revenue on Affiliate sites was primarily attributable to a decline in video advertising driven by volume and pricing declines and, to a lesser extent, audience advertising due to lower volume, partially offset by an increase in native advertising due to higher volume. The slight decline in display revenue on Yahoo Properties was primarily due to a decline in premium advertising and, to a lesser extent, native advertising, partially offset by an increase in audience advertising.

The total decrease in display revenue for the three and nine months ended September 30, 2016 described above included the impact of unfavorable foreign exchange fluctuations of $4 million and $18 million, respectively, for the three and nine months ended September 30, 2016, using the foreign currency exchange rates from the three and nine months ended September 30, 2015.

Other Revenue

The following table presents other revenue and other revenue as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Other revenue	$198,476	$125,813	$627,138	$384,670
Other revenue as a percentage of total revenue	16%	10%	17%	10%

Other revenue for the three and nine months ended September 30, 2016 decreased $73 million, or 37 percent, and $242 million, or 39 percent, respectively, compared to the same periods of 2015. The decrease in other revenue was attributable to a decline in fees and listings-based revenue of $64 million and $8 million, respectively, for the three months ended September 30, 2016, and a decline in fees and listings-based revenue of $216 million and $26 million, respectively, for the nine months ended September 30, 2016. The decline in fees revenue was primarily due to the completion of recognition of deferred revenue under the TIPLA with Alibaba Group pursuant to which we recognized $60 million and $199 million, respectively, in the three and nine months ended September 30, 2015. The decline in listings-based revenue for the three and nine months ended September 30, 2016 was primarily attributable to partner agreements that ended in 2015 for which we have no similar revenue in 2016.

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

Search Metrics

For both the three and nine months ended September 30, 2016, Paid Clicks decreased 22 percent compared to the same periods of 2015, primarily due to a decline in Paid Clicks from Affiliate and Yahoo traffic, including on desktop.

For the three and nine months ended September 30, 2016, Price-per-Click increased 9 percent and 8 percent, respectively, compared to the same periods of 2015, due to a mix shift toward Yahoo Properties and higher monetizing Affiliate clicks, which resulted from a significant reduction in lower monetizing Affiliate clicks.

Search click-driven revenue declined 15 percent and 16 percent for the three and nine months ended September 30, 2016, respectively, as compared to the same periods of 2015, driven by the decline in traffic on Yahoo Properties.

Display Metrics

For the three months ended September 30, 2016, the number of Ads Sold and Price-per-Ad decreased 5 percent and increased 1 percent, respectively, compared to the same period of 2015. The decline in number of Ads Sold was primarily attributable to a decline in premium Ads Sold on Yahoo Properties. The increase in Price-per-Ad was primarily due to an increase in pricing of audience ads on both Yahoo Properties and Affiliate sites, offset by a decline in overall pricing of premium, video and native ad units sold.

For the nine months ended September 30, 2016, the number of Ads Sold and Price-per-Ad increased 4 percent and decreased 7 percent, respectively, compared to the same period of 2015. The increase in number of Ads Sold was primarily due to an increase in native and audience Ads Sold, partially offset by a decline in premium Ads Sold. Native Ads Sold grew primarily due to our syndication (third-party, affiliate) business and an increase in native Ads Sold internationally. The decrease in Price-per-Ad was primarily due to a decline in overall pricing of premium, video and native ads units sold, partially offset by an increase in pricing of audience Ads Sold on both Yahoo Properties and Affiliate sites.

Native ad units represented approximately 46 percent of total Ads Sold for both the three and nine months ended September 30, 2016 compared to 45 percent and 42 percent of total Ads Sold for the three and nine months ended September 30, 2015, respectively.

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

The following table presents cost of revenue — TAC and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Cost of revenue — TAC	$223,229	$447,537	$606,598	$1,141,786
Cost of revenue — TAC as a percentage of revenue	18%	34%	16%	31%

Cost of revenue — TAC for the three and nine months ended September 30, 2016 increased $224 million and $535 million, respectively, compared to the same periods of 2015, primarily due to the change in revenue presentation related to the implementation of the Eleventh Amendment to the Microsoft Search Agreement that took place in the second quarter of 2016 for which we now record amounts paid to Affiliates in transitioned markets as cost of revenue — TAC rather than as a reduction to GAAP revenue, resulting in revenue from the Microsoft Search Agreement being reported on a gross rather than net basis. The revenue and TAC increase from the change in revenue presentation was $258 million and $510 million for the three and nine months ended September 30, 2016, respectively. See “Significant Transactions—Microsoft Search Agreement” above for further detail. For the three and nine months ended September 30, 2016, excluding the impact of the change in revenue presentation, TAC decreased $33 million, or 15 percent, and increased $25 million, or 4 percent, respectively. The decline in TAC excluding the impact of the change in revenue presentation for the three months ended September 30, 2016 was primarily due to a decline in display TAC, partially offset by an increase in search TAC from Google and Gemini. The remaining increase in cost of revenue — TAC for the nine months ended September 30, 2016 was attributable to an increase in search TAC from Google and Gemini, partially offset by a decrease in display TAC. Additionally, search TAC for the three and nine months ended September 30, 2016 was impacted by a $20 million decline associated with an amendment to our agreement with Mozilla.

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

The following table presents cost of revenue — other and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Cost of revenue — other	$302,846	$255,421	$884,041	$806,491
Cost of revenue — other as a percentage of revenue	25%	20%	24%	22%

Cost of revenue — other for the three months ended September 30, 2016 decreased $47 million, or 16 percent, compared to the same period of 2015, primarily due to declines in content expense of $19 million, depreciation and amortization expense of $9 million, compensation costs of $7 million, credit card costs of $4 million, and lower cost of revenue of $5 million related to a decline in algorithmic serving costs partially offset by an increase in costs associated with specialized ad campaigns, fraud prevention and ad verification fees. The decline in content expense was primarily due to original content production costs in 2015 for which we have no similar costs in 2016.

Cost of revenue — other for the nine months ended September 30, 2016 decreased $78 million, or 9 percent, compared to the same period of 2015. The decrease for the nine months ended September 30, 2016, compared to 2015, was primarily due to declines in content expense of $38 million, compensation costs of $21 million, credit card costs of $15 million, partially offset by increases in other cost of revenue of $5 million related to an increase in costs associated with specialized ad campaigns, fraud prevention and ad verification fees partially offset by lower algorithmic serving costs. The decline in content expense primarily due to original content production costs in 2015 for which we have no similar costs in 2016.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses (including stock-based compensation expense), sales commissions, and travel costs.

The following table presents sales and marketing expenses and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Sales and marketing expenses	$274,329	$212,654	$823,990	$674,711
Sales and marketing expenses as a percentage of revenue	22%	16%	22%	18%

Sales and marketing expenses for the three months ended September 30, 2016 decreased $62 million, or 22 percent, compared to the same period of 2015, primarily due to declines in compensation costs of $25 million, marketing and public relations expense of $23 million, and bad debt expense of $9 million. The decline in compensation costs was primarily attributable to a 22 percent decrease in headcount year-over-year, as well as a decline in commissions. The decline in marketing and public relations expense was primarily attributable to brand marketing campaigns in 2015 for which there were no similar campaigns in 2016. The decline in bad debt expense reflected improved collections of total and aged accounts receivable balances.

Sales and marketing expenses for the nine months ended September 30, 2016 decreased $149 million, or 18 percent, compared to the same period of 2015, primarily due to declines in compensation costs of $72 million, marketing and public relations expense of $43 million, bad debt expense of $10 million, travel and entertainment expense of $8 million, and outside service provider expense of $7 million. The decline in compensation costs was primarily attributable to a 22 percent decrease in headcount year-over-year, as well as a decline in commissions. The decline in marketing and public relations expense was primarily attributable to brand marketing campaigns in 2015 for which there were no similar campaigns in 2016. The decline in bad debt expense reflected improved collections of total and aged accounts receivable balances.

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

The following table presents product development expenses and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Product development expenses	$272,285	$243,644	$905,460	$801,708
Product development expenses as a percentage of revenue	22%	19%	25%	22%

Product development expenses for the three months ended September 30, 2016 decreased $29 million, or 11 percent, compared to the same period of 2015, primarily attributable to declines in depreciation and amortization expense of $20 million, compensation costs of $18 million, partially offset by an increase in stock-based compensation expense of $8 million. The decline in depreciation and amortization expense is primarily associated with a decrease in depreciation from capitalized labor. The decline in compensation costs is primarily attributable to a 20 percent decline in headcount year-over-year. The increase in stock-based compensation expense was primarily due to higher expense in the current year related to retention grants and performance equity awards.

Product development expenses for the nine months ended September 30, 2016 decreased $104 million, or 11 percent, compared to the same period of 2015, primarily attributable to declines in compensation costs of $72 million, depreciation and amortization expense of $53 million, and facilities and equipment expense of $13 million. These declines were partially offset by an increase in stock-based compensation expense of $16 million, and an increase of $13 million related to product initiatives to drive search volume. The decline in compensation costs is primarily attributable to a 20 percent decline in headcount year-over-year. The decline in depreciation and amortization expense is primarily associated with a decrease in depreciation from capitalized labor. The increase in stock-based compensation expense was primarily due to higher expense in the current year related to retention grants and performance equity awards.

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses (including stock-based compensation expense) related to other corporate departments and fees for professional services.

The following table presents general and administrative expenses and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

General and administrative expenses	$151,963	$176,713	$506,071	$490,519
General and administrative expenses as a percentage of revenue	12%	14%	14%	13%

General and administrative expenses for the three months ended September 30, 2016 increased $25 million, or 16 percent, compared to the same period of 2015, primarily attributable to increases in outside service provider expense of $24 million (including advisory fees) and stock-based compensation expense of $7 million, partially offset by a decline in facilities and equipment expense of $7 million.

General and administrative expenses for the nine months ended September 30, 2016 decreased $16 million, or 3 percent, compared to the same period of 2015, primarily attributable to declines in compensation costs of $23 million, facilities and equipment expense of $19 million, and travel and entertainment expense of $6 million, partially offset by an increase in outside service provider expense of $30 million (including advisory fees). The decline in compensation costs was primarily attributable to a 15 percent decline in headcount year-over-year.

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

The following table presents amortization of intangibles and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Amortization of intangibles	$19,622	$11,594	$59,677	$46,736
Amortization of intangibles as a percentage of revenue	2%	1%	2%	1%

Amortization of intangibles for the three and nine months ended September 30, 2016 decreased $8 million, or 41 percent, and $13 million, or 22 percent, respectively, compared to the same periods of 2015, driven primarily by a decline in amortizable Tumblr assets as a result of the impairment recorded in the second quarter of 2016.

Gain on Sale of Patents and Land

The following table presents gain on sale of patents and land and those gains as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Gain on sale of patents and land	$—	$—	$(11,100)	$(121,559)
Gain on sale of patents and land as a percentage of revenue	0%	0%	0%	(3)%

During the three months ended September 30, 2016 and 2015, we did not have any patent or land sales.

During the nine months ended September 30, 2016, we sold certain property located in Santa Clara, California and recorded a gain on sale of land of $120 million. See Note 4—“Acquisitions and Dispositions” in the Notes to our condensed consolidated financial statements for additional information. Also, during the nine months ended September 30, 2016, we sold certain patents and recorded gain on sale of patents of approximately $2 million. During the nine months ended September 30, 2015, we sold certain patents and recorded gain on sale of patents of approximately $11 million.

Asset Impairment Charge

The following table presents asset impairment charge and those charges as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Asset impairment charge	$41,699	$—	$41,699	$—
Asset impairment charge as a percentage of revenue	4%	0%	1%	0%

During the three and nine months ended September 30, 2015, we recorded an asset impairment charge of $14 million related to originally developed content equal to the amount by which the unamortized cost of the originally developed content exceeded its estimated fair value and $28 million for acquired content equal to the amount by which the unamortized cost of the acquired content exceeded its net realizable value. This content included programming such as Community and Sin City Saints.

Goodwill Impairment Charge

The following table presents goodwill impairment charge and those charges as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Goodwill impairment charge	$—	$—	$—	$394,901
Goodwill impairment charge as a percentage of revenue	0%	0%	0%	11%

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

As mentioned above, we recorded goodwill impairment charges in the Tumblr reporting unit during the second quarter of 2016. It is reasonably possible that future changes in judgments, assumptions and estimates we made in assessing the fair value of goodwill could cause us to consider some portion or all of the remaining goodwill of the Tumblr reporting unit to become impaired. For example, a future decline in market conditions, changes in our market share, and/or other factors could negatively impact the estimated future cash flows and discount rates used in the income approach to determine the fair value of the Tumblr reporting unit and could result in one or more additional impairment charges in the future.

During the nine months ended September 30, 2016, we recorded a goodwill impairment charge of $395 million. See Note 5—“Goodwill” in the Notes to our condensed consolidated financial statements for additional information.

Intangible Assets Impairment Charge

The following table presents intangible assets impairment charge and those charges as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Intangible assets impairment charge	$—	$—	$—	$87,335
Intangible assets impairment charge as a percentage of revenue	0%	0%	0%	2%

During the second quarter of 2016, we reviewed our Tumblr asset group for impairment as there were events and changes in circumstances that indicated that the carrying value of the long-lived assets may not be recoverable. As a result, we performed a quantitative test comparing the fair value of the Tumblr long-lived assets with the carrying amounts and recorded an impairment charge of $87 million associated with its definite-lived intangible assets, which were included within customer, affiliate, and advertiser related relationships and tradenames, trademarks, and domain names. See Note 6—“Intangible Assets, Net” in the Notes to our condensed consolidated financial statements for additional information.

Restructuring Charges, Net

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Employee severance pay and related costs	$16,597	$6,772	$67,746	$56,620
Non-cancelable lease, contract termination, and other charges	11,103	4,368	33,123	24,302
Reversals of previous charges	(2,590)	(1,029)	(6,611)	(2,947)
Non-cash accelerations of stock-based compensation expense	—	—	2,705	7,374
Other non-cash (credits) charges, net	902	(149)	(31)	1,227

Restructuring charges, net	$26,012	$9,962	$96,932	$86,576

We have implemented various restructuring plans to reduce our cost structure, align resources with our product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers. For the three months ended September 30, 2016, we recorded expense of $5 million and $5 million related to the Americas and EMEA segments, respectively. For the three months ended September 30, 2015, we recorded expense of $9 million and $17 million related to the Americas and EMEA segments, respectively. For the nine months ended September 30, 2016, we recorded expense of $65 million, $18 million, and $4 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the nine months ended September 30, 2015, we recorded expense of $62 million, $31 million, and $4 million related to the Americas, EMEA, and Asia Pacific segments, respectively.

The amounts recorded during the three and nine months ended September 30, 2016 were primarily related to the plans we announced in February 2016 to reduce our workforce by approximately 15 percent by the end of 2016 and exit six offices in Dubai, Mexico City, Buenos Aires, Madrid, Milan and Burbank, California, subject to applicable laws and consultation processes, as a part of the strategic plan to simplify our product portfolio. During the three months ended September 30, 2016, in connection with this action, we incurred pre-tax cash charges of $1 million for severance pay expenses and related cash expenditures and pre-tax cash charges of $1 million related to the consolidation and exit of facilities related to non-cancelable lease costs and other related costs. During the nine months ended September 30, 2016, in connection with this action, we incurred pre-tax cash charges of $47 million for severance pay expenses and related cash expenditures, pre-tax cash charges of $17 million related to the consolidation and exit of facilities related to non-cancelable lease costs and other related costs, pre-tax non-cash charges of $7 million related to stock-based compensation expense and less than $1 million related to impairment costs. The amounts recorded during the three and nine months ended September 30, 2015 were primarily related to severance, facility and other related costs pursuant to a restructuring plan that we initiated in 2015.

The $54 million restructuring liability as of September 30, 2016 consisted of $8 million for employee severance pay expenses, which we expect to pay out by the end of the second quarter of 2017, and $46 million relating to non-cancelable lease costs, which we expect to pay over the terms of the related obligations through the fourth quarter of 2025, less estimated sublease income.

See Note 14—“Restructuring Charges, Net” in the Notes to our condensed consolidated financial statements for additional information.

Other Expense, Net

Other expense, net was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Interest and investment income	$8,010	$17,013	$24,888	$42,534
Interest expense	(18,411)	(18,513)	(53,540)	(55,238)
Loss on Hortonworks warrants	(12,782)	(8,493)	(19,241)	(49,930)
Foreign exchange (loss) gain	(1,490)	3,180	(21,017)	22,006
Other	718	691	2,151	2,152

Total other expense, net	$(23,955)	$(6,122)	$(66,759)	$(38,476)

Interest and investment income increased $9 million and $18 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods of 2015, primarily due to an increase in interest income.

Interest expense was flat and increased $2 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods of 2015. Interest expense is primarily related to the accreted non-cash interest expense related to the Notes we issued in November 2013.

During the three and nine months ended September 30, 2016, we recorded losses of $8 million and $50 million, respectively, due to the decline in fair value of the Hortonworks warrants.

Foreign exchange gain (loss) consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, and unrealized and realized foreign currency transaction gains and losses, including gains and losses related to balance sheet hedges. The foreign exchange gain in the three and nine months ended September 30, 2016 compared to the foreign exchange loss in the three and nine months ended September 30, 2015 is attributable to the write off of foreign currency translation adjustments associated with liquidation of foreign subsidiaries.

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

We recorded an income tax benefit of $93 million and $106 million for the three months ended September 30, 2015 and 2016, respectively. We recorded an income tax benefit of $76 million and $125 million for the nine months ended September 30, 2015 and 2016, respectively. For the three and nine months ended September 30, 2015, the income tax benefit was primarily a result of our loss before income taxes and earnings in equity interests. The income tax benefit for the three months ended September 30, 2016 included tax expense associated with our intention to repatriate earnings from our wholly-owned foreign subsidiaries, offset by the benefit of foreign tax credits and our loss before income taxes and earnings in equity interest. In addition, our tax benefit for the nine months ended September 30, 2016 also included tax expenses associated with gain from sale of our real estate property in Santa Clara, California, offset by tax benefits from Tumblr intangible assets impairment charge.

As of September 30, 2016, we intend to repatriate cumulative and future earnings from our wholly-owned foreign subsidiaries. The tax implications of this repatriation (namely a $149 million increase to U.S. taxable income with an associated $66 million U.S. tax credit for foreign income taxes that have been paid on such earnings) have been included in our income tax benefit for the three and nine months ended September 30, 2016. As of September 30, 2016, we do not have a plan to repatriate approximately $3.1 billion of earnings related to our equity method investment in Yahoo Japan. If those earnings were to be repatriated in the future, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

In the first quarter of 2016, we received a cash tax refund of $190 million associated with our claim to carry back 2015 losses and tax attributes to earlier taxable years.

Our gross amount of unrecognized tax benefits as of September 30, 2016 was $1.1 billion, of which $1.0 billion is recorded on our condensed consolidated balance sheets. The gross unrecognized tax benefits as of September 30, 2016 decreased by $8 million from the recorded balance as of December 31, 2015. The decrease mainly related to audit settlements for prior tax years.

We are in various stages of examination and appeal in connection with our taxes both in the United States and in foreign jurisdictions. Those audits generally span tax years 2005 through 2014. As of September 30, 2016, our 2011 through 2013 U.S. federal income tax returns are currently under examination. We have appealed the proposed California Franchise Tax Board’s adjustments to the 2005 through 2008 returns, but no conclusions have been reached to date. While it is difficult to determine when the examinations will be settled or their final outcomes, certain examinations in various jurisdictions are expected to be resolved in the foreseeable future. We believe that we have adequately provided for any reasonably foreseeable adverse adjustment to our tax returns and that any settlement will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. It is reasonably possible that our unrecognized tax benefits could be reduced by up to approximately $24 million in the next twelve months.

In the first quarter of 2015, we satisfied the $3.3 billion income tax liability related to the sale by Yahoo! Hong Kong Holdings Limited, our wholly-owned subsidiary, of Alibaba Group ADSs in the Alibaba Group IPO on September 24, 2014. As of September 30, 2016, we accrued deferred tax liabilities of $16.4 billion associated with the Alibaba Group shares that we retained. Such deferred tax liabilities will be subject to periodic adjustments due to changes in the fair value of the Alibaba Group shares.

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

Tax authorities from the Brazilian State of Sao Paulo have assessed certain indirect taxes against our Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment is for calendar years 2008 through 2011 and, translated into U.S. dollars as of September 30, 2016, totals approximately $115 million. We currently believe the assessment is without merit. We believe the risk of loss is remote and have not recorded an accrual for the assessment.

Earnings in Equity Interests

We record our share of the results of earnings in equity interests, including tax impacts, one quarter in arrears, within earnings in equity interests in the condensed consolidated statements of operations.

The following table presents earnings in equity interests for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Earnings in equity interests	$95,195	$116,228	$290,726	$249,579

Earnings in equity interests for the three and nine months ended September 30, 2016 increased $21 million and decreased $41 million, respectively, compared to the same periods of 2015. See Note 8—“Investments in Equity Interests Using the Equity Method of Accounting” in the Notes to our condensed consolidated financial statements for additional information.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our condensed consolidated financial statements. Noncontrolling interests recorded in the three and nine months ended September 30, 2015 and 2016 were related to the Yahoo!7 venture in Australia and New Zealand.

Net Income (Loss) Attributable to Yahoo! Inc.

Net income attributable to Yahoo! Inc. for the three months ended September 30, 2016 increased $87 million to $163 million, primarily attributable to an increase in earnings in equity interests and decreases in sales and marketing expense, cost of revenue — other, product development, restructuring charges, net, other expense, net and a decline in cost of revenue — TAC (excluding the impact of the change in revenue presentation associated with the Eleventh Amendment). Additionally, there were no asset impairment charges in the three months ended September 30, 2016 for which we recorded such expenses in 2015. This was partially offset by a decrease in revenue (excluding the impact of the change in revenue presentation associated with the Eleventh Amendment) and an increase in general and administrative expenses.

Net loss attributable to Yahoo! Inc. for the nine months ended September 30, 2016 was $376 million, a decline of $452 million compared to the same period of 2015, primarily attributable to a decrease in revenue (excluding the impact of the change in revenue presentation associated with the Eleventh Amendment), goodwill and intangible assets impairment charges, and, to a lesser extent, a decline in earnings in equity interests and an increase in cost of revenue — TAC (excluding the impact of the change in revenue presentation associated with the Eleventh Amendment). This was partially offset by a gain on sale of land, declines in sales and marketing, product development expense and cost of revenue — other and, to a lesser extent, declines in asset impairment charge and other expense, net, and an increase in benefit for income taxes.

Adjusted EBITDA (a Non-GAAP Financial Measure)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

	(dollars in thousands)
Net income (loss) attributable to Yahoo! Inc.	$76,261	$162,826	$75,905	$(376,319)
Advisory fees	—	27,150	8,000	51,427
Gain on sale of land	—	—	—	(120,059)
Depreciation and amortization	152,412	115,468	457,630	388,360
Stock-based compensation expense	110,426	128,892	351,252	369,263
Asset impairment charge	41,699	—	41,699	—
Goodwill impairment charge	—	—	—	394,901
Intangible assets impairment charge	—	—	—	87,335
Restructuring charges, net	26,012	9,962	96,932	86,576
Other expense, net	23,955	6,122	66,759	38,476
Benefit for income taxes	(93,208)	(105,513)	(75,613)	(124,736)
Earnings in equity interests, net of tax	(95,195)	(116,228)	(290,726)	(249,579)
Net income attributable to noncontrolling interests	1,875	474	5,215	2,949

Adjusted EBITDA	$244,237	$229,153	$737,053	$548,594

Net income (loss) attributable to Yahoo! Inc. as a percentage of revenue	6%	12%	2%	(10)%

Adjusted EBITDA as a percentage of revenue ex-TAC(1)	24%	27%	24%	21%

(1)	Revenue ex-TAC is calculated as GAAP revenue less cost of revenue — TAC.

For the three and nine months ended September 30, 2016, adjusted EBITDA decreased $15 million, or 6 percent, and $188 million or 26 percent, compared to the same periods of 2015, mainly due to a decline in revenue ex-TAC (as described above) partially offset by a decline in global operating costs as well as a decline in direct costs across the segments, as described in “Segment Reporting” below.

Revenue ex-TAC, as noted above, was impacted by the completion of recognition of deferred revenue under the TIPLA with Alibaba Group in the third quarter of 2015 for which no similar revenue was recognized in the three or nine months ended September 30, 2016.

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

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2015	2016	Change	2015	2016	Change

	(dollars in thousands)
Revenue by segment (1):
Americas	$987,374	$1,058,416	7%	$2,964,305	$2,975,023	0%
EMEA	79,614	98,654	24%	246,530	278,711	13%
Asia Pacific	158,685	148,136	(7)%	484,073	446,261	(8)%

Total revenue	$1,225,673	$1,305,206	6%	$3,694,908	$3,699,995	0%

TAC by segment (1):
Americas	$201,855	$394,838	96%	$549,332	$1,012,903	84%
EMEA	12,745	41,948	229%	37,399	96,787	159%
Asia Pacific	8,629	10,751	25%	19,867	32,096	62%

Total TAC	$223,229	$447,537	100%	$606,598	$1,141,786	88%

Revenue ex-TAC by segment:
Americas	$785,519	$663,578	(16)%	$2,414,973	$1,962,120	(19)%
EMEA	66,869	56,706	(15)%	209,131	181,924	(13)%
Asia Pacific	150,056	137,385	(8)%	464,206	414,165	(11)%

Total revenue ex-TAC	1,002,444	857,669	(14)%	3,088,310	2,558,209	(17)%

Direct costs by segment (2):
Americas	74,495	63,069	(15)%	214,079	201,343	(6)%
EMEA	23,196	7,587	(67)%	63,947	47,090	(26)%
Asia Pacific	47,214	45,607	(3)%	149,766	137,399	(8)%
Global operating costs(3)	613,302	539,403	(12)%	1,942,565	1,676,710	(14)%
Gain on sale of patents and land	—	—	0%	(11,100)	(121,559)	995%
Asset impairment charge	41,699	—	(100)%	41,699	—	(100)%
Goodwill impairment charge	—	—	0%	—	394,901	100%
Intangible assets impairment charge	—	—	0%	—	87,335	100%
Depreciation and amortization	152,412	115,468	(24)%	457,630	388,360	(15)%
Stock-based compensation expense	110,426	128,892	17%	351,252	369,263	5%
Restructuring charges, net	26,012	9,962	(62)%	96,932	86,576	(11)%

Loss from operations	$(86,312)	$(52,319)	(39)%	$(218,460)	$(709,209)	225%

(1)

Commencing in the second quarter of 2016, TAC payments related to the Microsoft Search Agreement, which previously would have been recorded as a reduction to revenue, began to be recorded as cost of revenue — TAC due to a required change in revenue presentation. See Note 1 — “The Company and Summary of Significant Accounting Policies” and Note 17—“Microsoft Search Agreement” in the Notes to our condensed consolidated financial statements for additional information.

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

Revenue and Revenue ex-TAC by Segment

Americas

Americas revenue for the three and nine months ended September 30, 2016 increased $71 million, or 7 percent, and $11 million, roughly flat, respectively, compared to the same periods of 2015. The increase in Americas revenue for the three months ended September 30, 2016 was primarily attributable to an increase in search revenue of $159 million, partially offset by declines in other revenue and display revenue of $69 million and $19 million, respectively. The increase in Americas revenue for the nine months ended September 30, 2016 was primarily attributable to an increase in search revenue of $278 million, partially offset by declines in other revenue and display revenue of $228 million and $40 million, respectively. The increase in Americas search revenue was primarily due to the change in revenue presentation associated with the implementation of the Eleventh Amendment to the Microsoft Search Agreement. The revenue and TAC increase from the change in revenue presentation was $222 million and $440 million for the three and nine months ended September 30, 2016, respectively. See “Significant Transactions—Microsoft Search Agreement” above for further detail. Excluding the impact of the change in revenue presentation, noted above, search revenue declined $62 million, or 14 percent, and $161 million, or 12 percent, for the three and nine months ended September 30, 2016, respectively, primarily due to a decline in Paid Clicks on Yahoo Properties and Affiliate sites driven by a decline in traffic, partially offset by an increase in Affiliate site revenue due to improved pricing. The decline in Americas other revenue was primarily due to a decline in fees revenue and, to a lesser extent, a decline in listings-based revenue. The decline in fees revenue was primarily due to the completion of recognition of deferred revenue pursuant to the TIPLA with Alibaba Group in which we recognized $60 million and $199 million in the three and nine months ended September 30, 2015. Listings-based revenue for the three and nine months ended September 30, 2016 declined $6 million and $19 million, respectively, compared to the same periods of 2015, primarily as a result of the loss of revenue from partner agreements that terminated in 2015 for which we have no similar revenue in 2016. The decline in Americas display revenue for the three and nine months ended September 30, 2016 was attributable to a decline in premium advertising and, to a lesser extent, video and native advertising, partially offset by an increase in audience advertising.

Revenue in the Americas accounted for approximately 81 percent and 80 percent of total revenue for the three and nine months ended September 30, 2016, respectively, compared to 81 percent and 80 percent of total revenue for the three and nine months ended September 30, 2015, respectively.

Americas revenue ex-TAC for the three and nine months ended September 30, 2016 decreased $122 million, or 16 percent, and $453 million, or 19 percent, compared to the same periods of 2015, primarily due to declines in revenue of $150 million and $429 million excluding the impact of the change in revenue presentation (described further above). TAC for the three months ended September 30, 2016 decreased $28 million (excluding the impact of the change in revenue presentation) due to a decline in display TAC partially offset by an increase in search TAC from Google and Gemini. TAC for the nine months ended September 30, 2016 increased $24 million (excluding the impact of the change in revenue presentation) due to an increase in search TAC from Google and Gemini, partially offset by a decline in display TAC. Additionally, search TAC for the three and nine months ended September 30, 2016 was impacted by a $20 million decline associated with an amendment to our agreement with Mozilla.

Revenue ex-TAC in the Americas accounted for approximately 77 percent of total revenue ex-TAC for both the three and nine months ended September 30, 2016, compared to 78 percent of total revenue ex-TAC for both the three and nine months ended September 30, 2015.

EMEA

EMEA revenue for the three and nine months ended September 30, 2016 increased $19 million, or 24 percent, and $32 million, or 13 percent, respectively, compared to the same periods of 2015. The increase in EMEA revenue for the three months ended September 30, 2016 was attributable to an increase in search revenue of $27 million, partially offset by a decline in display revenue of $7 million. The increase in EMEA revenue for the nine months ended September 30, 2016 was attributable to an increase in search revenue of $48 million, partially offset by a decline in display revenue of $11 million and other revenue of $4 million. The increase in EMEA search revenue was primarily due to the change in revenue presentation associated with the implementation of the Eleventh Amendment to the Microsoft Search Agreement. The revenue and TAC increase from the change in revenue presentation was $34 million and $67 million for the three and nine months ended September 30, 2016, respectively. Excluding the impact of the change in revenue presentation, noted above, search revenue declined $7 million, or 26 percent, and $20 million, or 23 percent, for the three and nine months ended September 30, 2016, respectively, primarily due to a decline in Paid Clicks. The decline in display revenue for the three and nine months ended September 30, 2016 was primarily due to a decline in premium advertising and, to a lesser extent, audience advertising, partially offset by an increase in native advertising.

Revenue in EMEA accounted for approximately 8 percent of total revenue for both the three and nine months ended September 30, 2016, compared to 6 percent and 7 percent of total revenue for the three and nine months ended September 30, 2015, respectively.

EMEA revenue ex-TAC for the three and nine months ended September 30, 2016 decreased $10 million, or 15 percent, and $27 million, or 13 percent, respectively, compared to the same periods of 2015, primarily due to revenue declines exceeding the TAC declines (excluding the impact of the change in revenue presentation).

Revenue ex-TAC in EMEA accounted for approximately 7 percent of total revenue for both the three and nine months ended September 30, 2016 and 2015.

Asia Pacific

Asia Pacific revenue for the three and nine months ended September 30, 2016 decreased $11 million, or 7 percent, and $38 million, or 8 percent, respectively, compared to the same periods of 2015. The decline in Asia Pacific revenue for the three months ended September 30, 2016 was primarily due to declines in display revenue of $9 million and other revenue of $3 million. The decline in Asia Pacific revenue for the nine months ended September 30, 2016 was primarily due to declines in display, other, and search revenue of $21 million, $11 million, and $6 million, respectively. The decline in display revenue for the nine months ended September 30, 2016 was primarily attributable to a decline in premium advertising partially offset by an increase in native advertising.

Revenue in Asia Pacific accounted for approximately 11 percent and 12 percent of total revenue for the three and nine months ended September 30, 2016, respectively, compared to 13 percent of total revenue for both the three and nine months ended September 30, 2015.

Asia Pacific revenue ex-TAC for the three and nine months ended September 30, 2016 decreased $13 million, or 8 percent, and $50 million, or 11 percent, respectively, compared to the same periods of 2015, primarily due to a decrease in revenue as discussed above. The decline in revenue ex-TAC for the nine months ended September 30, 2016 was also attributable to an increase in display TAC of $10 million.

Revenue ex-TAC in Asia Pacific accounted for approximately 16 percent of total revenue ex-TAC for both the three and nine months ended September 30, 2016, compared to 15 percent of total revenue ex-TAC for both the three and nine months ended September 30, 2015.

Direct Costs by Segment

Americas

For the three and nine months ended September 30, 2016, direct costs attributable to the Americas segment decreased $11 million, or 15 percent, and $13 million, or 6 percent, respectively, compared to the same periods of 2015. The decline in direct costs attributable to the Americas segment for the three months ended September 30, 2016 was primarily related to declines in compensation costs of $8 million and other cost of revenue of $3 million. The decline in direct costs attributable to the Americas segment for the nine months ended September 30, 2016 was primarily attributable to declines in compensation costs of $9 million, other cost of revenue of $5 million, and bad debt expense of $3 million, partially offset by an increase in marketing and public relations expense of $5 million.

Direct costs attributable to the Americas segment represented approximately 10 percent of Americas revenue ex-TAC for both the three and nine months ended September 30, 2016, compared to 9 percent for both the three and nine months ended September 30, 2015.

EMEA

For the three and nine months ended September 30, 2016, direct costs attributable to the EMEA segment decreased $16 million, or 67 percent, and $17 million, or 26 percent, respectively, compared to the same periods of 2015. The decline in direct costs attributable to the EMEA segment for the three months ended September 30, 2016 was primarily attributable to declines in bad debt expense of $8 million and compensation costs of $7 million. The decline in direct costs attributable to the EMEA segment for the nine months ended September 30, 2016 was primarily related to declines in compensation costs of $11 million, bad debt expense of $7 million and other cost of revenue of $2 million, partially offset by an increase in marketing and public relations expense of $4 million.

Direct costs attributable to the EMEA segment represented approximately 13 percent and 26 percent of EMEA revenue ex-TAC for the three and nine months ended September 30, 2016, respectively, compared to 35 percent and 31 percent for the three and nine months ended September 30, 2015, respectively.

Asia Pacific

For the three and nine months ended September 30, 2016, direct costs attributable to the Asia Pacific segment decreased $2 million, or 3 percent, and $12 million, or 8 percent, respectively, compared to the same periods of 2015. The decline in direct costs attributable to the Asia Pacific segment for the three months ended September 30, 2016 was primarily attributable to declines in marketing and public relations expense and compensation costs, partially offset by an increase in other cost of revenue. The decline in direct costs attributable to the Asia Pacific segment for the nine months ended September 30, 2016 was primarily attributable to declines in compensation costs of $9 million and marketing and public relations expense of $4 million.

Direct costs attributable to the Asia Pacific segment represented approximately 33 percent of Asia Pacific revenue ex-TAC for both the three and nine months ended September 30, 2016, compared to 31 percent and 32 percent for the three and nine months ended September 30, 2015, respectively.

Liquidity and Capital Resources

	December 31, 2015	September 30, 2016

	(dollars in thousands)
Cash and cash equivalents	$1,631,911	$1,411,308
Short-term marketable securities	4,225,112	5,189,207
Long-term marketable securities	975,961	1,170,962

Total cash, cash equivalents, and marketable securities	$6,832,984	$7,771,477

Percentage of total assets	15%	14%

	Nine Months Ended
Cash Flow Highlights	2015	2016

	(in thousands)
Net cash (used in) provided by operating activities	$(2,515,712)	$993,604
Net cash provided by (used in) investing activities	$1,529,517	$(1,092,217)
Net cash used in financing activities	$(363,577)	$(156,549)

For the nine months ended September 30, 2016, our operating activities generated adequate cash to meet our operating needs. Our operating activities for the nine months ended September 30, 2015 did not generate positive cash flow as we satisfied the $3.3 billion income tax liability related to the sale of Alibaba Group ADSs in September 2014.

As of September 30, 2016, we had cash, cash equivalents, and marketable securities (excluding Alibaba Group and Hortonworks equity securities) totaling $7.8 billion compared to $6.8 billion at December 31, 2015. During the nine months ended September 30, 2016, we received cash proceeds from the sale of certain property in Santa Clara, California of $246 million (net of closing costs of $4 million) and a cash tax refund of $190 million associated with our claim to carry back 2015 losses and tax attributes to earlier taxable years.

Our foreign subsidiaries held $426 million of our total $7.8 billion of cash and cash equivalents and marketable securities (excluding Alibaba Group and Hortonworks equity securities) as of September 30, 2016. As of September 30, 2016, we intend to repatriate cumulative and future earnings from our wholly-owned foreign subsidiaries. The tax implications of the repatriation (namely a $149 million increase to U.S. taxable income with an associated $66 million U.S. tax credit for foreign income taxes that have been paid on such earnings) have been included in our income tax benefit for the three and nine months ended September 30, 2016. As of September 30, 2016, we do not have a plan to repatriate approximately $3.1 billion of earnings related to our equity method investment in Yahoo Japan. If those earnings were to be repatriated in the future, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

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

Cash Flow Changes

Net cash (used in) provided by operating activities. Cash flows from operating activities for the nine months ended September 30, 2016 were driven by a net source of cash from working capital of $445 million (which included a $190 million cash tax refund), dividends received from equity investees of $157 million and non-cash adjustments of $1,015 million, reduced by a net loss of $373 million and earnings in equity interests of $250 million.

For the nine months ended September 30, 2015, cash flows from operating activities were reduced by changes in working capital of $3,339 million (which included the reduction of the income tax liability related to the sale of Alibaba Group shares in September 2014) and earnings in equity interests of $291 million offset by net income of $81 million, dividends received from equity investees of $142 million and non-cash adjustments of $891 million.

Net cash provided by (used in) investing activities. In the nine months ended September 30, 2016, the $1,092 million used in investing activities was due to purchases of marketable securities, net of proceeds from sales and maturities, of $1,175 million, partially offset by net proceeds from disposition of property and equipment of $52 million and $39 million in net proceeds from settlement of derivative hedge contracts.

In the nine months ended September 30, 2015, the $1,530 million provided by investing activities was due to proceeds from sales and maturities of marketable securities, net of purchases, of $1,983 million, $29 million proceeds from the sale of patents, and $114 million in net proceeds from settlement of derivative hedge contracts, partially offset by $417 million used for capital expenditures, net, $175 million used for acquisitions, and $4 million used for the purchase of intangibles and other activities.

Net cash used in financing activities. In the nine months ended September 30, 2016, the $157 million used in financing activities was due to $168 million used for tax withholding payments related to net share settlements of restricted stock units and other financing activities and $6 million used for distribution to noncontrolling interests. This use of cash was partially offset by $16 million in cash proceeds received from employee stock option exercises.

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

For the nine months ended September 30, 2016, we had a net benefit of $52 million primarily associated with net cash proceeds of $246 million received from the sale of land in Santa Clara, California. Excluding the proceeds received from the land sale, capital expenditures, net for the nine months ended September 30, 2016 were $194 million. For the nine months ended September 30, 2015, capital expenditures, net were $417 million. The $223 million decrease in capital expenditures was a result of the completion of certain Company initiatives, facilities expansions and improvements in 2015 and more efficient use of existing data center capacity and overall increased controls over expense and capital expenditures.

Excluding the net cash proceeds of $246 million received from the sale of land, we expect capital expenditures, net to be up to $300 million for the year ending December 31, 2016. We expect these expenditures to be funded by our cash flows from operating activities.

Free Cash Flow (a Non-GAAP Financial Measure)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

	(dollars in thousands)
Net cash provided by (used in) operating activities	$137,275	$217,906	$(2,515,712)	$993,604
Acquisition of property and equipment, net	(150,381)	(41,970)	(417,276)	51,581
Excess tax benefits from stock-based awards	31,509	(8,817)	33,359	1,743
Dividends received from equity investee	(375)	—	(142,045)	(156,968)

Free cash flow	$18,028	$167,119	$(3,041,674)	$889,960

For the three months ended September 30, 2016, free cash flow increased $149 million, as compared to the same period of 2015, primarily due to a decline in capital expenditures, net and a decline in cash outflow from working capital year-over-year.

For the nine months ended September 30, 2016, free cash flow increased $3.9 billion, as compared to the same period of 2015, due to the satisfaction of the $3.3 billion income tax liability related to the sale of Alibaba Group ADSs in the first quarter of 2015 for which there were no similar transactions in 2016, the net cash proceeds from disposition of property and equipment associated with the sale of land in the second quarter of 2016, and a cash tax refund of $190 million associated with our claim to carry back our 2015 losses and tax attributes to earlier taxable years.

Stock Repurchases

During the nine months ended September 30, 2016, we did not repurchase any shares of our common stock. The following table provides the remaining authorization and repurchases by program:

	November 2013 Program	March 2015 Program	Total

	(in millions)
January 1, 2016	$726	$2,000	$2,726
Total repurchases in the first quarter	—	—	—
Total repurchases in the second quarter	—	—	—
Total repurchases in the third quarter	—	—	—
September 30, 2016	$726	$2,000	$2,726

Contractual Obligations and Commitments

The following table presents certain payments due under contractual obligations with minimum commitments as of September 30, 2016 (in millions):

	Payments Due by Period
	Total	Due in 2016	Due in 2017-2018	Due in 2019-2020	Thereafter

Convertible notes(1)	$1,438	$-	$1,438	$-	$-
Note payable obligations	53	1	10	10	32
Operating lease obligations(2) (3)	437	31	174	108	124
Capital lease obligations	32	4	20	5	3
Affiliate commitments(4)	985	60	600	325	-
Non-cancelable obligations(5)	124	23	79	12	10
Intellectual property rights(6)	13	3	5	2	3
Uncertain tax positions, including interest and penalties(7)	1,153	-	-	-	1,153

Total contractual obligations	$4,235	$122	$2,326	$462	$1,325

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

(7)

As of September 30, 2016, unrecognized tax benefits and potential interest and penalties resulted in accrued liabilities of $1,153 million, classified as deferred and other long-term tax liabilities, net on our condensed consolidated balance sheets. As of September 30, 2016, the settlement period for the $1,153 million income tax liabilities cannot be determined. See Note 15—“Income Taxes” in the Notes to our condensed consolidated financial statements for additional information.

Standby Letters of Credit. As of September 30, 2016, we had outstanding potential obligations relating to standby letters of credit of $38 million. Standby letters of credit are financial guarantees provided by third parties for ongoing operating liabilities such as leases, utility bills, taxes, and insurance. If any letter of credit is drawn upon by a beneficiary, we are obligated to reimburse the provider of the guarantee. The standby letters of credit generally renew annually.

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

As of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had such relationships. In addition, we identified no variable interests currently held in entities for which we are the primary beneficiary. In addition, as of September 30, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

After recording the goodwill impairment charge as of October 31, 2015 for Tumblr during the fourth quarter of 2015, the fair value of the Tumblr reporting unit approximated its carrying value. As such, any significant unfavorable changes in the forecast would result in the fair value being less than the carrying value. Subsequent to the most recent annual goodwill impairment assessment performed as of October 31, 2015, we have continued to monitor actual performance of our reporting units. During the three months ended June 30, 2016, we determined that there were indicators present to suggest that it was more likely than not that the fair value of the Tumblr reporting unit was less than its carrying amount. The significant changes for the Tumblr reporting unit subsequent to the annual goodwill impairment test performed as of October 31, 2015 included a decline in the 2016 and beyond forecasted revenue, operating income and cash flows.

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

The remaining goodwill related to the Tumblr reporting unit as of September 30, 2016 was $124 million, which is in the Americas operating segment. As of September 30, 2016, there was also goodwill remaining for Taiwan, Hong Kong, and Australia & New Zealand reporting units, which are included in the Asia Pacific operating segment.

In determining the fair value of the Tumblr reporting unit, we used the following assumptions:

•	Expected cash flows underlying our business plans for the periods 2016 through 2027.

•	Cash flows beyond 2026 are projected to grow at a perpetual growth rate.

•	In order to risk adjust the cash flow projections in determining fair value, we utilized a discount rate of 15 percent.

As noted above, we recorded goodwill impairment charges in the Tumblr reporting unit during the second quarter of 2016. It is reasonably possible that future changes in judgments, assumptions and estimates we made in assessing the fair value of goodwill could cause us to consider some portion or all of the remaining goodwill of the Tumblr reporting unit to become impaired. For example, a future decline in market conditions, changes in our market share, and/or other factors could negatively impact the estimated future cash flows and discount rates used in the income approach to determine the fair value of the Tumblr reporting unit and could result in one or more additional impairment charges in the future.

See “Operating Costs and Expenses—Goodwill Impairment Charge” and Note 5—“Goodwill” in the Notes to our condensed consolidated financial statements for additional information.

Long-lived Assets. We amortize long-lived assets, including property and equipment and intangible assets, over their estimated useful lives. Identifiable long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted future cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. Fair value is determined based on the lowest level of identifiable estimated future cash flows using discount rates determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments such as revenue growth rates and operating margins, the estimation of the useful life over which the undiscounted cash flows will occur, and the terminal value of the asset group at the end of that useful life could materially affect estimated future cash flows relating to our long-lived assets which could trigger impairment. See “Operating Costs and Expenses—Intangible Assets Impairment Charge” and Note 5—“Goodwill” in the Notes to our condensed consolidated financial statements for additional information.

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

We have master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and liabilities at their gross fair values on the condensed consolidated balance sheets.

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

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates or changes in credit quality. A hypothetical 100 basis point increase in interest rates would result in a $28 million and $34 million decrease in the fair value of our available-for-sale debt securities as of December 31, 2015 and September 30, 2016, respectively.

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

We had net realized and unrealized foreign currency transaction losses of $1 million and $21 million for the three and nine months ended September 30, 2015, respectively. We had net realized and unrealized foreign currency transaction gains of $3 million and $22 million for the three and nine months ended September 30, 2016, respectively. These include the impact of balance sheet hedging and remeasurements of foreign denominated monetary assets and liabilities on our consolidated balance sheets.

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

A Value-at-Risk (“VaR”) sensitivity analysis was performed on all of our foreign currency derivative positions to assess the potential impact of fluctuations in exchange rates. The VaR model uses a Monte Carlo simulation to generate thousands of random price paths assuming normal market conditions. The VaR is the maximum expected one day loss in fair value, for a given statistical confidence level, to our foreign currency derivative positions due to adverse movements in rates. The VaR model is used as a risk management tool and is not intended to represent either actual or forecasted losses. Based on the results of the model using a 99 percent confidence interval, we estimate the maximum one-day loss in the net investment hedge portfolio was $45 million and $12 million at December 31, 2015 and September 30, 2016, respectively. The maximum one-day loss in the cash flow hedge portfolio was $3 million and $2 million at December 31, 2015 and September 30, 2016, respectively. The maximum one-day loss in the balance sheet hedge portfolio was $11 million and $3 million at December 31, 2015 and September 30, 2016, respectively. Actual future gains and losses associated with our derivative positions may differ materially from the sensitivity analysis performed as of September 30, 2016 due to the inherent limitations associated with predicting the timing and amount of changes in foreign currency exchange rates and our actual exposures and positions. In addition, the VaR sensitivity analysis may not reflect the complex market reactions that may arise from the market shifts modeled within this VaR sensitivity analysis.

Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, Taiwan dollars, and Singapore dollars. The statements of operations of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and nine months ended September 30, 2015, revenue ex-TAC for the Americas segment for the three and nine months ended September 30, 2016 would have been flat and higher than we reported by $6 million, respectively; revenue ex-TAC for the EMEA segment would have been higher than we reported by $5 million and $10 million, respectively; and revenue ex-TAC for the Asia Pacific segment would have been lower than we reported by $4 million and higher than we reported by $3 million, respectively. Using the foreign currency exchange rates from the three and nine months ended September 30, 2015, direct costs for the Americas segment for the three and nine months ended September 30, 2016 would have been flat and higher than we reported by $2 million, respectively; direct costs for the EMEA segment would have been higher than we reported by $1 million and $3 million, respectively; and direct costs for the Asia Pacific segment would have been flat and higher than we reported by $5 million, respectively.

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

The objective of our corporate investment policy is to preserve capital, meet liquidity requirements, and provide a reasonable rate of return. A large portion of our cash is managed by external managers according to the guidelines of our corporate investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of December 31, 2015, net unrealized losses on these investments were approximately $5 million and as of September 30, 2016, net unrealized gains on these investments were approximately $1 million. The increase to a net unrealized gain was primarily attributable to lower interest rates as of September 30, 2016 compared to December 31, 2015.

A sensitivity analysis was performed on our marketable equity security portfolio to assess the potential impact of fluctuations in stock price. Hypothetical declines in stock price of ten percent, twenty percent, and thirty percent were selected based on potential near-term changes in the stock price that could have an adverse effect on our marketable equity security portfolio. As of December 31, 2015 and September 30, 2016, the fair value of our marketable equity security portfolio was approximately $31 billion and $41 billion, respectively. As of September 30, 2016, declines in stock prices of ten percent, twenty percent and thirty percent would have resulted in a $4 billion, $8 billion and $12 billion decline, respectively, in the total value of our marketable equity security portfolio.

We performed a separate sensitivity analysis on our Hortonworks warrants for which we estimate fair value using the Black-Scholes model. We have held all other inputs constant and determined the impact of hypothetical declines in stock price of ten percent, twenty percent, and thirty percent, based on potential near-term changes in the stock price that could have an adverse effect on the fair value of the warrants and result in a loss recorded to the consolidated statements of operations. As of December 31, 2015 and September 30, 2016, the fair value of the Hortonworks warrants was approximately $79 million and $29 million, respectively. As of September 30, 2016, declines in stock prices of ten percent, twenty percent and thirty percent would have resulted in a $3 million, $6 million and $9 million decline, respectively, in the total value of the Hortonworks warrants.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material legal proceedings, see the section captioned “Legal Contingencies” included in Note 12 — “Commitments and Contingencies” in the Notes to our Condensed Consolidated Financial Statements, which reference is incorporated by reference herein. For a description of the litigation and government investigations related to the Security Incident we disclosed in September 2016, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Security Incident—Litigation, Claims, Governmental Investigations,” and the section captioned “Security Incident Contingencies” included in Note 12 —“Commitments and Contingencies” in the Notes to our Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on February 29, 2016 (“2015 Annual Report”), as set forth below. Other than the addition of a risk factor regarding our pending transaction with Verizon and a risk factor regarding the Security Incident, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in our 2015 Annual Report.

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

For both the three and nine months ended September 30, 2016, 90 percent of our total revenue came from search and display advertising. Our ability to retain and grow search and display revenue depends upon:

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

Risks and uncertainties associated with the pending Sale transaction with Verizon may adversely affect our business, financial performance and stock price.

There is no assurance that the Sale transaction will be consummated in a timely manner or at all. In addition, the anticipated benefits of the Sale transaction may not be realized. Potential risks and uncertainties related to the Sale transaction include, among others:

•

the inability to consummate the transaction in a timely manner or at all, due to the inability to obtain or delays in obtaining the approval of our stockholders, the necessary regulatory approvals, or satisfaction of other conditions to the closing of the Sale;

•

the existence or occurrence of any event, change or other circumstance that could give rise to the termination of the Stock Purchase Agreement, which, in addition to other adverse consequences, could result in the Company incurring substantial fees, including, in certain circumstances, the payment of a termination fee to Verizon under the Stock Purchase Agreement;

•

risks that Verizon may assert, or threaten to assert, rights or claims with respect to the Stock Purchase Agreement as a result of facts relating to the Security Incident and may seek to terminate the Stock Purchase Agreement or renegotiate the terms of the Sale transaction on that basis;

•

potential adverse effects on our relationships with our existing and potential advertisers, suppliers, customers, vendors, distributors, landlords, licensors, licensees, joint venture partners and other business partners;

•

the implementation of the Sale transaction will require significant time, attention and resources of our senior management and others within the Company, potentially diverting their attention from the conduct of our business;

•	risks related to our ability to retain or recruit key talent;

•	costs, fees, expenses and charges related to or triggered by the Sale transaction;

•	the net proceeds that the Company will receive from Verizon is subject to uncertainties as a result of the purchase price adjustments in the Stock Purchase Agreement;

•

restrictions on the conduct of our business, including the ability to make certain acquisitions and divestitures, enter into certain contracts, and incur certain indebtedness and expenditures until the earlier of the completion of the Sale transaction or the termination of the Stock Purchase Agreement;

•

potential adverse effects on our business, properties or operations caused by us implementing the transactions or foregoing opportunities that we might otherwise pursue absent the pending Sale transaction;

•	the initiation or outcome of any legal proceedings or regulatory proceedings that may be instituted against us and our directors and/or officers relating to the transactions; and

•

following the closing of the Sale, the Company will be required to register and be regulated as an investment company under the Investment Company Act of 1940, which will result in, among other things, the Company having to comply with the regulations thereunder, certain stockholders may be prohibited from holding or acquiring shares of the Company, the Company likely being removed from the Standard and Poor’s 500 Index and other indices which could have an adverse impact the Company’s share price following the Sale.

All of these risks and uncertainties could potentially have an adverse impact on our business and financial performance, and could cause our stock price to decline.

The investigation into the Security Incident is ongoing and we are still in the process of determining all of the facts and assessing the full extent of its impact and the impact of related government investigations and civil litigation on our results of operations, which could be material.

The Security Incident involved the theft of certain user account information for at least 500 million user accounts. The investigation of the Security Incident is ongoing, and we are still in the process of assessing the financial and other effects of the Security Incident. We may identify additional information that was accessed or stolen, or develop a clearer understanding of the Security Incident, evidence of such compromise in 2014 or related issues, and other developments related to the Security Incident could occur, which could have an adverse impact on our business, results of operations, financial results, and reputation. For example, our forensic experts are currently investigating certain evidence and activity that indicates an intruder, believed to be the same state-sponsored actor responsible for the Security Incident, created cookies that could have enabled such intruder to bypass the need for a password to access certain users’ accounts or account information. As a result of the Security Incident, we are facing at least 23 putative consumer class action lawsuits and other lawsuits and claims may be asserted by or on behalf of users, partners, shareholders, or others seeking damages or other related relief, allegedly arising out of the Security Incident. We are also facing investigations by a number of federal, state, and foreign governmental officials and agencies. These claims and investigations may adversely affect how we operate our business, divert the attention of management from the operation of the business, and result in additional costs and potential fines. In addition, the governmental agencies investigating the Security Incident may seek to impose injunctive relief, consent decrees, or other civil or criminal penalties which could, among other things, materially increase our data security costs, and affect how we operate our systems and collect and use customer and user information.

Our security measures may be breached as they were in the Security Incident and user data accessed, which may cause users and customers to curtail or stop using our products and services, and may cause us to incur significant legal and financial exposure.

Our products and services involve the storage and transmission of Yahoo’s users’ and customers’ personal and proprietary information in our facilities and on our equipment, networks, and corporate systems. Yahoo is routinely targeted by outside third parties, including technically sophisticated and well-resourced state-sponsored actors, attempting to access or steal our user and customer data or otherwise compromise user accounts. We believe such a state-sponsored actor was responsible for the theft involved in the Security Incident. Security breaches or other unauthorized access or actions expose us to a risk of theft of user data, regulatory actions, litigation, investigations, remediation costs, damage to our reputation and brand, loss of user and partner confidence in the security of our products and services and resulting fees, costs, and expenses, loss of revenue, damage to our reputation, and potential liability. Outside parties may attempt to fraudulently induce employees, users, partners, or customers to disclose sensitive information or take other actions to gain access to our data or our users’ or customers’ data. In addition, hardware, software, or applications we procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security. In addition, our or our partners’ implementation of software may contain security vulnerabilities or may not be implemented properly due to human error or limitations in our systems. Additionally, some third parties, such as our distribution partners, service providers, vendors, and app developers, may receive or store information provided by us or by our users through applications that are integrated with Yahoo properties and services. If these third parties fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users’ data may be improperly accessed, used, or disclosed. Security breaches or other unauthorized access (such as the Security Incident) have resulted in, and may in the future result in, a combination of significant legal and financial exposure, increased remediation and other costs, damage to our reputation, and a loss of confidence in the security of our products, services, and networks that could have a significantly adverse effect on our business. We take steps to prevent unauthorized access to our corporate systems, however, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event, we may be unable to anticipate these techniques or implement adequate preventative measures. Breaches of our security measures, such as the Security Incident, or perceived breaches, have caused and may in the future cause, the market perception of the effectiveness of our security measures to be harmed and cause us to lose users and customers.

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

Under our Search Agreement with Microsoft, Microsoft was the exclusive provider of algorithmic and paid search services for Yahoo Properties and Affiliate sites on personal computers and the non-exclusive provider of such services on mobile devices. As of April 15, 2015, Microsoft became the non-exclusive provider of such services on all devices. Commencing on May 1, 2015, the Company is required to request paid search results from Microsoft for 51 percent of its search queries originating from personal computers accessing Yahoo Properties and its Affiliate sites (the “Volume Commitment”) and will display only Microsoft’s paid search results on such search result pages. Approximately 39 percent, 36 percent and 35 percent of our revenue for the three and nine months ended September 30, 2016 and the year ended December 31, 2015, respectively, were attributable to the Microsoft Search Agreement (or approximately 24 percent and 26 percent for the three and nine months ended September 30, 2016, respectively, after excluding the impact of the change in revenue presentation related to the implementation of the Eleventh Amendment to the Microsoft Search Agreement during the second quarter of 2016). Our business and operating results would be adversely affected by a significant decline in or loss of this revenue if we are not able to successfully replace this revenue with revenue from search results displayed through our Yahoo Gemini platform or our Services Agreement with Google.

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

Our business is dependent on our ability to recruit, hire, motivate, and retain talented, highly skilled personnel. Achieving this objective may be difficult due to many factors, including the pending Sale transaction with Verizon; the intense competition for such highly skilled personnel in the San Francisco Bay Area and other metropolitan areas where our offices are located; competitors’ hiring practices; the effectiveness of our compensation and retention programs; and fluctuations in global economic and industry conditions. If we do not succeed in retaining and motivating our existing key employees, and in attracting new key personnel, we may be unable to meet our business plan and as a result, our revenue and profitability may decline.

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

We earn a material amount of our income from outside the United States. As of September 30, 2016, we had undistributed foreign earnings of approximately $3.1 billion, related to our equity method investment in Yahoo Japan. While we do not currently anticipate repatriating these earnings, any repatriation of funds in foreign jurisdictions to the United States could result in higher effective tax rates for us and subject us to significant additional U.S. income tax liabilities.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended September 30, 2016, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $37.50 to $44.71 per share and the closing sale price on October 28, 2016 was $41.78 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results or announcements of technological innovations, significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; general economic conditions; and the operating performance and market valuation of Alibaba Group Holding Limited (“Alibaba Group”) and Yahoo Japan in which we have investments. Following the closing of the Sale transaction with Verizon, our stock price will be further materially impacted by the operating performance and market valuation of Alibaba Group and Yahoo Japan. The equity valuation of our investment in Yahoo Japan may be impacted due to fluctuations in foreign currency exchange rates. We present our investment in Alibaba Group on our consolidated balance sheet as an available-for-sale marketable security. Consequently, the carrying value of this investment on our consolidated balance sheet will vary over time and fluctuations in its valuation may cause our stock price to fluctuate.

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

In connection with the pricing of the Notes, we entered into note hedge transactions with the option counterparties. The note hedge transactions are generally expected to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. We also entered into warrant transactions with the option counterparties. However, the warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants. The initial strike price of the warrants was $71.24. Counterparties to the warrants may make adjustments to certain terms of the warrants upon the occurrence of specified events, including the announcement of the Stock Purchase Agreement, if the event results in a material change to the trading price of our common stock or the value of the warrants. To date, two counterparties have given us notices of adjustment to their warrant exercise prices.

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

YAHOO! INC.

Dated: November 9, 2016	By:	/s/ MARISSA A. MAYER
Marissa A. Mayer Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2016	By:	/s/ KEN GOLDMAN
Ken Goldman Chief Financial Officer (Principal Financial Officer)

Yahoo! Inc.

Index to Exhibits

Exhibit Number	Description

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

10.2(M)+*

Form of Restricted Stock Unit Award Agreement, including Notice of Grant (for certain grants made after the Registrant’s entry into the Stock Purchase Agreement with Verizon), under the Yahoo! Inc. Stock Plan.

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2016.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2016.

32**

Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2016.

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