Form 10-K/A
period 2016-12-31
YAHOO INC
filed 2017-04-28
CIK 1011006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

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

The number of shares of the Registrant’s common stock outstanding as of April 20, 2017 was 958,131,387.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”) originally filed on March 1, 2017 (the “Original Filing”) by Yahoo! Inc., a Delaware corporation (“Yahoo,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive annual meeting proxy statement within 120 days of the end of our fiscal year ended December 31, 2016. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

This Amendment contains forward-looking statements relating to our strategic and operational plans. Actual results may differ materially from those described in our forward-looking statements as a result of risks and uncertainties, including the important factors set forth under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Original Filing, which is available on the website of the U.S. Securities and Exchange Commission (“SEC”) at www.sec.gov.

In Yahoo’s filings with the SEC, information is sometimes “incorporated by reference.” This means that we refer you to information previously filed with the SEC that should be considered as part of the particular filing. As provided under SEC regulations, the Compensation Committee Report contained in this Amendment specifically is not incorporated by reference into any other filings with the SEC and shall not be deemed to be “filed” with the SEC.

Yahoo!, the Yahoo family of marks, BrightRoll, Altaba, and the associated logos are trademarks and/or registered trademarks of Yahoo! Inc. Other names are trademarks and/or registered trademarks of their respective owners.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our Executive Officers

Current Management

Executive officers are elected by and serve at the discretion of the Board of Directors (the “Board”) of Yahoo. The names of our current executive officers, their ages, and their positions with the Company are set forth in the table below, followed by certain other information about them:

Name	Age	Position
Marissa A. Mayer	41	Chief Executive Officer, President, and Director
Arthur Chong	63	General Counsel and Secretary
David Filo	51	Co-Founder, Chief Yahoo, and Director
Ken Goldman	67	Chief Financial Officer
Lisa Utzschneider	48	Chief Revenue Officer

Ms. Mayer has served as our Chief Executive Officer, President and a member of our Board since July 2012. Prior to joining Yahoo, Ms. Mayer served as Vice President of Local, Maps, and Location Services at Google Inc., an Internet technology company, and was responsible for the company’s suite of local and geographical products including Google Maps, Google Earth, Zagat, Street View, and local search, for desktop and mobile. Prior to that position, Ms. Mayer served as Google’s Vice President, Search Products and User Experience, and in a variety of other capacities after joining Google in 1999. Ms. Mayer is a member of the board of directors of Walmart, and a member of the boards of trustees of the San Francisco Museum of Modern Art and the San Francisco Ballet.

Mr. Chong became our General Counsel and Secretary in March 2017. He served as an outside legal advisor to Yahoo from October 2016 to March 2017. From June 2016 to October 2016, Mr. Chong served as a special advisor to Sheppard, Mullin, Richter & Hampton LLP, a law firm. From October 2008 to February 2016, Mr. Chong served as Executive Vice President, General Counsel, and Secretary at Broadcom Corporation, a global supplier of semiconductor devices, and was responsible for the legal, corporate secretary, governance, litigation, intellectual property, compliance, and government relations activities for the company. Prior to that position, Mr. Chong served as Executive Vice President and Chief Legal Officer at Safeco Corporation, a property and casualty insurer, from November 2005 to October 2008.

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

Management of the Company Following the Closing of the Transaction with Verizon

In connection with the proposed sale of our operating business (the “Sale Transaction”) to Verizon Communications Inc. (“Verizon”), our Board has determined that, upon the closing of the Sale Transaction (the “Closing”), the following individuals will serve (or in the case of Mr. Chong continue to serve) in the following capacities for Altaba Inc. (the name of the Company following the Closing):

Name	Age	Position
Thomas J. McInerney	52	Chief Executive Officer and Director
Arthur Chong	63	General Counsel and Secretary
Alexi A. Wellman	46	Chief Financial and Accounting Officer
DeAnn Fairfield Work	47	Chief Compliance Officer

Mr. McInerney has served as a member of Yahoo’s Board since April 2012. Mr. McInerney served as Executive Vice President and Chief Financial Officer of IAC/InterActiveCorp (“IAC”), an Internet company, from January 2005 to March 2012. From January 2003 through December 2005, he also served as Chief Executive Officer of the retailing division of IAC (which included HSN, Inc. and Cornerstone Brands). From May 1999 to January 2003, Mr. McInerney served as Executive Vice President and Chief Financial Officer of Ticketmaster, formerly Ticketmaster Online-CitySearch, Inc., a live entertainment ticketing and marketing company. From 1986 to 1988 and from 1990 to 1999, Mr. McInerney worked at Morgan Stanley, a global financial services firm, most recently as a Principal. Mr. McInerney serves on the boards of directors of HSN, Inc., a television and online retailer, Interval Leisure Group, Inc., a provider of membership and leisure services to the vacation industry, and Match Group, Inc., an online dating resource.

Mr. Chong’s biography is set forth above, under the heading “Current Management.”

Ms. Wellman has served as Vice President, Global Controller of Yahoo since October 2015. From November 2013 to October 2015, she served as Vice President, Finance of Yahoo. From December 2011 to June 2013, Ms. Wellman served as Chief Financial Officer of Nebraska Book Company, Inc., which owned and operated college bookstores. From October 2004 to December 2011, Ms. Wellman served as a Partner at KPMG LLP, an audit, tax and advisory firm.

Ms. Work has served as an outside legal advisor to Yahoo since December 2016. From December 2012 to February 2016, Ms. Work served as Senior Vice President, Senior Deputy General Counsel and Chief Compliance Officer of Broadcom Corporation. From April 2009 to November 2012, Ms. Work served as Vice President and Deputy General Counsel of Broadcom Corporation.

Our Directors

The Board consists of eleven directors. The names of our directors, their ages, and their positions with the Company are set forth in the table below, followed by certain other information about them:

Name	Age	Position
Tor R. Braham	59	Director
Eric K. Brandt	54	Chairman of the Board
David Filo*	51	Co-Founder, Chief Yahoo, and Director
Catherine J. Friedman	56	Director
Eddy W. Hartenstein*	66	Director
Richard S. Hill*	65	Director
Marissa A. Mayer*	41	Chief Executive Officer, President, and Director
Thomas J. McInerney	52	Director
Jane E. Shaw, Ph.D.*	78	Director
Jeffrey C. Smith*	44	Director
Maynard G. Webb, Jr.*	61	Chairman Emeritus of the Board

*

Each of David Filo, Eddy W. Hartenstein, Richard S. Hill, Marissa A. Mayer, Jane E. Shaw, Jeffrey C. Smith, and Maynard G. Webb, Jr. has indicated that he or she intends to resign from the Board effective upon the Closing of the Sale Transaction. At that time, the size of the Board will be reduced to five members. We expect that, immediately following the Closing, our continuing directors will be Tor R. Braham, Eric K. Brandt, Catherine J. Friedman, and Thomas J. McInerney. We have initiated a search for a candidate to serve as the fifth member of the Board immediately following the Closing.

On April 26, 2016, we entered into a settlement agreement (the “Settlement Agreement”) with Starboard LP and certain of its affiliates (“Starboard”) to settle the proxy contest pertaining to the election of directors at the Company’s 2016 annual meeting of shareholders. Pursuant to the Settlement Agreement, our Board appointed Messrs. Braham, Hartenstein, Hill, and Smith (the “Starboard Designees”) to the Board effective April 26, 2016, and we agreed to nominate all of the individuals listed in the table above (including the Starboard Designees) for election to the Board at the 2016 annual meeting. Each of these persons was elected to the Board by our shareholders at the 2016 annual meeting. The Settlement Agreement also included certain voting commitments and normal and customary standstill agreements by Starboard, which expired in February 2017.

Biographical Descriptions

Set forth below is a brief biographical description of each of our directors. The primary experience, qualifications, attributes, and skills of each of our directors that led to the conclusion of the Nominating Committee and the Board that such person should serve as a member of the Board are also described in the following paragraphs.

Mr. Braham has served as a member of our Board since April 2016. Mr. Braham served as Managing Director and Global Head of Technology Mergers and Acquisitions for Deutsche Bank Securities Inc., an investment bank, from 2004 until November 2012. From 2000 to 2004, he served as Managing Director and Co-Head of West Coast U.S. Technology, Mergers and Acquisitions for Credit Suisse First Boston, an investment bank. Prior to that role, Mr. Braham served as an investment banker with Warburg Dillon Read LLC, and as an attorney at Wilson Sonsini Goodrich & Rosati. Mr. Braham currently serves as a member of the board of directors of Viavi Solutions Inc., a network and service enablement and optical coatings company. He previously served on the boards of directors of NetApp, Inc., a computer storage and data management company, from September 2013 to March 2016, and Sigma Designs, Inc., an integrated circuit provider for the home entertainment market, from June 2014 to August 2016. Mr. Braham was selected as a director pursuant to the Settlement Agreement due to his mergers and acquisitions experience and knowledge of the technology industry gained through his experience as an investment banker and legal advisor to technology companies.

Mr. Brandt was elected Chairman of the Board in January 2017 and has served as a member of our Board since March 2016. Mr. Brandt served as the Executive Vice President and Chief Financial Officer of Broadcom Corporation (“Broadcom”), a global supplier of semiconductor devices, from February 2010 until February 2016, and he served as Broadcom’s Senior Vice President and Chief Financial Officer from March 2007 until February 2010. From September 2005 until March 2007, Mr. Brandt served as President and Chief Executive Officer of Avanir Pharmaceuticals, Inc. Beginning in 1999, he held various positions at Allergan, Inc., a global specialty pharmaceutical company, including Executive Vice President of Finance and Technical Operations and Chief Financial Officer. Prior to joining Allergan, Mr. Brandt spent ten years with The Boston Consulting Group, a privately-held global business consulting firm, most recently serving as Vice President and Partner. Mr. Brandt is a director of Lam Research Corporation, a wafer fabrication equipment company, and Dentsply Sirona Inc., a dental products company. Mr. Brandt was selected as a director due to his financial expertise, including as a chief financial officer of a public company, his mergers and acquisitions experience, and his public company board experience.

Mr. Filo’s biography is set forth above, under the heading “Current Management.” Mr. Filo was selected as a director due to his extensive technical and industry expertise and his unique perspective on the Company’s strategic and technical needs.

Ms. Friedman has served as a member of our Board since March 2016. Ms. Friedman has been an independent financial consultant serving public and private companies in the life sciences industry since 2006. Prior to that, Ms. Friedman held numerous positions over a 23-year investment banking career with Morgan Stanley, including Managing Director from 1997 to 2006 and Head of West Coast Healthcare and Co-Head of the Biotechnology Practice from 1993 to 2006. Ms. Friedman is a member of the boards of directors of Innoviva, Inc. (formerly Theravance, Inc.), a royalty management company specializing in respiratory assets, and Radius Health, Inc., a biopharmaceutical company. She previously served as a member of the boards of directors of EnteroMedics Inc., a medical device company, from May 2007 to May 2016, XenoPort, Inc., a biopharmaceutical company, from September 2007 to July 2016, and GSV Capital Corp., a publicly traded business development company, from March 2013 to March 2017. Ms. Friedman was selected as a director due to her financial and transactional experience, her leadership experience, and her public company board experience.

Mr. Hartenstein has served as a member of our Board since April 2016. Mr. Hartenstein served as the publisher and Chief Executive Officer of the Los Angeles Times Media Group, a print and online media company, from August 2008 to August 2014. He also served in a variety of positions at its parent entity, the Tribune Company, including as co-President, from late 2010 to May 2011, as President and Chief Executive Officer from May 2011 to January 2013, and as Chairman of the board from January 2013 to August 2014. He then served as Chairman of the board of Tribune Publishing Company (subsequently renamed tronc, Inc.) from August 2014, when it was spun off from the Tribune Company, until early 2016 and continues to serve as a director. Previously, Mr. Hartenstein served in a variety of positions at DIRECTV Inc., a provider of digital television entertainment, including as President from its inception in 1990 through 2001, as Chairman and Chief Executive Officer from late 2001 through 2004, and as Vice Chairman of the board of The DIRECTV Group Inc. from late 2003 through 2004. Mr. Hartenstein currently serves on the boards of directors of SIRIUS XM Holdings Inc., a satellite radio broadcaster (where he is the lead independent director); Broadcom Limited, a semiconductor company; and TiVo Corporation (formerly Rovi Corporation), a digital entertainment technology provider. He previously served on the board of directors of SanDisk Corp., a manufacturer of flash memory, from November 2005 to May 2016. Mr. Hartenstein was selected as a director pursuant to the Settlement Agreement due to his extensive senior management experience, including successfully creating and entering new markets, as well as his public company board experience.

Mr. Hill has served as a member of our Board since April 2016. Mr. Hill was Chief Executive Officer and Chairman of the board of directors of Novellus Systems Inc., a maker of integrated circuit fabrication equipment, from 1996 until its acquisition by Lam Research Corporation in June 2012. Before joining Novellus in 1993, he spent 12 years with Tektronix, Inc., an electronics company. Currently, Mr. Hill is Chairman of the board of Tessera Technologies, Inc., which develops technology for electronics applications (where he also served as interim Chief Executive Officer in April and May of 2013), and Chairman of the board of Marvell Technology Group Ltd., a fabless semiconductor provider. In addition, Mr. Hill currently serves as a member of the boards of directors of Arrow Electronics, Inc., an electronic parts supplier; Cabot Microelectronics Corporation, a supplier of polishing slurries and pads for integrated circuit manufacturing; and Autodesk, Inc., a computer-aided design software provider. He previously served as a member of the boards of directors of Planar Systems, Inc., a digital signage technology company, from June 2013 until November 2015; LSI Corporation, a provider of semiconductors and software for data networks, from 2007 until May 2014; and SemiLEDs Corporation, a LED chip manufacturer, from September 2010 to February 2012. Mr. Hill was selected as a director pursuant to the Settlement Agreement due to his extensive experience in senior executive positions, including his nearly 20 years leading Novellus, coupled with his public company board experience.

Ms. Mayer’s biography is set forth above, under the heading “Current Management.” Ms. Mayer was selected as a director due to her position as the Company’s Chief Executive Officer and President, which gives her in-depth knowledge of the Company’s operations, strategy, financial condition, and competitive position, as well as her extensive experience in Internet technology, design, and product execution.

Mr. McInerney’s biography is set forth above, under the heading “Management of the Company Following the Closing of the Transaction with Verizon.” Mr. McInerney was selected as a director due to his corporate leadership experience at a complex Internet company, his expertise in finance, restructuring, mergers and acquisitions and operations and his public company board and committee experience.

Dr. Shaw has served as a member of our Board since June 2014. Dr. Shaw served as a member of the board of directors of McKesson Corporation from 1992 to 2014. She also served on the board of directors of Intel Corporation from 1993 to 2012, including as its non-executive Chairman of the board from 2009 to 2012. From 1998 to 2005, Dr. Shaw served as the Chairman and Chief Executive Officer of Aerogen, Inc., a company specializing in the development of products for improving respiratory therapy. Dr. Shaw joined the ALZA Corporation, a specialty pharmaceutical company that focused on novel ways of delivering medications to the body, as a research scientist in 1970; she remained with the company for 24 years, serving as President and Chief Operating Officer from 1987 to 1994. She is also a member of the boards of directors of several private and non-profit entities. Dr. Shaw was selected as a director due to her public company board experience, executive leadership and management experience and strong financial background.

Mr. Smith has served as a member of our Board since April 2016. Mr. Smith is a Managing Member, Chief Executive Officer, and Chief Investment Officer of Starboard Value LP, an investment advisory firm he co-founded in March 2011. Previously, Mr. Smith was a Partner and Managing Director of Ramius LLC, an asset management company. Prior to joining Ramius in January 1998, he served as Vice President of Strategic Development and as a member of the board of directors of The Fresh Juice Company, Inc., a producer of non-carbonated beverages. Mr. Smith began his career in the mergers and acquisitions department at Société Générale, a multinational banking and financial services company. Mr. Smith currently serves as Chairman of the board of directors of Advance Auto Parts, Inc., an automotive aftermarket parts provider, and as a member of the board of directors of Perrigo Company plc, a supplier of over-the-counter consumer goods and pharmaceutical products. Previously, he served as Chairman of the board of directors of Darden Restaurants, Inc., a full service restaurant chain, from October 2014 to April 2016. Mr. Smith also previously served as a member of the boards of directors of Quantum Corporation, a global expert in data protection and big data management, from May 2013 to May 2015; Office Depot, Inc., an office supply company, from August 2013 to September 2014; Regis Corporation, which owns and franchises hair salons, from October 2011 until October 2013; Surmodics, Inc., a provider of drug delivery and surface modification technologies to the healthcare industry, from January 2011 to August 2012; and Zoran Corporation, a supplier of integrated circuits for digital imaging devices, from March 2011 until its merger with CSR plc in August 2011. Mr. Smith was selected as a director pursuant to the Settlement Agreement due to his extensive public board experience and experience in a variety of industries together with his management experience in a variety of roles.

Mr. Webb currently serves as Chairman Emeritus of the Board. He has been a member of our Board since February 2012 and served as interim Chairman of the Board from April 2013 to August 2013 and as Chairman of the Board from August 2013 to January 2017. Mr. Webb founded Webb Investment Network, a seed-stage venture capital firm, in June 2010 and serves as its sole Limited Partner. Mr. Webb served as Chairman of the board of LiveOps, Inc., a provider of contact center solutions using the cloud, from December 2008 to December 2013 and served as its Chief Executive Officer from December 2006 to July 2011. He is also a founder and director of Everwise, a cloud-based mentoring platform. Mr. Webb currently serves as a director of salesforce.com, inc., a provider of enterprise cloud computing and social enterprise solutions, and Visa Inc., a global payments technology company. Mr. Webb previously served as a director of AdMob, Inc., a mobile advertising company acquired by Google Inc. in 2009. Mr. Webb was selected as a director due to his extensive senior leadership experience in management, engineering and technical operations, his mobile advertising experience and his deep knowledge of technology company operating environments.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and, subject to certain exceptions, persons who beneficially own more than 10 percent of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership on Form 3 and changes in ownership of the Company’s common stock on Forms 4 or 5. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2016 all filing requirements applicable to the Reporting Persons were timely met, with two exceptions: (1) a Form 4 for Ms. Utzschneider was filed one day late reporting automatic share-based tax withholding from an October 2016 RSU (as defined below) vesting event; and (2) a Form 4 for Mr. Hill was filed several months late reporting a May 2016 open-market sale of 38 shares that had been held indirectly in a managed account for the benefit of Mr. Hill’s son.

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

Audit and Finance Committee

The Company has a separately-designated audit committee established in accordance with Section 3(a)(58)(A) and Section 10A(m) of the Exchange Act. This Audit and Finance Committee (The “Audit Committee”) consists of Mr. Brandt (Chairman), Mr. Braham, and Mr. Smith. The Board has determined that each member of the Audit Committee is an independent director within the meaning of applicable SEC rules and the Nasdaq listing standards. The Board has also determined that Mr. Brandt qualifies as an audit committee financial expert within the meaning of SEC rules and satisfies the financial sophistication requirements of the Nasdaq listing standards.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

Non-Employee Director Compensation Program

We have a non-employee director compensation program currently in place, and we have approved changes that will take effect upon the Closing of the Sale Transaction.

Current Program

Under our current non-employee director compensation program, we pay our non-employee directors annual cash retainer fees and grant them restricted stock units (“RSUs”), as described below.

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

In addition, non-employee directors may participate in the Company’s matching charitable awards program, which provides up to $1,000 in matching contributions per calendar year to eligible non-profit organizations. The Company also reimburses its non-employee directors for their out-of-pocket expenses incurred in connection with attendance at Board, committee, and shareholder meetings, and other business of the Company.

Director Compensation after the Closing of the Sale Transaction

The Board has approved changes to the director compensation program that will take effect only upon the Closing of the Sale Transaction. A description of these arrangements is included under the caption “Annex 1—Management of the Fund—Compensation of Officers and Directors” in the Company’s definitive proxy statement soliciting shareholders’ approval of the Sale Transaction, which was filed with the SEC on April 24, 2017.

Director Stock Ownership Guidelines

The Board has adopted stock ownership guidelines for the Company’s non-employee directors as set forth in the Corporate Governance Guidelines with the exact share ownership requirements periodically established by the Board. The current share ownership requirements set by the Board provide that each non-employee director should own shares of the Company’s common stock equal in value to five times the annual Board cash retainer then in effect (or $300,000 in 2016 based on the Board’s current annual cash retainer of $60,000). A non-employee director who does not satisfy the required Company stock ownership level must retain at least 50 percent of the net shares he or she receives upon exercise, vesting, or payment, as the case may be, of Company equity awards. For this purpose, the “net” shares received upon exercise, vesting, or payment of an award are the total number of shares received, less the shares needed to pay any applicable exercise price of the award. Vested but unpaid (or deferred) RSUs count toward satisfaction of this requirement, but unexercised options do not (regardless of whether they are vested). Shares held in a trust established by the director (and/or his or her spouse) for estate or tax planning purposes count toward satisfaction of this requirement if the trust is revocable by the director (and/or his or her spouse) or for the benefit of his or her family members. All of our current directors have satisfied these ownership guidelines as of April 3, 2017.

Director Compensation Table—2016

The following table presents fiscal year 2016 compensation information for Yahoo’s non-employee directors who served during any part of the year. Yahoo’s two employee directors during 2016, Ms. Mayer and Mr. Filo, received no additional compensation for their service on the Board. (For their compensation as employees, see the Summary Compensation Table on page 32.)

The “Stock Awards” and “Option Awards” columns below present the aggregate grant date fair value of equity awards (as computed for financial accounting purposes) and do not reflect whether the recipient has realized a financial benefit from the awards (such as by vesting in stock or exercising options).

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(4)	All Other Compensation ($)	Total ($)

Current Directors:
Tor R. Braham(5)	47,692	278,751	0	0	326,443
Eric K. Brandt(6)	124,176	310,968	0	0	435,144
Catherine J. Friedman(7)	65,989	310,968	0	0	376,957
Eddy W. Hartenstein(8)	0	326,386	0	0	326,386
Richard S. Hill(9)	40,879	278,751	0	0	319,630
Thomas J. McInerney	170,000	239,971	0	0	409,971
Jane E. Shaw, Ph.D.	95,000	239,971	0	0	334,971
Jeffrey C. Smith(10)	0	376,382	0	0	376,382
Maynard G. Webb, Jr.(11)	0	510,907	0	0	510,907

Former Directors:
Susan M. James(12)	41,250	0	0	0	41,250
Charles R. Schwab(13)	0	6,335	0	0	6,335
H. Lee Scott, Jr.(14)	0	34,774	0	0	34,774

(1)

Cash amounts differ, in part, because some directors elected pursuant to our director compensation program to receive RSUs in lieu of their quarterly cash fees for Board and committee service (see “—Director Compensation,” above). Amounts in this column exclude fees for Board service earned in the fourth quarter of 2015 and paid on January 8, 2016, and include fees for Board service earned in the fourth quarter of 2016 and paid on January 10, 2017.

(2)

As required by SEC rules, the columns “Stock Awards” and “Option Awards” present the aggregate grant date fair value (and the notes below present the individual grant date fair values) of each director’s equity awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ 718 Compensation—Stock Compensation (“FASB ASC 718”). These amounts do not reflect whether the director has realized a financial benefit from the awards (such as by vesting in stock or exercising options). For information on the valuation assumptions used in these computations, refer to Note 14—“Employee Benefits” in the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

(3)

On June 30, 2016, each of the non-employee directors elected at the 2016 annual meeting of shareholders (namely, Ms. Friedman, Dr. Shaw, and Messrs. Braham, Brandt, Hartenstein, Hill, McInerney, Smith, and Webb) was automatically granted an award of 6,389 RSUs under the Directors’ Plan. Each of these awards had a grant date fair value of $239,971. The number of unvested RSUs held on December 31, 2016 by each person listed in the table above was as follows: Mr. Braham (3,195), Mr. Brandt (3,195), Ms. Friedman (3,195), Mr. Hartenstein (3,195), Mr. Hill (3,195), Ms. James (0), Mr. McInerney (3,195), Mr. Schwab (0), Mr. Scott (0), Dr. Shaw (3,195), Mr. Smith (3,195), and Mr. Webb (3,195). The Directors’ Plan provides that non-employee directors may elect to defer payment of RSUs in certain circumstances. The number of vested but unpaid RSUs held on December 31, 2016 by each person listed in the table above was as follows:

Mr. Braham (3,194), Mr. Brandt (3,194), Ms. Friedman (5,350), Mr. Hartenstein (5,434), Mr. Hill (4,239), Ms. James (0), Mr. McInerney (3,194), Mr. Schwab (0), Mr. Scott (0), Dr. Shaw (9,810), Mr. Smith (6,594), and Mr. Webb (10,162).

(4)

The number of outstanding stock options held on December 31, 2016 by each person listed in the table above was as follows: Mr. Braham (0), Mr. Brandt (0), Ms. Friedman (0), Mr. Hartenstein (0), Mr. Hill (0), Ms. James (0), Mr. McInerney (0), Mr. Schwab (3,118), Mr. Scott (3,291), Dr. Shaw (0), Mr. Smith (0), and Mr. Webb (61,679).

(5)

Mr. Braham was appointed to the Board on April 26, 2016. In connection with his appointment, Mr. Braham received an automatic grant of 1,045 RSUs on April 26, 2016, which had a grant date fair value of $38,780. In addition, Mr. Braham received $50,000 from Starboard in 2016 in consideration of his agreement to serve as a nominee of Starboard for election to the Board.

(6)

Mr. Brandt was appointed to the Board on March 8, 2016. In connection with his appointment, Mr. Brandt received an automatic grant of 2,156 RSUs on March 8, 2016, which had a grant date fair value of $70,997.

(7)

Ms. Friedman was appointed to the Board on March 8, 2016. In connection with her appointment, Ms. Friedman received an automatic grant of 2,156 RSUs on March 8, 2016, which had a grant date fair value of $70,997. In addition to amounts shown above, in May 2016 Ms. Friedman received a payment from Yahoo in the amount of $119,000 for her efforts during the fourth quarter of 2015 preparing to serve on the board of directors of Aabaco Holdings, Inc., a wholly-owned subsidiary of Yahoo which Yahoo had been planning to spin off.

(8)

Mr. Hartenstein was appointed to the Board on April 26, 2016. In connection with his appointment, Mr. Braham received an automatic grant of 1,045 RSUs on April 26, 2016, which had a grant date fair value of $38,780. Also, in lieu of cash, Mr. Hartenstein elected to receive his quarterly Board and committee fees for 2016 in the form of RSUs. Accordingly, we granted Mr. Hartenstein an award of 337 RSUs on June 30, 2016, which had a grant date fair value of $12,658; an award of 406 RSUs on September 30, 2016, which had a grant date fair value of $17,499; and an award of 452 RSUs on December 31, 2016, which had a grant date fair value of $17,479. In addition, Mr. Hartenstein received $50,000 from Starboard in 2016 in consideration of his agreement to serve as a nominee of Starboard for election to the Board.

(9)

Mr. Hill was appointed to the Board on April 26, 2016. In connection with his appointment, Mr. Hill received an automatic grant of 1,045 RSUs on April 26, 2016, which had a grant date fair value of $38,780. In addition, Mr. Hill received $50,000 from Starboard in 2016 in consideration of his agreement to serve as a nominee of Starboard for election to the Board.

(10)

Mr. Smith was appointed to the Board on April 26, 2016. In connection with his appointment, Mr. Smith received an automatic grant of 1,045 RSUs on April 26, 2016, which had a grant date fair value of $38,780. Also, in lieu of cash, Mr. Smith elected to receive his quarterly Board and committee fees for 2016 in the form of RSUs. Accordingly, we granted Mr. Smith an award of 337 RSUs on June 30, 2016, which had a grant date fair value of $12,658; an award of 1,566 RSUs on September 30, 2016, which had a grant date fair value of $67,495; and an award of 452 RSUs on December 31, 2016, which had a grant date fair value of $17,479.

(11)

In lieu of cash, Mr. Webb elected to receive his quarterly Board and committee fees for 2016 in the form of RSUs. Accordingly, we granted Mr. Webb an award of 1,860 RSUs on March 31, 2016, which had a grant date fair value of $68,467; an award of 1,797 RSUs on June 30, 2016, which had a grant date fair value of $67,495; an award of 1,566 RSUs on September 30, 2016, which had a grant date fair value of $67,495; and an award of 1,745 RSUs on December 31, 2016, which had a grant date fair value of $67,479.

(12)	Ms. James did not stand for re-election at the 2016 annual meeting of shareholders and, accordingly, her Board service ended on June 30, 2016.

(13)

Mr. Schwab resigned from the Board effective February 2, 2016. In lieu of cash, Mr. Schwab elected to receive his quarterly Board and committee fees for 2016 in the form of RSUs. Accordingly, we granted Mr. Schwab an award of 218 RSUs on February 2, 2016, which had a grant date fair value of $6,335.

(14)

Mr. Scott did not stand for re-election at the 2016 annual meeting of shareholders and, accordingly, his Board service ended on June 30, 2016. In lieu of cash, Mr. Scott elected to receive his quarterly Board and committee fees for 2016 in the form of RSUs. Accordingly, we granted Mr. Scott an award of 509 RSUs on March 31, 2016, which had a grant date fair value of $18,736; and an award of 427 RSUs on June 30, 2016, which had a grant date fair value of $16,038.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes our executive compensation program for 2016 and the goals that drive the design of the program. Our Board’s Compensation and Leadership Development Committee (the “Compensation Committee”) is responsible for reviewing our executive compensation program and approving the compensation arrangements for our executive officers.

Pay Decision Highlights

In July 2016, the Company announced the sale of its operating business to Verizon Communications Inc. Since the announcement, the Company has been working expeditiously to execute the Sale Transaction, including obtaining regulatory approvals, working on a proxy statement to obtain the required stockholder approval, and planning post-closing integration with Verizon. In 2016 and early 2017, the Company also disclosed certain security incidents, the findings of an investigation by an independent committee of the Board into such security incidents, and actions taken by the Company in response to those findings, as well as, regulatory and litigation matters related to such security incidents, all as described in the Original Filing of the Company’s Form 10-K for the year ended December 31, 2016 (under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events—Security Incidents”). In February 2017, the Company and Verizon agreed to certain amendments to the Sale Transaction agreements as a result of such security incidents, including a reduction in the purchase price and certain sharing of liabilities. The following compensation decisions related to our Named Executive Officers resulted from, or were made in the context of, the foregoing events:

•	Made no increases to base salaries or target annual bonuses.

•	Awarded no annual bonus to our CEO (Ms. Mayer) for 2016.

•	Accepted the voluntary resignation of our General Counsel (Mr. Bell) with no right to an annual bonus for 2016, forfeiture of all outstanding unvested equity, and no severance.

•

Awarded annual bonuses for 2016 of 130 percent of target to Ms. Utzschneider and 100 percent of target to Mr. Goldman based on achievement of pre-established company financial goals and individual contributions during the year.

•	Granted new long-term incentive value to our CEO of $12 million in 2016, as contemplated by her hiring agreement.*

•

Granted new long-term incentive value to our other Named Executive Officers in 2016 based on market data and considerations related to individual performance and retention, including $5 million for Ms. Utzschneider and $10 million for Mr. Goldman.*

•	Made no 2017 annual equity award to our CEO pursuant to her offer to forgo an award and the Board’s acceptance of her offer.

•

Made a long-term incentive grant of $3.5 million to Ms. Utzschneider in 2017* and provided Mr. Goldman with additional monthly cash payments of $100,000 from April 2017 to the Closing of the Sale Transaction in lieu of a new 2017 grant.

*

Long-term value is presented according to customary grant-date valuation principles by multiplying the total number of shares subject to new awards approved by the Compensation Committee by the fair market value of a share of our common stock on the date of the Compensation Committee’s approval, with the performance-based portion of the award valued at the target level.

Named Executive Officers

Our Named Executive Officers are the executive officers listed in the Summary Compensation Table on page 32. They include the following current officers:

•	Marissa A. Mayer, Chief Executive Officer and President;

•	Ken Goldman, Chief Financial Officer;

•	David Filo, Co-Founder and Chief Yahoo; and

•	Lisa Utzschneider, Chief Revenue Officer.

Under SEC rules, our Named Executive Officers for 2016 also include our former General Counsel and Secretary, Ronald S. Bell, who resigned on March 1, 2017.

As a founder, Mr. Filo has a significant ownership interest in Yahoo (he owned 7.4 percent of our issued and outstanding common stock as of April 3, 2017); he receives an annual base salary of $1 and did not receive a cash incentive or equity award during 2016. Except where expressly noted, references to “Named Executive Officers” in this CD&A generally do not include Mr. Filo.

2016 Shareholder Say-On-Pay Vote

Yahoo annually offers shareholders the opportunity to cast an advisory vote on our executive compensation program. This annual vote is known as the “say-on-pay” vote. We value and regularly seek shareholder input in order to ensure that shareholder views are considered in the design of our compensation program. At our annual meeting in June 2016, approximately 80 percent of votes cast were in favor of our executive compensation program for 2015. The Compensation Committee believes these results reflect shareholders’ support for the performance-based compensation programs that we began implementing in late 2012.

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

✓	Our equity awards in 2016 reflect a balance between multiple short- and long-term incentives.

✓	We do not have minimum payment levels for our cash-incentive bonus plan or for our performance-based equity awards.

✓	We do not provide material perquisites, though we do provide certain personal security arrangements for Ms. Mayer and her immediate family (which we consider necessary and for the Company’s benefit).

✓	We do not pay taxes on our executives’ behalf through “gross-up” payments (other than for a business-related relocation).

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

The Compensation Committee is responsible for determining the appropriate compensation for the Chief Executive Officer and our other Named Executive Officers. To determine compensation for our Chief Executive Officer, the Compensation Committee confers with the Board (which, for 2016, decided not to pay certain bonuses as described in this CD&A). To determine the compensation for the other Named Executive Officers, the Compensation Committee considers, among other factors, the Chief Executive Officer’s recommendations (for officers other than herself).

Pay for Performance

The Compensation Committee, based on shareholder input and our commitment to a disciplined pay-for-performance approach to executive compensation, established rigorous, performance-oriented compensation programs for 2016. The three key pillars of this approach are:

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

In addition, the Compensation Committee seeks to align the Company’s performance-based compensation with the interests of our shareholders. For example, the Compensation Committee provided that the payout of our Named Executive Officers’ annual bonuses and performance-based RSUs for 2016 would be subject to a cap based on our total shareholder return for the year as described in more detail below.

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

Our emphasis on equity- and performance-based compensation is reflected in the following chart which shows that 93.3 percent of the intended mix of Ms. Mayer’s target annual total direct compensation for 2016 is performance-based and/or dependent upon the value of our common stock.

Ms. Mayer’s intended mix of annual total direct compensation for 2016 includes:

•	base salary (6.7 percent of target annual total direct compensation);

•	target cash incentive bonus (13.3 percent of target annual total direct compensation); and

•

grant date value of annual equity awards (80 percent of target annual total direct compensation) of which 50 percent have time-based vesting and 50 percent have both time-based and performance-based vesting.

Ms. Mayer’s annual total direct compensation for 2016, as illustrated in the above chart, includes the annual equity awards that the Compensation Committee approved for Ms. Mayer in 2016. The chart does not include awards made to Ms. Mayer in prior years that have tranches vesting based on 2016 performance (see “CEO Equity Awards” immediately below). For purposes of the above chart, the grant date value of annual equity awards is presented by multiplying the total number of shares subject to the awards approved by the Compensation Committee in 2016 by the fair market value of a share of our common stock on the date of the award, with the performance-based portion of the award presented at the target level.

CEO Equity Awards

Ms. Mayer’s stock and option totals for 2016 as reported in the Summary Compensation Table on page 32 relate to multiple awards. Some of them are performance-based awards that our Compensation Committee approved in prior years, for which a portion (or “tranche”) of the award is allocated to and vests based upon our 2016 financial performance. Those 2016 performance-based tranches of prior awards are categorized as 2016 compensation for purposes of the Summary Compensation Table. The accounting value of those tranches as reported in the Summary Compensation Table can be significantly higher than their value when they were originally approved by the Compensation Committee due to the significant appreciation in our stock price between the original approval date and the date on which the 2016 performance goals were established (which is the valuation date for accounting purposes). For example, our stock price increased 117 percent between July 16, 2012 (the date on which Ms. Mayer’s performance-based option was originally approved by the Compensation Committee) and March 7, 2016 (the date on which the option’s 2016 tranche was valued for reporting purposes). That option tranche had an original approval value of $3 million in 2012, and a reported value of over $13 million in 2016, due to our intervening stock price appreciation (which benefits executives and shareholders alike). In the aggregate, the equity awards included in Ms. Mayer’s 2016 Summary Compensation Table row had an original value of $15 million when the Compensation Committee approved them, but they are reported with a value of nearly $25 million in our Summary Compensation Table due to the appreciation in our stock price between their respective approval dates and accounting valuation dates. (For more information, see footnote (7) to the Summary Compensation Table.)

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

•  All equity grants are made under the Yahoo! Inc. Stock Plan (the “Stock Plan”), which has been approved by our shareholders.

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

•  RSUs with performance-based vesting (“performance” awards) vest only to the extent that certain performance goals established by the Compensation Committee are met, encouraging executives to focus on specific goals for a particular period (and performance awards include a time-based element too, in that executives generally must remain employed through the performance-determination date in order to vest). Maximum vesting is 200 percent of the shares subject to the award.

•  RSUs with time-based vesting offer more predictable value than options and are particularly attractive as a retention incentive.

Element		Rationale

è	Stock Options With Performance- Based Vesting Requirements

•  No new stock options were granted to our Named Executive Officers in 2016, though certain options previously granted to Ms. Mayer (as part of her 2012 recruitment package) remained outstanding.

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

Other Compensation Arrangements

•  401(k) plan available to U.S. employees generally, with Company matching contributions of up to $4,500 in 2016, but we do not provide pensions or other retirement benefits for our executive officers.

•  No material perks for any executives, except for certain personal security arrangements for Ms. Mayer and her immediate family.

•  Certain severance benefits, described below under “Severance and Change-in-Control Severance Benefits” and “Potential Payments Upon Termination or Change in Control,” are provided to compete for key executives and preserve the stability of the executive team.

2016 Executive Compensation Program

2016 Base Salaries

In March 2016, the Compensation Committee reviewed the base salaries of our Named Executive Officers who were then serving as executive officers and kept them at their 2015 levels: $1.0 million for Ms. Mayer, and $600,000 for each of Mr. Goldman, Mr. Bell, and Ms. Utzschneider. The base salaries of Ms. Mayer and Mr. Goldman were negotiated in their offer letters in 2012 and have not been increased since then. Ms. Utzschneider’s base salary was negotiated in her offer letter in 2014 and has not increased since then. The Compensation Committee determined in its judgment that these salary levels continued to be appropriate based on its assessment of the factors identified under “Determining Compensation Levels,” above.

2016 Annual Cash Bonuses under the Executive Incentive Plan

In keeping with Yahoo’s performance-based compensation philosophy, the Compensation Committee approved the 2016 short-term cash-incentive bonus plan for the Named Executive Officers, which we call our “Executive Incentive Plan,” in March 2016. Bonuses under the Executive Incentive Plan are determined by multiplying an executive’s target bonus opportunity by a Company Performance Factor, and by an Individual Performance Factor, within an overall limit, as shown by this diagram:

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

Target Bonus. The Compensation Committee assigned each Named Executive Officer a target bonus expressed as a percentage of annual base salary. In March 2016, the Compensation Committee reviewed the target bonus levels for each Named Executive Officer and kept them at their 2015 levels: 200 percent of base salary for Ms. Mayer, and 90 percent of base salary for each of Mr. Goldman, Mr. Bell and Ms. Utzschneider. Mr. Filo was also eligible to participate in the Executive Incentive Plan; however, he was not assigned a target bonus by the Compensation Committee and the Compensation Committee did not exercise its discretion to consider him for a 2016 bonus after the year ended. The Compensation Committee determined in its judgment that these target bonus levels were appropriate based on its assessment of the factors identified under “Determining Compensation Levels,” above.

Company Performance Factor. The Compensation Committee decided that the Company Performance Factor under the plan would be determined based on the Company’s attainment of financial goals as well as the Committee’s assessment of the Company’s operational performance.

The financial performance measures selected by the Compensation Committee for 2016 were as follows:

•	revenue as determined under GAAP (or “revenue”);

•	GAAP revenue less traffic acquisition costs (or “revenue ex-TAC”); and

•	income from operations before depreciation, amortization, restructuring charges (and reversals), impairment charges, and stock-based compensation expense (or “adjusted EBITDA”).

The Compensation Committee chose revenue and revenue ex-TAC as financial metrics for the 2016 Executive Incentive Plan because growing revenue (both through our owned and operated sites and through our distribution network) was considered the most critical strategic imperative for the Company. The Company uses both these measures in evaluating the business and generally gives quarterly guidance on both to investors. Revenue ex-TAC is the revenue we retain after paying traffic acquisition costs (or “TAC”) to our distribution network. The Compensation Committee also chose to use adjusted EBITDA as a financial metric to promote profitable growth and help ensure that revenue growth is not pursued to the detriment of earnings.

The Compensation Committee further provided that, for purposes of calculating the overall financial performance payout factor, a payout percentage would be determined by averaging the payout percentages for revenue, revenue ex-TAC, and adjusted EBITDA (with each metric given equal weight and with the result rounded to the nearest whole percent). This average payout percentage would, however, be subject to a cap based on our total shareholder return (“TSR”) for 2016. If the average payout percentage exceeded 100 percent, the excess over 100 percent would be capped at the Company’s positive TSR for 2016 (rounded to the nearest whole percent). For example, if the average payout percentage was 140 percent and the Company’s TSR for 2016 was 10 percent, the financial performance payout percentage would be capped at 110 percent. Conversely, if the Company’s TSR for 2016 was zero or negative, the financial performance payout percentage would be capped at 100 percent. The

Compensation Committee believed in adopting this structure that it would further align our executives’ incentives under the 2016 Executive Incentive Plan with the interests of our shareholders.

The Committee set goals for each metric based on the Company’s Board-approved 2016 financial plan and equal to the mid-point of the 2016 business outlook range announced on our February 2, 2016 earnings call. Specifically, the performance goals were $4.5 billion for revenue, $3.5 billion for revenue ex-TAC, and $0.75 billion for adjusted EBITDA.

The Committee further provided for revenue, revenue ex-TAC, and adjusted EBITDA to be determined on an adjusted basis to mitigate the financial statement impact of certain types of events not contemplated by our 2016 financial plan. Specifically, the Executive Incentive Plan provided for adjustments to eliminate the financial statement impact of certain acquisitions and divestitures, changes in accounting standards, legal settlements, changes in how we report any portion of revenue (i.e., whether on a gross or net (after TAC) basis), costs associated with the Company’s exploration of strategic alternatives (including the sale of the operating business), changes in foreign exchange rates, and costs associated with a potential proxy contest. The purpose of these adjustment provisions was to mitigate extraordinary events that may occur during the year and align bonus payouts with measures that reflect management’s actual performance during the year.

Concurrently with its adoption of the Executive Incentive Plan in March 2016, the Compensation Committee established the following payout scales for the financial performance component of the plan:

Performance Metric (and weighting)	Target Performance Goal	Payout Schedule*

Overall Financial Performance:
Revenue (1/3)	$4.5 billion	• achievement ≥ 110% of goal: 200% payout • achievement = 100% of goal: 100% payout • achievement ≤ 90% of goal: 0% payout
Revenue ex-TAC (1/3)	$3.5 billion	• achievement ≥ 110% of goal: 200% payout • achievement = 100% of goal: 100% payout • achievement ≤ 90% of goal: 0% payout
Adjusted EBITDA (1/3)	$0.75 billion	• achievement ≥ 120% of goal: 200% payout • achievement = 100% of goal: 100% payout • achievement ≤ 80% of goal: 0% payout
*	For achievement between the stated percentages, payout is determined by linear interpolation. Actual performance levels are discussed later in this CD&A.

The Compensation Committee also retained discretion to assess our operational performance at the end of the year. No specific operational goals were adopted by the Compensation Committee for 2016.

Bonus Limit. As noted above, bonuses under the 2016 Executive Incentive Plan were capped at 200 percent of the executive’s target bonus. In addition to this cap, aggregate bonuses payable to the Named Executive Officers were subject to a maximum of three percent of our adjusted EBITDA for 2016. This additional performance-based limit on bonuses was intended to help preserve Yahoo’s tax deduction for bonuses paid under the plan, and was allocated among the Named Executive Officers. Under this framework, Ms. Mayer’s maximum bonus was capped at 1.4 percent of our 2016 adjusted EBITDA, and the maximum bonus for each of our other Named Executive Officers (including Mr. Filo) was capped at 0.4 percent of our 2016 adjusted EBITDA. In setting each executive’s final bonus, the Compensation Committee could exercise only downward discretion from these limits. Our 2016 adjusted EBITDA (adjusted in accordance with the Executive Incentive Plan as described above) was approximately $979 million. This framework resulted in a maximum bonus for each of these Named Executive Officers that was greater than 200 percent of the executive’s target bonus. Accordingly, each executive’s potential bonus was capped at 200 percent of the executive’s target bonus amount.

2016 Executive Incentive Plan Payout. On March 8 2017, the Compensation Committee determined the 2016 Executive Incentive Plan bonuses to be paid to our Named Executive Officers other than Ms. Mayer and Mr. Bell as follows.

The Compensation Committee determined that our actual 2016 performance (after giving effect to the adjustment provisions described above) and corresponding payout percentages with respect to the plan’s three financial performance metrics were as follows:

Performance Metric (and Weighting)	Actual Performance*	Actual Performance as a Percentage of Goal	Payout Percentage

Revenue (1/3)	$4.366 billion	97.0%	70.2%

Revenue ex-TAC (1/3)	$3.519 billion	100.6%	105.5%

Adjusted EBITDA (1/3)	$0.979 billion	130.6%	200%

The weighted average of the payout percentages in the chart above is 125 percent. The Committee also determined that the Company’s TSR cap for 2016 was 117 percent (based on the Company’s 2016 TSR of 17 percent, calculated in accordance with the plan based on the trailing twenty trading day average closing prices for the Company’s common stock at the start and end of the year). Accordingly, after applying the TSR cap, the Committee determined that the financial performance component payout factor was 117 percent.

The Compensation Committee also considered the Company’s 2016 operational performance. The Compensation Committee exercised its discretion to assess the Company’s overall operational performance for the year and did not assign any particular weighting to any factor considered. Based on its assessment, the Compensation Committee assigned a payout factor of 99 percent to the operational performance component. The Compensation Committee believed that this level appropriately reflected management’s strong operational performance during the year. In determining this factor, the Committee recognized the Company’s improvements in price per click, the launch of product redesigns and features across our core product portfolio, the sharpening of our strategic focus achieved by sunsetting non-core products, our maintenance of Mavens (mobile, video, native ads, and social) revenue, and our sustained user engagement with more than one billion monthly active users (including over 650 million mobile monthly users), all during a year in which we reduced our cost structure and headcount to 10-year lows.

The Compensation Committee assigned a weighting of 4/5 to the financial component and a weighting of 1/5 to the operational component under the Executive Incentive Plan to give greater emphasis to the objective financial measures. Accordingly, the Compensation Committee determined that the “Company Performance Factor” under the 2016 Executive Incentive Plan was 113 percent (calculated as 4/5 of 117 percent, plus 1/5 of 99 percent, rounded to the nearest whole percentage).

*

The following adjustments were made in accordance with the terms of the Executive Incentive Plan (which, as mentioned above, provided for revenue, revenue ex-TAC, and adjusted EBITDA to be determined on an adjusted basis to mitigate the financial statement impact of certain types of events not contemplated by our 2016 financial plan): Our reported 2016 GAAP revenue of $5.169 billion was adjusted to $4.366 billion primarily to eliminate the impact of a required change in accounting presentation associated with the Eleventh Amendment to our Search Agreement with Microsoft Corporation (under which we began reporting search revenue gross, rather than net, of TAC). Our reported 2016 revenue ex-TAC of $3.518 billion was adjusted to $3.519 billion to eliminate the effect of foreign exchange rate changes. Our adjusted EBITDA calculated in accordance with the terms of the plan (including the applicable adjustment provisions) was $0.979 billion; which differs from our reported result of $0.873 billion primarily because our reported result reflects a non-GAAP adjustment for a land sale gain (whereas no such adjustment was provided by the terms of the plan).

The Compensation Committee also considered the individual performance of Ms. Utzschneider and Mr. Goldman during 2017 and determined their final bonuses. Specifically the Committee noted that:

•

Ms. Utzschneider continued to build our mobile and native advertising businesses and managed an expansion of our BrightRoll advertising platforms, more than doubling our BrightRoll Exchange GAAP revenue and growing BrightRoll’s programmatic platform display business by more than 350 percent over the course of the year. In light of these accomplishments, the Compensation Committee determined in its discretion to assign Ms. Utzschneider an individual performance factor of 115 percent to reflect her individual efforts during the year that went above expectations, and which the Compensation Committee believed contributed to the Company’s strong overall performance during the year as discussed above. Applying the plan’s bonus formula, the Committee approved a final bonus of $700,000 for Ms. Utzschneider (calculated as her target bonus of $540,000 multiplied by the Company Performance Factor of 113 percent and her individual performance factor of 115 percent, and rounding down).

•

Mr. Goldman managed our sale of land in Santa Clara, California (which generated a pre-tax gain of $120 million) and led the Company’s cost control efforts, keeping capital expenditures for the year under budget and reducing non-GAAP total operating expenses by nearly 16 percent, while strengthening our balance sheet with cash and marketable securities increasing by over $1 billion during the year. In light of these accomplishments, the Compensation Committee concluded it would be appropriate for Mr. Goldman’s final bonus to be equal to his target bonus.

The table below shows the target bonus and final bonus amounts for each Named Executive Officer who received a bonus under the Executive Incentive Plan for 2016.

Name	Base Salary	Target Bonus as a Percentage of Base Salary	Target Bonus	Final 2016 Bonus*	Final 2016 Bonus as a Percentage of Target Bonus
Ken Goldman	$600,000	90%	$540,000	$540,000	100%
Lisa Utzschneider	$600,000	90%	$540,000	$700,000	130%
*	Final amounts are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

As described in the Original Filing of the Company’s Form 10-K for the year ended December 31, 2016 (under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events—Security Incidents”), the Board determined not to award the Chief Executive Officer a cash bonus for 2016. Ronald S. Bell resigned from the Company prior to the Compensation Committee meeting at which other executives’ 2016 bonus amounts were determined. Under the terms of the Executive Incentive Plan, an executive must be employed at the time bonuses are paid in order to have earned a bonus.

Long-Term Incentive Equity Awards

2016 Annual Grants. In March 2016, the Compensation Committee approved regular annual equity awards for the Named Executive Officers. As with our annual grants for 2015, these award values were approximately 50 percent in the form of RSUs with time-based vesting requirements, and 50 percent in the form of RSUs with time- and performance-based vesting requirements (specific performance goals need to be achieved and the executive must satisfy continued employment requirements in order for vesting to occur). The Compensation Committee believes that this combination strikes an appropriate balance between creating a long-term retention incentive for our executives and establishing performance goals that further align the executives’ interests with Yahoo’s business objectives for that year and with increasing shareholder value.

In determining the levels for these grants, the Compensation Committee considered the factors identified above under “Determining Compensation Levels.” Ms. Mayer’s offer letter with Yahoo also contemplates that the target value of her annual awards will not be less than $12 million, which is the value of the annual equity award she was granted. The Compensation Committee determined that it would be appropriate to increase the target level of 2016 annual equity awards for each of Mr. Goldman and Mr. Bell to $10 million and to establish the target level of 2016 annual equity award for Ms. Utzschneider at $5 million in order to provide additional retention incentives for these executives while the Company continued to explore strategic alternatives and, with respect to the performance RSUs, enhance incentives to help the Company achieve the financial goals set forth in the Company’s Board-approved financial plan for 2016.

Each of these 2016 awards (other than those to Ms. Mayer) is subject to a four-year vesting schedule in order to help promote retention of the executive team. Ms. Mayer’s awards are subject to a three-year vesting schedule, which is consistent with the Compensation Committee’s intent when it negotiated Ms. Mayer’s offer letter in 2012. All of the 2016 awards that are subject only to time-based vesting requirements vest ratably on a monthly basis to enhance the perceived value of the awards for recruitment and retention purposes.

2016 Performance Goals. In establishing performance goals for the Named Executive Officers’ 2016 equity awards, the Compensation Committee believed it would be appropriate to continue the Company’s practice of setting goals on an annual basis as this approach allows the Compensation Committee to assess progress and developments in our business and changes in our industry to ensure that the metrics and goals selected are rigorous and align with the Company’s progress and strategic priorities and what the Compensation Committee believes are in the Company’s long-term best interests.

Accordingly, all of the performance RSUs approved for 2016 are structured so that a portion of each award (a “tranche”) is allocated to each year covered by the award and will vest only to the extent the performance goals established by the Compensation Committee for that year are met. This structure is similar to the structure for the performance RSUs we have granted since 2013 to our executive officers, as described in detail in our proxy statements filed each year. Under the terms of these awards, the performance metrics and goals for each annual tranche are set near the beginning of each year covered by the award. In March 2016, the Compensation Committee set performance goals for the tranches of these awards that were eligible to vest based on 2016 performance. In addition to the newly granted 2016 RSUs, these tranches included performance RSUs granted to Ms. Mayer in 2014 and 2015, performance RSUs granted to Mr. Goldman and Mr. Bell in 2013, 2014, and 2015, and performance RSUs granted to Ms. Utzschneider in late 2014 (recruitment award) and mid-2015 (promotion award).

The metrics used to measure 2016 performance for purposes of the 2016 tranches of these awards (and their weightings) were revenue (one-third), revenue ex-TAC (one-third), and adjusted EBITDA (one-third). As noted above, these are key metrics used by management to measure the performance of the business. As with the 2016 Executive Incentive Plan, the Compensation Committee further provided that, for purposes of calculating the vesting of these awards, a vesting percentage would be determined by averaging the vesting percentages for revenue, revenue ex-TAC, and adjusted EBITDA (determined as described below and rounded to the nearest whole percent). Further, as with the Executive Incentive Plan, this average vesting percentage was capped based on our TSR for 2016 (calculated on the same basis as under the Executive Incentive Plan and rounded to the nearest whole percent). The Compensation Committee believed in adopting this structure that it would further align our executives’ incentives under their performance awards with the interests of our shareholders.

The Compensation Committee believed it was appropriate to use these metrics for the reasons noted above under “2016 Annual Cash Bonuses under the Executive Incentive Plan—Company Performance Factor.” Although these choices resulted in some overlap between incentive programs—with these metrics being used for both the performance equity awards and the Executive Incentive Plan—the 2016 Executive Incentive Plan was also designed to take into account operational performance and individual performance factors. The Compensation Committee considered the partial overlap to be appropriate in light of the importance of revenue and earnings growth to the Company’s long-term stockholder value. The Compensation Committee provided for revenue, revenue ex-TAC, and adjusted EBITDA to be determined on an adjusted basis to mitigate the financial statement impact of certain types of events not contemplated by our 2016 financial plan. Adjustments were made for the same items as discussed under “2016 Annual Cash Bonuses under the Executive Incentive Plan—Company Performance Factor” above.

As described above, the Committee set goals for each metric based on the Company’s Board-approved 2016 financial plan and equal to the mid-point of the 2016 business outlook range announced on our February 2, 2016 earnings call.

The specific 2016 financial targets for the performance-based RSUs were as follows:

Performance Metric (and Weighting)	Target Performance Goal	Performance Vesting Schedule*
Revenue (1/3)	$4.5 billion	• achievement ≥ 110% of goal: 200% vest • achievement = 100% of goal: 100% vest • achievement ≤ 90% of goal: 0% vest

Revenue ex-TAC (1/3)	$3.5 billion	• achievement ≥ 110% of goal: 200% vest • achievement = 100% of goal: 100% vest • achievement ≤ 90% of goal: 0% vest

Adjusted EBITDA (1/3)	$0.75 billion	• achievement ≥ 120% of goal: 200% vest • achievement = 100% of goal: 100% vest • achievement ≤ 80% of goal: 0% vest
*	For achievement between the stated percentages, vesting is determined by linear interpolation.

For 2016, the Compensation Committee determined that our actual performance, and corresponding vesting percentages, with respect to these metrics were as follows, each after giving effect to the adjustments described above:

Performance Metric (and Weighting)	Actual Performance	Actual Performance as a Percentage of Goal	Vesting Percentage

Revenue (1/3)	$4.366 billion	97.0%	70.2%

Revenue ex-TAC (1/3)	$3.519 billion	100.6%	105.5%

Adjusted EBITDA (1/3)	$0.979 billion	130.6%	200%

Accordingly, the average vesting percentage for these three performance metrics for 2016 was 125 percent (the weighted average of the vesting percentages in the chart above, rounded to the nearest whole percent). The Company’s TSR cap for 2016 was 117 percent (based on the Company’s 2016 TSR of 17 percent). Accordingly, after applying the TSR cap, the 2016 tranche of the performance-based RSUs granted in 2013, 2014, 2015, and 2016 vested on the date of the Compensation Committee’s determination at 117 percent of target.

As noted above, we set the goals for each annual tranche of performance-based RSUs near the beginning of the year to which the tranche relates. Under applicable accounting rules, performance-based RSUs for a particular performance period are deemed granted on the date the goals are set for the performance period (and the accounting grant date fair value is determined on that date). Accordingly, under applicable SEC rules, the 2016 tranches of the performance-based RSUs we awarded in 2013, 2014, and 2015, and only the 2016 tranche of the performance-based RSUs we awarded in 2016, are shown in our compensation tables below as compensation for 2016. Similarly, the tranches of the performance-based RSUs we awarded prior to 2016 that relate to our fiscal years prior to 2016 are shown as compensation for the applicable year for which performance was measured to determine vesting of that tranche.

Determination of Vesting of 2012 Performance Option. As described in detail in our proxy statement filed in 2013, in November 2012 Ms. Mayer was granted a stock option as a one-time retention grant pursuant to her employment offer letter. This option was subject to both time-based and performance-based vesting requirements. In other words, specific performance goals needed to be achieved and Ms. Mayer needed to satisfy continued employment requirements in order for vesting to occur (subject to acceleration in certain circumstances). The Compensation Committee established five performance periods for this option: the first half of 2013 and each year from 2013 through 2016, with one-fifth of the options allocated to each of these periods.

For the 2016 tranche of Ms. Mayer’s performance option, the Compensation Committee determined that the option would be eligible to vest based on our revenue, revenue ex-TAC, and adjusted EBITDA relative to the goals established for 2016, with each performance metric being weighted one-third. The Compensation Committee’s reasons for selecting these performance metrics and weightings is discussed under “Long-Term Incentive Equity Awards—2016 Performance Goals” above. With respect to all three performance metrics, the Compensation Committee provided for performance to be determined on an adjusted basis to mitigate the financial statement impact of certain types of events not contemplated by our 2016 financial plan. Adjustments were made for the same items as discussed under “2016 Annual Cash Bonuses under the Executive Incentive Plan—Company Performance Factor” above.

The following chart shows the specific 2016 financial targets for Ms. Mayer’s performance option and the portion of the 2016 tranche that would vest based on the percentage attainment of the applicable goal:

Performance Metric (and Weighting)	Target Performance Goal	Performance Vesting Schedule*
Revenue (1/3)	$4.5 billion	• achievement ≥ 106% of goal: 130% vest • achievement = 100% of goal: 100% vest • achievement ≤ 80% of goal: 0% vest

Revenue ex-TAC (1/3)	$3.5 billion	• achievement ≥ 106% of goal: 130% vest • achievement = 100% of goal: 100% vest • achievement ≤ 80% of goal: 0% vest

Adjusted EBITDA (1/3)	$0.75 billion	• achievement ≥ 112% of goal: 130% vest • achievement = 100% of goal: 100% vest • achievement ≤ 60% of goal: 0% vest
*	For achievement between the stated percentages, vesting is determined by linear interpolation.

In no event, however, would the 2016 tranche of the performance option vest as to more than 100 percent of the shares subject to that tranche.

For 2016, the Compensation Committee determined that our actual performance, and corresponding vesting percentages, with respect to these metrics were as follows, each after giving effect to the adjustments described above:

Performance Metric (and Weighting)	Actual Performance	Actual Performance as a Percentage of Goal	Vesting Percentage

Revenue (1/3)	$4.366 billion	97.0%	85.1%

Revenue ex-TAC (1/3)	$3.519 billion	100.6%	102.7%

Adjusted EBITDA (1/3)	$0.979 billion	130.6%	130%

Accordingly, the Compensation Committee determined that the 2016 tranche of Ms. Mayer’s performance-based option vested at 100 percent (the weighted average of the vesting percentages in the chart above, rounded to the nearest whole percentage, and subject to the 100 percent cap noted above).

Although the performance option had the same financial goals as the performance RSUs, the Committee established a different payout schedule for the option. As shown above, the performance options’ payout schedule provided for relatively greater vesting percentages for below-target performance (i.e., greater downside protection), and relatively lesser vesting percentages for above-target performance (i.e., lesser upside potential). The Compensation Committee considered this appropriate because performance option vesting is capped at 100 percent of the tranche, whereas performance RSU vesting can reach 200 percent of the tranche.

Similar to the performance RSUs, we set goals for each annual tranche of performance options near the beginning of the year to which the tranche relates. Under applicable accounting rules, performance-based options for a particular performance period are deemed to be granted on the date the goals are set for the performance period (and the accounting grant date fair value is determined on that date). Accordingly, under applicable SEC rules, our 2012 performance-based stock options are shown in our compensation tables below as compensation for 2013 and later years (i.e., each tranche is shown as compensation for the year in which its performance goals are set), even though such options were approved by the Compensation Committee in July 2012.

Due to the significant appreciation in our stock price between when the options were originally approved by the Compensation Committee and the date on which the Compensation Committee approved the applicable performance goals, the accounting value of the tranches of these options reflected as 2014, 2015, or 2016 (as applicable) compensation in the Summary Compensation Table is significantly higher than the value of such options when they were originally approved by the Compensation Committee. The accounting value of the options reflected in the Summary Compensation Table for 2014 and 2015 also does not reflect the below-target vesting of the options based on performance in those years.

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

In April 2016, the Compensation Committee amended our executives’ Severance Agreements (including those of the Named Executive Officers) to provide that, if the executive is terminated without cause, any time-based vesting event scheduled within six months after his or her termination date will accelerate. Previously, such acceleration generally applied only to annual vesting installments (i.e., any “annual cliff”) within that same six-month period. Since the Company had generally moved to monthly vesting rather than annual cliff vesting for new time-based equity awards over the three years after the Severance Agreements were approved, the amendment was made to preserve the originally intended benefit level in the new context.

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

Benefits under the Change-in-Control Severance Plans are provided only on a “double-trigger” basis, which means that benefits are paid only if both of two events occur: a change in control of Yahoo and a subsequent termination of the participant’s employment. Furthermore, the plans do not provide tax gross-ups for potential excise or other taxes on any benefits that are paid. We have the ability, subject to certain limitations, to terminate or amend the plans before a change in control.

In April 2016, our Board of Directors amended the Change-in-Control Severance Plans to clarify that a sale of all or substantially all of the Company’s operating business would constitute a “change in control” for purposes of the plans, and the Compensation Committee approved conforming amendments to the definition of “Change in Control” in the equity award agreements of our executives (including the Named Executive Officers).

Equity Award Provisions. Executive recipients of long-term incentive equity awards are also entitled to limited severance protections pursuant to the terms of their awards. The Compensation Committee believes that these protections are consistent with general competitive practices and that they help maximize executive retention, which is one of Yahoo’s objectives in making the awards.

The material terms of the Severance Agreements and the Change-in-Control Severance Plans, as well as any protections that may be provided to the continuing Named Executive Officers under their respective employment or equity award agreements in connection with a termination of their employment or a change in control, are described below in the section titled “Potential Payments Upon Termination or Change in Control.”

Other Benefits

We provide security services for Ms. Mayer and her immediate family (in addition to security provided at business facilities and during business events). We believe that all Company-incurred security costs are necessary and for the Company’s benefit. In addition, during 2016 Ms. Mayer faced specific security threats that we believed were credible. The Company’s incremental cost to provide such personal security services was $1.75 million for 2016, which SEC rules require us to report as compensation to the CEO in the Summary Compensation Table. However the Compensation Committee does not consider this item to be a compensatory perk and authorized these arrangements for business purposes regardless of any value they may have to Ms. Mayer personally. It should be noted that the Company does not pay for any use of private aircraft by Ms. Mayer (whether for business or for personal travel) as she does not seek reimbursement of such costs from the Company. The security budget for Ms. Mayer and her family and the specific security concerns justifying it are reviewed by the Compensation Committee on an annual basis.

The Named Executive Officers are also eligible to participate in the Company’s 401(k) plan and health and welfare benefit programs made available to the Company’s employees generally. The Company does not maintain any executive retirement or separate executive health programs or provide other material perks to the executives.

Material Compensation Committee Actions After 2016

2017 Compensation Programs for our Named Executive Officers. In March 2017, the Compensation Committee approved 2017 compensation programs for our Named Executive Officers as follows.

The Compensation Committee did not increase any Named Executive Officer’s base salary or target bonus for 2017. As described in the Original Filing of the Company’s Form 10-K for the year ended December 31, 2016 (under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events—Security Incidents”), Ms. Mayer offered to forgo any 2017 annual equity award and the Board accepted her offer. Accordingly, the Compensation Committee did not award Ms. Mayer any annual equity award for 2017.

In lieu of an annual equity award for 2017, the Compensation Committee approved the payment of a monthly cash bonus to Mr. Goldman. These monthly bonuses are in the amount of $100,000 per month and will be payable at the beginning of each month during his employment commencing April 1, 2017 and continuing until the Closing of the Sale Transaction.

The Compensation Committee approved the grant of an annual equity award for 2017 to Ms. Utzschneider with a grant date value of $3.5 million. This award is in the form of RSUs similar to the annual equity awards for 2016 described above. All of these RSUs vest over four years. One-half of the RSUs awarded to Ms. Utzschneider have time-based vesting and will vest in equal monthly installments. The other half of the RSUs awarded to Ms. Utzschneider are subject to performance-based vesting requirements for each year covered by the award and vest in annual installments. The 2017 RSUs awarded to Ms. Utzschneider are not subject to acceleration in connection with any termination of employment.

The Committee also set the performance goals for the initial annual tranche of Ms. Utzschneider’s new performance-based RSU award as well as for the tranches of the performance-based RSUs granted to our Named Executive Officers in prior years that are eligible to vest based on our 2017 performance (as required by the terms of those prior awards). Continuing our approach from 2016, the Compensation Committee decided that the financial metrics used to measure the Company’s 2017 performance (and their weightings) for purposes of these tranches will be the Company’s revenue (one-third), revenue ex-TAC (one-third), and adjusted EBITDA (one-third), each as defined for purposes of the awards and subject to specified adjustments. The Committee also retained the TSR cap introduced in 2016: if the overall vesting percentage determined by the three financial metrics exceeds 100 percent, the excess over 100 percent will be capped at the Company’s total shareholder return for 2017. All of our outstanding performance-based RSUs (including the new grant to Ms. Utzschneider) provide that upon a change in control during a performance year, the performance goals for that year will cease to apply and, instead, the award tranche relating to that year-in-progress will automatically convert into a time-based tranche at the target number of shares for such year, with vesting contingent upon the executive’s continued employment through the end of such year.

The Compensation Committee also adopted the 2017 Executive Incentive Plan, which follows the same general framework as our 2016 Executive Incentive Plan described above. Under this plan, annual cash bonuses for 2017 will be determined by multiplying each participant’s target bonus by a Company performance factor and an individual performance factor, each as determined after year end. The individual performance factor will be based on the plan administrator’s assessment of each participant’s individual performance for the year. The Company performance factor will be based on the Company’s financial performance and operational performance in 2017. The metrics used to determine financial performance will be revenue, revenue ex-TAC, and adjusted EBITDA. However, if the financial performance component of the Company performance factor would result in a payout factor greater than 100 percent, the excess over 100 percent for this component will be capped at the Company’s total shareholder return for 2017 in the same manner as described in the paragraph above. As with 2016, there is an overall bonus limit based on a percentage of our 2017 adjusted EBITDA and individual bonus limits for each participant. No minimum cash payment is required under the plan and the Compensation Committee retains discretion under the plan to reduce the amount (including to $0) of any bonus otherwise payable to a participant based on performance. Upon the Closing of the Sale Transaction (or the occurrence of another change in control as defined in the plan) during 2017, the company performance factor will cease to apply and any bonus will be determined after year-end based on the individual performance factor applied to the participant’s target bonus as well as the plan administrator’s discretion.

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

To assist the Compensation Committee during 2016, FW Cook reported on trends and regulatory developments in executive and director compensation, identified peer companies as points of comparison, assessed compensation-related risk, compiled market data on compensation levels and practices, and made recommendations from supporting analyses covering executive compensation philosophy, program design and structure, and compensation levels and mix for our executive officers and Board members.

Because we operate in a highly competitive industry, identifying the most comparable competitors was an important first step in the Compensation Committee’s decision-making process for 2016. FW Cook obtained and evaluated data on peer companies from SEC filings. Where the peer company data on comparable management positions was lacking, the Compensation Committee also considered compensation survey data from the Radford Executive Survey. The Compensation Committee used this information to guide its decisions on executive compensation, including the reasonableness of those arrangements in relation to the competitive demands of our industry.

In consultation with FW Cook, the Compensation Committee considered compensation data for the following companies for 2016:

• Adobe Systems Incorporated • Alphabet Inc. • Amazon.com Inc. • Apple Inc. • eBay Inc. • Electronic Arts Inc. • Facebook, Inc.	• Groupon, Inc. • Intuit Inc. • LinkedIn Corporation • Microsoft Corporation • Oracle Corporation • salesforce.com, inc. • Twitter, Inc.

We refer to this group of companies as our “peer group” or our “peer companies” for 2016. We selected these companies as our peers based on the following considerations:

•	they have technology or media components that are similar to our business,

•	they compete with us for talent, and/or

•	they have certain financial characteristics in common with us.

However, given the breadth of our business and the rapidly changing environment in which we compete, we found it difficult to identify directly comparable companies. Each peer group company is comparable to us in certain respects, but not in others. For example, we include Alphabet, Apple, Facebook, and Microsoft in our peer group even though their market capitalizations and annual revenues are larger than ours because they are among the key technology companies with which we regularly compete for talent, and we consider these differences in size and value when making actual pay decisions. How companies structure their top management also complicates the comparisons. A company still run by its founders, for example, may have a very different compensation arrangement from a company that hires outside executives, which we attempt to take into account.

Based on these criteria, the Compensation Committee determined that the peer group for 2016 would consist of the same companies (identified above) as the peer group for 2015 except that AOL Inc. was removed from the peer group as it was acquired during 2015. Based on publicly available information, as of the beginning of 2016 when the peer group was selected, Yahoo ranked just below the median of the peers in market capitalization, number of employees, and revenue.

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

Stock Ownership Policy and Holding Requirements

As described above, we believe that our executive officers should have a significant financial stake in Yahoo. To better align the interests of our executive officers with those of our shareholders, we have adopted a stock ownership policy that requires key personnel to hold specified amounts of Yahoo stock. Under the policy, the Chief Executive Officer should own Yahoo common stock with a value of at least six times his or her base salary (for an ownership requirement of approximately 130,000 shares for Ms. Mayer, based on our April 3, 2017 closing stock price), and each of our other executive officers should own Yahoo common stock with a value of at least two and a half times the executive’s base salary (or approximately 32,300 shares for each of Mr. Goldman and Ms. Utzschneider based on our April 3, 2017 closing stock price).

Ms. Mayer significantly exceeds her ownership requirement under our policy, as she holds nearly 1.6 million shares as of April 3, 2017. All of our other Named Executive Officers employed by us on that date also satisfied the applicable ownership requirement, with ownership on such date of approximately 285,000 shares by Mr. Goldman; 87,500 shares by Ms. Utzschneider; and 70.7 million shares by Mr. Filo.

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

The Company and the Compensation Committee review and consider the deductibility of executive compensation under Section 162(m). We believe that the gains realized at the time of exercise of nonqualified stock options granted under the terms of our shareholder-approved stock plan are deductible in accordance with Section 162(m). In addition, the Compensation Committee generally structures performance-based grants of RSUs with the intent that they qualify for deductibility in accordance with Section 162(m). As described above, the Compensation Committee also structured the 2016 Executive Incentive Plan with the intent that bonuses paid to the Named Executive Officers under the plan would qualify for deductibility under Section 162(m).

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

Compensation and Leadership Development

Committee of the Board of Directors*

    Jane E. Shaw (Chair)

    Catherine J. Friedman

    Eddy W. Hartenstein

    Jeffrey C. Smith

    Maynard G. Webb, Jr.

*	The Board appointed Ms. Friedman, Mr. Hartenstein, and Mr. Smith to the Committee in April 2016.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The persons serving on the Compensation Committee during any part of 2016 were: Dr. Shaw, Ms. Friedman, Mr. Hartenstein, Mr. Smith, and Mr. Webb. None of them was or is an officer or employee of the Company. No executive officer of the Company serves or served as a director or member of the compensation committee of another company that at any time since January 1, 2016 employed or employs any member of the Company’s Compensation Committee or Board.

COMPENSATION TABLES

The tables on the following pages present compensation information regarding our Chief Executive Officer, Marissa A. Mayer; our Chief Financial Officer, Ken Goldman; our co-founder and Chief Yahoo, David Filo; our Chief Revenue Officer, Lisa Utzschneider; and our former General Counsel, Ronald S. Bell. These five individuals are our “Named Executive Officers.” We did not have any other executive officers in 2016.

As required by SEC rules, in these tables performance-based awards are treated as having been granted in the year in which their performance goals were established (and if an award has multiple performance periods, the portion relating to each period is treated as a separate grant).

Summary Compensation Table—2014–2016

The following table presents 2014–2016 summary compensation information for our Named Executive Officers. As required by SEC rules, stock awards (RSUs) and option awards are shown as compensation for the year in which they were treated as granted for accounting purposes (even if they have multi-year vesting schedules), and are valued based on their grant date fair values for accounting purposes. Accordingly, the table includes stock and option awards granted in the years shown even if they were scheduled to vest in later years, and even if they were subsequently forfeited (such as when the Company did not fully achieve an award’s performance goals). The stock and option columns do not report whether the officer realized a financial benefit from the awards (by vesting in stock or exercising options, for example) and therefore amounts in the stock and option columns should not be interpreted as value actually realized by the executive from his or her equity awards.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Stock Awards ($)(2)(3)(4)		Option Awards ($)(2)(3)		Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)(2)

Marissa A. Mayer	2016	1,000,000	0	11,328,988	(7)	13,329,961	(7)	0	1,751,210	27,410,159	(7)
Chief Executive Officer	2015	1,000,000	1,125	14,495,494		19,935,777		0	548,711	35,981,107
	2014	1,000,000	0	11,752,355		28,194,288		1,108,800	28,065	42,083,508
Ken Goldman	2016	600,000	0	7,702,264		0		540,000	4,710	8,846,974
Chief Financial Officer	2015	600,000	0	3,357,738		10,992,129		0	4,650	14,954,517
	2014	600,000	0	2,813,080		9,327,427		300,000	4,549	13,045,056
David Filo	2016	1	0	0		0		0	0	1
Co-Founder and Chief Yahoo	2015	1	0	0		0		0	0	1
	2014	1	0	0		0		0	0	1
Lisa Utzschneider(8)	2016	600,000	0	5,735,844		0		700,000	4,710	7,040,554
Chief Revenue Officer	2015	600,000	1,000,000	8,409,813		0		0	4,650	10,014,463
Ronald S. Bell(9)	2016	600,000	0	8,116,338		0		0	4,710	8,721,048
Former General Counsel	2015	600,000	0	3,887,359		0		0	4,650	4,492,009
	2014	600,000	0	3,282,107		0		300,000	4,549	4,186,656

(1)	Salary and bonus columns include amounts earned in, or awarded for performance during, the specified year (even if paid out early in the following year).

(2)

As required by SEC rules, the stock and option award columns present the aggregate grant date fair value of equity awards granted during the years shown as computed for accounting purposes in accordance with FASB ASC 718. As a result, the stock and option columns (as well as the total column) include awards that have not yet vested and performance-based awards that failed to vest; therefore, these columns are not intended as presentations of pay actually realized by the executive. For information on the assumptions used in the grant date fair value computations, refer to Note 14—“Employee Benefits” in the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

(3)	For a list of 2016 stock and option awards, see the Grants of Plan-Based Awards Table, below.

(4)

The 2014, 2015, and 2016 rows of the Summary Compensation Table above include performance-based options and performance-based RSUs that were scheduled to vest based on the Company’s financial performance in 2014, 2015, and 2016, respectively (in addition to time-based requirements). Under the terms of these performance awards, the goals for each performance year were established by the

Compensation Committee in the early part of the year. As noted above, performance-based awards are treated for accounting purposes (and for purposes of our tables) as having been granted on the date their performance goals were established and, if an award has multiple performance periods, the portion (or “tranche”) of the award relating to each period is treated as a separate grant. As required by SEC rules, we calculate each tranche’s grant date fair value based on the performance outcome we judged to be probable when the goals were set. In every case, we considered target performance to be probable, so the grant date fair values included in our tables are based on our expectation that these performance awards would vest at target. Under their terms, the performance options cannot vest in excess of target, whereas the performance RSUs can vest up to 200 percent of target. The following tables present the grant date fair values of the performance RSUs’ annual tranches under two sets of assumptions: (a) assuming that the annual performance target would be achieved, which we originally judged to be the probable outcome, and (b) assuming that the highest level of performance condition would be achieved (with the 2015 award amounts for Ms. Utzschneider relating to both the recruitment award she received in December 2014 and the promotion award she received in August 2015):

	2016 Award of Performance-Based Restricted Stock Units
Name	Tranche	Grant Date Fair Value (Based on Probable Outcome) ($)	Grant Date Fair Value (Based on Maximum Performance) ($)
Marissa A. Mayer	2016	1,999,972	3,999,945
Ken Goldman	2016	1,250,000	2,499,999
Lisa Utzschneider	2016	625,000	1,250,000
Ronald S. Bell	2016	1,250,000	2,499,999

	2015 Award of Performance-Based Restricted Stock Units
Name	Tranche	Grant Date Fair Value (Based on Probable Outcome) ($)	Grant Date Fair Value (Based on Maximum Performance) ($)

Marissa A. Mayer	2016	1,563,518	3,127,037
	2015	2,000,021	4,000,042

Ken Goldman	2016	293,143	586,285
	2015	375,018	750,035

Lisa Utzschneider	2016	2,610,845	5,221,690
	2015	3,409,847	6,819,693

Ronald S. Bell	2016	293,143	586,285
	2015	375,018	750,035

	2014 Award of Performance-Based Restricted Stock Units
Name	Tranche	Grant Date Fair Value (Based on Probable Outcome) ($)	Grant Date Fair Value (Based on Maximum Performance) ($)

Marissa A. Mayer	2016	1,765,512	3,531,025
	2015	2,258,359	4,516,717
	2014	2,000,017	4,000,034

Ken Goldman	2016	331,008	662,016
	2015	423,453	846,906
	2014	375,006	750,011

Ronald S. Bell	2016	331,008	662,016
	2015	423,453	846,906
	2014	375,006	750,011

	2013 Award of Performance-Based Restricted Stock Units
Name	Tranche	Grant Date Fair Value (Based on Probable Outcome) ($)	Grant Date Fair Value (Based on Maximum Performance) ($)

Marissa A. Mayer	2015	4,237,138	8,474,275
	2014	3,752,364	7,504,728

Ken Goldman	2016	828,115	1,656,229
	2015	1,059,284	2,118,569
	2014	938,091	1,876,182

Ronald S. Bell	2016	1,242,189	2,484,378
	2015	1,588,905	3,177,810
	2014	1,407,117	2,814,234

Prior to 2013, we did not award any performance RSUs to these Named Executive Officers.

(5)	This column reports bonuses under the Company’s executive cash bonus plan (the Executive Incentive Plan) earned in the specified year and paid early in the following year.

(6)

Amounts presented in the “All Other Compensation” column for 2016 include: for Ms. Mayer, security services for which the Company paid $1.75 million (which services were in addition to security provided at business facilities and during business travel), charitable matching contributions of $1,000, and group term life insurance premiums valued at $210; and for each of the other Named Executive Officers (other than Mr. Filo), Company 401(k) plan matching contributions of $4,500, and group term life insurance premiums valued at $210.

Pursuant to arrangements between the Company and its preferred air travel vendor, Ms. Mayer and certain other executives received upgraded frequent flyer status, at no incremental cost to Yahoo.

(7)

Ms. Mayer’s stock and option totals for 2016 include multiple awards. Some of them are performance-based awards that our Compensation Committee approved in prior years, but which each relate to three or more performance years including 2016. Under applicable accounting rules, the portion (or “tranche”) of an award applicable to a particular performance year is deemed to be granted on the day the goals for that year are set, and its accounting value is determined based on that day’s closing stock price. We set our 2016 performance goals on March 7, 2016. This means that the 2016 tranches of performance awards granted to Ms. Mayer in earlier years—when our stock price was significantly lower—are reported as 2016 compensation in the table above based on Yahoo’s appreciated stock price in effect on March 7, 2016 (when the 2016 performance goals were set by the Compensation Committee). There is a significant difference between the original approval value and the later reported value of the performance awards in Ms. Mayer’s 2016 row above. Similar issues also impact her reported compensation for 2015 and 2014. To illustrate the difference, the following table presents Ms. Mayer’s compensation for all three years as above, except that her Stock and Option values are based on the price of our stock when the Compensation Committee originally approved the awards, rather than the appreciated price in effect years later when the Committee set her performance goals.

Name	Year	Salary ($)	Bonus ($)	Original Approval Value		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
				Stock Awards ($)	Option Awards ($)

Marissa A. Mayer	2016	1,000,000	0	12,000,000	3,000,000	0	1,751,210	17,751,210
	2015	1,000,000	1,125	12,000,000	3,000,000	0	548,711	16,549,836
	2014	1,000,000	0	10,000,000	5,000,000	1,108,800	28,065	17,136,865

(8)

Ms. Utzschneider was appointed as our Chief Revenue Officer in July 2015 and was confirmed by the Board as a Section 16 executive officer on August 25, 2015. As permitted by SEC rules, the table above does not present Ms. Utzschneider’s compensation prior to the year of her appointment as an executive officer.

(9)	Mr. Bell resigned on March 1, 2017.

Grants of Plan-Based Awards Table—2016

The following table presents all plan-based awards granted to the Named Executive Officers during 2016. For a description of these awards, see the CD&A, above, and the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table,” below.

In accordance with SEC and accounting rules, this table treats performance awards as having been granted on the date their performance goals were established (and if an award has multiple performance years, the portion (or “tranche”) relating to each year is treated as a separate grant).

The column “Grant Date Fair Value of Stock and Option Awards” presents the aggregate grant date fair value of each grant (as computed for financial accounting purposes), which does not reflect whether the executive realized a financial benefit from the grant (such as by vesting in stock or exercising options).

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Threshold ($)	Target ($)	Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Marissa A. Mayer
Annual Cash Bonus Opportunity	3/7/2016	(5)	2,000,000	4,000,000	(6)						N/A
Performance Option (2016 tranche of retention award)	3/7/2016					(7)	761,538	(8)		18.87	13,329,961
Performance RSU (2016 tranche of 2014 award)	3/7/2016					(7)	51,988	103,976			1,765,512
Performance RSU (2016 tranche of 2015 award)	3/7/2016					(7)	46,040	92,080			1,563,518
Performance RSU (2016 tranche of 2016 award)	3/7/2016					(7)	58,892	117,784			1,999,972
Time-Based RSU (2016 annual award)	3/7/2016								176,678		5,999,985
Ken Goldman
Annual Cash Bonus Opportunity	3/7/2016	(5)	540,000	1,080,000	(9)						N/A
Performance RSU (2016 tranche of 2013 award)	3/7/2016					(7)	24,385	48,770			828,115
Performance RSU (2016 tranche of 2014 award)	3/7/2016					(7)	9,747	19,494			331,008
Performance RSU (2016 tranche of 2015 award)	3/7/2016					(7)	8,632	17,264			293,143
Performance RSU (2016 tranche of 2016 award)	3/7/2016					(7)	36,808	73,616			1,250,000
Time-Based RSU (2016 annual award)	3/7/2016								147,232		4,999,999
David Filo
Annual Cash Bonus Opportunity	3/7/2016	(5)	0	(9)							N/A
Lisa Utzschneider
Annual Cash Bonus Opportunity	3/7/2016	(5)	540,000	1,080,000	(9)						N/A
Performance RSU (2016 tranche of recruitment award)	3/7/2016					(7)	39,777	79,554			1,350,827
Performance RSU (2016 tranche of promotion award)	3/7/2016					(7)	37,103	74,206			1,260,018
Performance RSU (2016 tranche of 2016 award)	3/7/2016					(7)	18,404	36,808			625,000
Time-Based RSU (2016 annual award)	3/7/2016								73,616		2,499,999
Ronald S. Bell
Annual Cash Bonus Opportunity	3/7/2016	(5)	540,000	1,080,000	(9)						N/A
Performance RSU (2016 tranche of 2013 award)	3/7/2016					(7)	36,578	73,156			1,242,189
Performance RSU (2016 tranche of 2014 award)	3/7/2016					(7)	9,747	19,494			331,008
Performance RSU (2016 tranche of 2015 award)	3/7/2016					(7)	8,632	17,264			293,143
Performance RSU (2016 tranche of 2016 award)	3/7/2016					(7)	36,808	73,616			1,250,000
Time-Based RSU (2016 annual award)	3/7/2016								147,232		4,999,999

(1)

Amounts represent cash bonus opportunities under the Company’s Executive Incentive Plan (“EIP”). Each participant in the Executive Incentive Plan is assigned a target bonus each year, as shown in the “target” column. For 2016, the Executive Incentive Plan provided that each executive’s actual bonus would be determined by adjusting his or her target bonus by (a) a Company performance factor and (b) an individual performance factor. The Company performance factor would be determined by the Compensation Committee based on (i) the Company’s performance relative to financial goals established by the Committee early in the year and (ii) the Committee’s assessment of the Company’s operational performance in 2016. The individual performance factor would be determined by the Compensation Committee based on the individual’s performance. The Compensation Committee retained discretion under the Executive Incentive Plan to adjust bonuses upwards or downwards (including to zero), but only within the plan’s overall performance-based funding limit of three percent of the Company’s adjusted EBITDA (as defined in the plan and subject to further adjustments set forth in the plan), which limit was further allocated among the Named Executive Officers as described in notes (6) and (9) below. In addition, bonuses under the plan could not exceed 200 percent of the executive’s target bonus. The Executive Incentive Plan bonuses actually paid to our Named Executive Officers for 2016 are presented in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

(2)

Each annual performance-based award tranche was subject to both performance-based and time-based vesting requirements. This means that, in addition to satisfying the performance-based requirements (described in the CD&A), in order to vest the grantee must also remain continuously employed by the Company (subject to acceleration in certain circumstances) through the vesting date specified in the award agreement, which (a) for the 2016 performance RSUs was the date on which the Compensation Committee certified the prior year’s performance (i.e., March 6, 2017) and (b) for the 2016 tranche of Ms. Mayer’s performance option was January 26, 2017.

(3)

Subject to acceleration in certain circumstances, the time-based RSU award to Ms. Mayer is subject to vesting over 3 years in 36 equal monthly installments, and the time-based RSU awards to the other Named Executive Officers are subject to vesting over 4 years in 48 equal monthly installments.

(4)

As required by SEC rules, these amounts present the aggregate grant date fair value of the awards computed in accordance with FASB ASC 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by vesting in stock or exercising options). For information on the valuation assumptions used in the grant date fair value computations, see Note 14—“Employee Benefits” in the Notes to Consolidated Financial Statements included in our 2016 Form 10-K.

(5)	There was no threshold bonus under the 2016 Executive Incentive Plan.

(6)

Under the Executive Incentive Plan, Ms. Mayer’s maximum bonus for 2016 was the lesser of 1.4 percent of the Company’s adjusted EBITDA (subject to adjustment as set forth in the plan document) and 200 percent of her target bonus. The Executive Incentive Plan authorized the Compensation Committee to exercise downward discretion from such limit to establish her actual bonus, based on the factors described in note (1) above. (Ms. Mayer’s Executive Incentive Plan bonus is also subject to the maximum limit on performance-based bonuses set forth in the Stock Plan.)

(7)

The 2016 tranches of the performance options and performance RSUs did not have any vesting thresholds. As described in the CD&A, each 2016 tranche was subject to three performance measures: revenue, revenue ex-TAC, and adjusted EBITDA. The portion of each tranche allocated to each measure would not vest if the Company did not achieve that measure’s minimum performance level. If the Company performed above that measure’s minimum level but less than 200 percent of its target level (or 100 percent of target, for Ms. Mayer’s performance option), the portion of the tranche allocated to that measure would vest between zero percent and 200 percent (or between zero and 100 percent, in the case of Ms. Mayer’s performance option). Above-target vesting of the performance RSUs was also subject to a cap based on the Company’s total shareholder return for 2016, as further described in the CD&A, see “2016 Executive Compensation Program—Long-Term Incentive Equity Awards.”

(8)	As described in the CD&A, the performance options cannot vest over 100 percent of target.

(9)

Under the Executive Incentive Plan, the maximum individual bonus for each of Ms. Utzschneider, Mr. Goldman, and Mr. Bell was the lesser of 0.4 percent of the Company’s adjusted EBITDA (subject to adjustment as set forth in the plan document) and 200 percent of the executive’s target bonus. Under the Executive Incentive Plan, the maximum individual bonus for Mr. Filo was 0.4 percent of the Company’s adjusted EBITDA (subject to adjustment as set forth in the plan document). The Executive Incentive Plan authorized the Compensation Committee to exercise downward discretion from such limits to establish each executive’s actual bonus, based on the factors described in note (1) above. (In all cases, the Executive Incentive Plan bonuses were also subject to the maximum limit on performance-based bonuses set forth in the Stock Plan.)

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

¡

one-half of this award was in the form of time-based RSUs (which were granted on July 26, 2012) with a target valuation of $15 million vesting in five equal annual installments from the date of grant; and

¡

the other one-half (with a target valuation of $15 million) was in the form of performance-based stock options with five performance periods: the first half of 2013, and full years 2013, 2014, 2015, and 2016. Each tranche was scheduled to vest shortly after the end of its performance period. The retention options were granted on November 29, 2012 with an exercise price of $18.87 per share and a maximum term of seven years. The overall number of retention options (which were evenly distributed among the tranches) was determined by dividing the target valuation by the per-share fair value of our employee stock options as of July 26, 2012. Each performance tranche appears in our compensation tables separately as though it were a separate award granted on the date its goals were set (which was March 7, 2016, in the case of the 2016 tranche), as required by SEC rules.

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

The letter provides for Mr. Goldman to receive the following equity awards, all of which have been granted:

•

Restricted Stock Units (Vesting Over Four Years).  Mr. Goldman’s recruitment RSUs had a target valuation of $6 million and were granted on October 25, 2012 soon after he joined Yahoo. One-fourth (1/4) of the award vested on the first anniversary of grant, and the remainder vested in 36 equal monthly installments through the fourth anniversary of grant.

•

Performance Stock Options (Vesting Over Three Years).  Mr. Goldman’s recruitment award of performance-based stock options had a total target valuation of $6 million and three performance periods: full years 2013, 2014, and 2015. Each tranche was scheduled to vest shortly after the end of its performance period. All of the options were granted on November 29, 2012 with an exercise price of $18.87 per share (equal to the closing market price of our common stock on the date of grant) and a maximum term of seven years. The overall number of options (which were evenly distributed among the tranches) was determined by dividing the target value by the fair value of our employee stock options on the grant date. Each performance tranche appears in our compensation tables separately as though it were a separate award granted on the date its goals were set, as required by SEC rules.

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

•

Performance-Based Restricted Stock Units (Vesting Over Four Years).  Ms. Utzschneider’s recruitment award of performance-based RSUs was granted on December 3, 2014 with a target valuation of $8 million and four performance periods: full years 2015, 2016, 2017, and 2018. Each tranche is scheduled to vest shortly after the end of its performance period and may vest up to 200 percent of target depending upon the Company’s performance. The shares subject to the award are allocated among the tranches as follows: five-sixteenths (5/16) of the shares related to 2015 performance, one-fourth (1/4) of the shares related to 2016 performance, one-fourth (1/4) of the shares relate to 2017 performance, and three-sixteenths (3/16) of the shares will relate to 2018 performance. Each performance tranche will appear in our compensation tables separately as though it were a separate award granted on the date its goals are set (which was March 7, 2016, in the case of the 2016 tranche), as required by SEC rules.

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

Ronald S. Bell.  In May 1999, the Company entered into an employment offer letter with Mr. Bell. The letter had no specified term, and Mr. Bell’s employment with the Company was on an at-will basis. The letter provides that any dispute related to the terms of the employment relationship or its termination shall be settled by binding arbitration.

Mr. Bell’s cash incentive bonuses and equity grants are subject to the Company’s “clawback” policies as in effect from time to time.

The provisions of these employment letters relating to severance protection are described in the section “Potential Payments Upon Termination or Change in Control,” below.

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

Our Stock Plan provisions relating to a change in control are described in the section “Potential Payments Upon Termination or Change in Control,” below.

Performance Options.  The performance options granted to Ms. Mayer in connection with her recruitment by the Company in 2012 are described above in the section “—Employment Agreements and Recruitment Grants.” Although all of Ms. Mayer’s performance options were awarded in 2012, her 2016 tranche appears in our compensation tables separately as though it were granted on the date its goals were set (March 7, 2016), as required by SEC rules. For a discussion of the options’ 2016 performance metrics and goals, see “2016 Executive Compensation Program—Long-Term Incentive Equity Awards—Determination of Vesting of 2012 Performance Option” in the CD&A. On March 6, 2017 the Compensation Committee determined that, based on the Company’s performance over full-year 2016, the options’ 2016 performance tranche would vest at 100 percent of target.

Performance RSUs.  As part of the Company’s annual grant process, in February 2013, February 2014, March 2015, and March 2016 we granted performance-based RSU awards to Ms. Mayer, Mr. Goldman, and Mr. Bell. Ms. Utzschneider received a performance-based RSU award in August 2015 in connection with her promotion to Chief Revenue Officer and also participated in the March 2016 annual grant along with the other executives. Each award to Ms. Mayer has three annual performance periods (beginning with the year in which the award was granted), and the awards granted to the other Named Executive Officers each have four annual performance periods (beginning with the year in which the award was granted).

Each annual performance tranche covers a full fiscal year, and is scheduled to vest shortly after the end of the year. Each award’s total target number of shares is evenly distributed among its tranches, and each tranche may vest up to 200 percent of target depending upon the Company’s performance. Each performance tranche will appear in our compensation tables separately as though it were a separate award granted on the date its goals were set (which was March 7, 2016, in the case of the 2016 tranches), as required by SEC rules.

The performance RSUs granted to Ms. Utzschneider in connection with her recruitment by the Company in 2014 are described above in the section “—Employment Agreements and Recruitment Grants.”

For a discussion of the performance metrics and goals applicable to all of our performance RSUs’ 2016 tranches, see “2016 Executive Compensation Program—Long-Term Incentive Equity Awards” in the CD&A. On March 6, 2017 the Compensation Committee determined that the 2016 tranches of the Named Executive Officers’ performance RSUs would vest at 117 percent of target, based on the Company’s 2016 performance.

Time-Based RSUs.  In March 2016, we granted each of Ms. Mayer, Mr. Goldman, Ms. Utzschneider, and Mr. Bell an award of time-based RSUs as part of the Company’s annual grant process. The award to Ms. Mayer was scheduled to vest over three years in 36 equal monthly installments, and the awards to Mr. Goldman, Ms. Utzschneider, and Mr. Bell were scheduled to vest over four years in 48 equal monthly installments.

Upon vesting, each of the RSUs described above is payable in shares of the Company’s common stock on a one-for-one basis. Vesting of each of the options and RSUs described above is generally subject to the executive’s continued employment with the Company through the applicable vesting date, subject to accelerated vesting in certain circumstances. Refer to “Potential Payments upon Termination or Change in Control” below for information on the severance and change-in-control provisions applicable to the equity awards granted to the Named Executive Officers in 2016.

Non-Equity Incentive Plan Awards

Each of the “non-equity incentive plan awards” reported in the Grants of Plan-Based Awards Table was granted under, and is subject to the terms of, our Executive Incentive Plan. Please see the discussion in the CD&A under the heading “2016 Executive Compensation Program—2016 Annual Cash Bonuses under the Executive Incentive Plan” for a description of the material terms of awards granted under our Executive Incentive Plan for 2016.

Outstanding Equity Awards at Year-End—2016

The following table presents outstanding equity awards held by the Named Executive Officers at the end of 2016, after giving effect to determinations of our 2016 performance (which means the portions of our performance-based options and RSUs that vested as a result of our 2016 performance determinations (which were made in March 2017) are treated as outstanding and subject only to time-based vesting conditions at year-end 2016). Vesting of the unvested awards shown below is generally conditioned upon the Named Executive Officer’s continuous employment through the applicable vesting date (as listed in the footnotes), subject to acceleration on certain terminations of the executive’s employment as described in the section “Potential Payments upon Termination or Change in Control,” below.

As required by SEC rules, if a performance-based award has multiple performance periods, the portion (or “tranche”) relating to each period is treated as a separate grant, which is not considered to be outstanding until its goals are established. As of December 31, 2016, we had not established goals for the post-2016 tranches of the performance RSUs; accordingly those awards’ 2017, 2018, and 2019 performance tranches are not presented below.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)		Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)

Marissa A. Mayer							189,874	(3)	7,342,428
							8,665	(4)	335,076
							60,825	(5)	2,352,103
							57,551	(6)	2,225,497
							53,866	(5)	2,082,998
							68,903	(5)	2,664,479
							132,509	(7)	5,124,123
	376,383				18.87	11/29/2019
	1,742,070	761,538	(8)		18.87	11/29/2019

Ken Goldman							4,065	(9)	157,194
							28,530	(5)	1,103,255
							11,372	(10)	439,755
							11,403	(5)	440,954
							19,424	(11)	751,126
							10,099	(5)	390,528
							43,065	(5)	1,665,324
							119,626	(12)	4,625,937
	558,794				18.87	11/29/2019

David Filo(13)

Lisa Utzschneider							76,240	(14)	2,948,201
							46,539	(5)	1,799,663
							98,941	(15)	3,826,048
							43,410	(5)	1,678,665
							59,813	(12)	2,312,969
							21,532	(5)	832,642

Ronald S. Bell							6,097	(9)	235,771
							42,796	(5)	1,654,921
							11,372	(10)	439,755
							11,403	(5)	440,954
							19,424	(11)	751,126
							10,099	(5)	390,528
							43,065	(5)	1,665,324
							119,626	(12)	4,625,937

(1)

In accordance with the terms and conditions applicable to the award, each award reported in these columns generally is subject to early termination in connection with certain terminations of the award holder’s employment and to acceleration in certain circumstances as described under “Potential Payments Upon Termination or Change in Control,” below.

(2)	Value is based on the year-end closing price for Yahoo common stock of $38.67 per share on December 30, 2016, as reported on Nasdaq.

(3)	These RSUs will vest on July 26, 2017.

(4)	One-half (1/2) of these RSUs vested on January 27, 2017 and the remainder vested on February 27, 2017.

(5)	These performance-based RSUs vested on March 6, 2017 upon the Compensation Committee’s certification of our full-year 2016 performance for purposes of this award.

(6)	One-fifteenth (1/15) of these RSUs will vest on the 6th day of each month, from January 6, 2017 through March 6, 2018.

(7)	One-twenty-seventh (1/27) of these RSUs will vest on the 7th day of each month, from January 7, 2017 through March 7, 2019.

(8)

These performance-based options vested on January 26, 2017 and became exercisable on March 6, 2017 upon the Compensation Committee’s certification of our full-year 2016 performance for purposes of this award.

(9)	One-half (1/2) of these RSUs vested on January 28, 2017 and the remainder vested on February 28, 2017.

(10)	One-fourteenth (1/14) of these RSUs will vest on the 27th day of each month, from January 27, 2017 through February 27, 2018.

(11)	One-twenty-seventh (1/27) of these RSUs will vest on the 6th day of each month, from January 6, 2017 through March 6, 2019.

(12)	One-thirty-ninth (1/39) of these RSUs will vest on the 7th day of each month, from January 7, 2017 through March 7, 2020.

(13)	Mr. Filo had no outstanding equity awards at year-end 2016.

(14)	One-twenty-third (1/23) of these RSUs will vest on the 18th day of each month, from January 18, 2017 through November 18, 2018.

(15)	One-thirty-second (1/32) of these RSUs will vest on the 27th day of each month, from January 27, 2017 through August 27, 2019.

Options Exercised and Stock Vested—2016

The following table shows how many stock options our Named Executive Officers exercised, and how many shares of stock vested for them, during 2016. All of the stock vesting events relate to RSUs. This table also shows the aggregate value our Named Executive Officers realized from such option exercises and RSU vesting events.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Marissa A. Mayer	0	0	375,706	14,208,513
Ken Goldman	200,000	3,445,660	151,612	5,694,561
David Filo	0	0	0	0
Lisa Utzschneider	0	0	102,837	3,848,571
Ronald S. Bell	0	0	95,255	3,578,666

(1)	In the case of options, “value realized” equals the difference between the exercise price and the market price of our common stock at exercise, multiplied by the number of exercised options.

(2)

In the case of stock awards, “value realized” equals the closing price of our common stock on the vesting date (or the prior trading day, in the case of weekend or holiday vesting events), as reported by Nasdaq, multiplied by the number of vested shares (including shares withheld by us to cover tax withholding for these awards).

Potential Payments Upon Termination or Change in Control

The following sections describe the benefits that may become payable to our continuing Named Executive Officers in connection with a termination of their employment with the Company and/or a change in control of the Company under arrangements in effect on December 31, 2016.

Certain matters relating to Ronald S. Bell’s resignation as General Counsel in March 2017 are also described below.

Executive Severance Agreements

In February 2013, the Compensation Committee authorized us to enter into agreements regarding severance protection with Ms. Mayer, Mr. Goldman, and Mr. Bell. In August 2015 the Compensation Committee authorized us to enter into a similar agreement with Ms. Utzschneider. We refer to these agreements as executive “Severance Agreements.”

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

•

six-months’ accelerated vesting of time-based equity awards (unless otherwise set forth in the applicable award agreement for awards made after April 13, 2016, see “—Equity Awards—Change in Control”); and

•	payments equal to the premiums required to continue medical benefits under COBRA for up to twelve months after termination.

•	The executive will also have six months to exercise any vested Company stock options.

In April 2016, the Compensation Committee amended the Severance Agreements to provide that, if the executive is terminated without cause, any time-based vesting event scheduled within six months after his or her termination date will accelerate as mentioned above (except that any more-favorable acceleration terms of the underlying award will be respected). Previously such acceleration generally applied only to annual cliffs within that same six-month period. Since the Company had generally moved to monthly vesting rather than annual cliff vesting for new time-based equity awards over the three years after the Severance Agreements were originally approved, the amendment was made to preserve the originally intended benefit level in the new context. The April 2016 amendments provide that such six-month forward acceleration will apply to the executive’s time-based equity awards that were outstanding on April 13, 2016 and, unless otherwise expressly provided by the Company in the applicable award agreement, any time-based equity awards granted by the Company thereafter. The Severance Agreements do not provide for any acceleration of performance-based equity awards.

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

•

Accelerated vesting of all stock options, RSUs, and any other equity-based awards previously granted or assumed by the Company and outstanding as of the severance date (unless otherwise set forth in the applicable award agreement for awards made after February 12, 2008, see “—Equity Awards—Change in Control”).

The number of months used to calculate the severance benefit under the Change-in-Control Severance Plans for each Named Executive Officer is 24 months and the outplacement benefit applicable to each Named Executive Officer is $15,000. The plans do not provide tax gross-ups for potential excise or other taxes on the benefits that may be paid.

Each eligible employee will be entitled to the greater of (a) the severance payments pursuant to the Change-in-Control Severance Plans, or (b) the severance payments under any severance agreement between such employee and the Company (if applicable).

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

Equity Awards

Severance Provisions in Executive Equity Awards Generally.  Under the 2013, 2014, 2015, and 2016 annual award agreements, as well as under Ms. Utzschneider’s recruitment awards and promotion awards (in each case, as modified by the April 2016 Severance Agreement amendment described above), if the executive’s employment is terminated by the Company without cause, or due to his or her death or disability—

•	Time-Based RSUs: any installment of a time-based RSU that is scheduled to vest within six months following such termination will vest on the termination date;

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

Our 2017 annual equity award agreements do not provide for any acceleration in connection with a termination of employment.

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

Our Named Executive Officers’ Equity Awards generally include a double-trigger acceleration condition (under which acceleration requires both a change in control and a qualifying termination of employment within one year thereafter) similar to the double-trigger acceleration provision in the Change-in-Control Severance Plan; these equity awards also have language that excludes the awards from the Change-in-Control Severance Plan. The terms of each of our Named Executive Officers’ awards provide that if we terminate the executive’s employment without cause or if the executive resigns for good reason, in either case within one year after a change in control of the Company, then the entire unvested portion of the award will vest in full (at target in the case of performance-based awards); provided, however, that:

•

March 2016 Annual Awards:  such double-trigger acceleration is capped for purposes of the equity awards granted to our Named Executive Officers in March 2016. For the March 2016 time-based awards, such acceleration is capped at the number of shares otherwise scheduled to vest during the 24 months following the termination, and for the March 2016 performance-based awards, such acceleration is capped at the target number of shares for the performance year in which the termination occurs and the immediately following performance year, if any; and

•

March 2017 Annual Awards:  such double-trigger acceleration provisions are not included in the equity awards granted to our Named Executive Officers in March 2017. The March 2017 awards do not provide for any acceleration in connection with a termination of employment and are affirmatively excluded from the acceleration provisions of the Severance Agreements and the Change-in-Control Severance Plans.

A “change in control” would generally be triggered under our Named Executive Officers’ equity awards by a person or group of persons acquiring more than 40 percent of the Company’s voting stock, consummation of certain mergers and other transactions where the Company’s shareholders own less than 50 percent of the surviving entity, a liquidation of the Company, or consummation of a sale of all or substantially all of the

Company’s assets. In April 2016, the Compensation Committee amended our Named Executive Officers’ outstanding awards to clarify that a sale of all or substantially all of the Company’s operating business would constitute a “change in control” for purposes of the awards.

Estimated Severance and Change-in-Control Benefits

Severance Benefits.  The following table presents the Company’s estimate of the benefits to which each of our continuing Named Executive Officers would have been entitled under the arrangements described above if his or her employment had been terminated by the Company on December 31, 2016 without cause (or, as to some benefits, by the executive for good reason), and not in connection with a change in control of the Company.

Name	Cash Severance ($)	Continuation of Health Benefits ($)	RSU Acceleration ($)(1)	Option Acceleration ($)(2)	Total ($)
Marissa A. Mayer	3,000,000	24,589	9,463,516	15,078,452	27,566,557
Ken Goldman	1,140,000	16,808	4,824,353	0	5,981,161
David Filo(3)	0	0	0	0	0
Lisa Utzschneider	1,140,000	24,589	6,153,286	0	7,317,875

(1)

This column reports the intrinsic value of the unvested portions of the executive’s RSUs that would accelerate in the circumstances described above (including post-termination performance-based vesting). This value is calculated by multiplying $38.67 (the closing price of our common stock as reported by Nasdaq on the final trading day of the year, December 30, 2016) by the number of units that would be subject to the accelerated portion of the award on the hypothetical acceleration date of December 31, 2016.

(2)

This column reports the intrinsic value of the portions of the executive’s unvested stock options (all of which are performance-based) that would accelerate in the circumstances described above (including post-termination performance-based vesting). This value is calculated by multiplying (a) the amount by which $38.67 (the year-end 2016 closing price of our common stock as described above) exceeds the exercise price of the option, by (b) the number of shares that would be subject to the accelerated portion of the option on the hypothetical acceleration date of December 31, 2016.

(3)	As a founder of the Company with a significant equity stake, Mr. Filo is not party to a Severance Agreement.

Change-in-Control Severance Benefits.  The following table presents the Company’s estimate of the severance benefits to which each of our continuing Named Executive Officers would have been entitled under the arrangements described above if his or her employment had been terminated by the Company without cause (or, as to some benefits, by the executive for good reason) on December 31, 2016, and assuming for purposes of this illustration that such date was within 12 months after a hypothetical change in control of the Company.

Name	Cash Severance ($)(1)	Continuation of Health Benefits ($)(1)	Outplacement Services ($)	RSU Acceleration ($)(2)(4)	Option Acceleration ($)(3)(4)	Total ($)
Marissa A. Mayer	3,000,000	24,589	15,000	24,583,602	15,078,452	42,701,643
Ken Goldman	1,200,000	34,625	15,000	9,739,813	0	10,989,438
David Filo	2	50,653	15,000	0	0	65,655
Lisa Utzschneider	1,200,000	50,653	15,000	18,155,256	0	19,420,909

(1)

The Severance Agreements provide that each executive will be entitled to the cash severance and health benefit continuation payments provided either under his or her Severance Agreement or under the Change-in-Control Severance Plan (if applicable), whichever is greater. Amounts in the “Cash Severance” and “Continuation of Health Benefits” columns for Ms. Mayer reflect benefits under her Severance Agreement; amounts in those columns for the other executives reflect benefits under the Change-in-Control Severance Plan.

(2)

This column reports the intrinsic value of the unvested portions of the executive’s RSUs that would accelerate in the circumstances described above. This value is calculated by multiplying $38.67 (the closing price of our common stock as reported by Nasdaq on the final trading day of the year, December 30, 2016) by the number of units that would be subject to the accelerated portion of the award on the hypothetical acceleration date of December 31, 2016.

(3)

This column reports the intrinsic value of the portions of the executive’s unvested stock options that would accelerate in the circumstances described above. This value is calculated by multiplying (a) the amount by which $38.67 (the year-end 2016 closing price of our common stock as described above) exceeds the exercise price of the option by (b) the number of shares subject to the accelerated portion of the option on the hypothetical acceleration date of December 31, 2016.

(4)

This presentation assumes that equity awards outstanding under the Stock Plan would be substituted for, assumed, or otherwise continued following a change in control transaction. If the awards were not substituted for, assumed, or otherwise continued following a change in control transaction (that is, the awards were to be terminated in connection with the transaction), they would generally accelerate and become fully vested. In these cases, the value of the accelerated equity award vesting would, for each Named Executive Officer and assuming that the change in control and termination of the awards occurred on December 31, 2016, be the same as the accelerated vesting value set forth above for the Named Executive Officer under the “RSU Acceleration” and “Option Acceleration” columns of the table. In those circumstances, there would be no additional accelerated vesting value with respect to such equity awards in connection with a severance event to the extent the awards accelerated upon the change in control event.

Verizon Transaction

The treatment of equity awards in connection with the Sale Transaction and the benefits that may become payable to each Named Executive Officer in the event his or her employment terminates in specified circumstances after the Closing are described under the caption “Proposal 1—The Sale Transaction—Interests of our Directors and Executive Officers in the Sale Transaction” in the Company’s definitive proxy statement soliciting shareholders’ approval of the Sale Transaction, which was filed with the SEC on April 24, 2017.

Bell Separation.

On March 1, 2017, Mr. Bell resigned as General Counsel of the Company. No severance payments were made to Mr. Bell in connection with his resignation. Mr. Bell forfeited the portions of his equity awards that had not vested prior to his resignation date.

Narrative Disclosure of the Company’s Compensation Policies and Practices as they Relate to the Company’s Risk Management

The Compensation Committee discusses and reviews compensation arrangements for the Company’s executive officers and other compensation programs to avoid incentives that would promote excessive risk-taking or otherwise create risks that are reasonably likely to have a material adverse effect on the Company. With respect to the Company’s compensation arrangements, the Company has reviewed its compensation policies and practices and concluded that such policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. In addition, the Compensation Committee, with input from its independent compensation consultant, FW Cook, assessed the compensation arrangements for the Company’s executive officers and reviewed incentive and commission arrangements below the executive level, and concluded that they do not encourage unnecessary or excessive risk-taking. The Compensation Committee believes that the design of the Company’s annual cash and long-term equity incentives for its officers provides an effective and appropriate mix of incentives to focus them on long-term shareholder value creation and does not encourage taking short-term risks at the expense of long-term results.

The Company recognizes that hedging against losses in Company shares may disturb the alignment between shareholders and executives that the Company’s stock ownership policy (as described in the CD&A) and equity awards are intended to build. Accordingly, the Company has incorporated prohibitions on various hedging activities within its insider trading policy, which applies to directors, officers, and employees. The policy prohibits all short sales of Company stock and any trading in derivatives (such as put and call options or forward transactions) that relate to Company securities. The insider trading policy also prohibits pledging Company stock as collateral for a loan, purchasing Company stock on margin, and holding Company stock in a margin account.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table presents information as of December 31, 2016 regarding shares of our common stock that may be issued under our equity compensation plans, including the Stock Plan, the Directors’ Plan, and the Employee Stock Purchase Plan. Each of these plans has been approved by our shareholders. We do not maintain any equity incentive plans that have not been approved by shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	21,677,852(2)(3)	$18.6202(3)(4)	122,368,720(3)(5)

(1)

This table does not include equity awards we assumed in connection with the acquisition of other companies. As of December 31, 2016, an additional 375,419 shares of our common stock were subject to outstanding acquired-company stock options (at a weighted average exercise price of $12.3825 per share), and an additional 70,854 shares of our common stock were subject to outstanding acquired-company restricted stock units (including shares issuable as contingent payment of the acquisition price subject to the continued employment of acquired employees through contractual vesting dates).

(2)

Includes 4,115,856 shares subject to outstanding stock option awards and 17,561,996 shares subject to outstanding restricted stock unit awards as of December 31, 2016, after giving effect to determinations of our 2016 performance (which means that, to the extent our performance-based RSUs vested at less than the maximum level in connection with our 2016 performance determinations, the shortfall is not considered outstanding for purposes of this table).

(3)

As required by SEC and accounting rules, if a performance-based award has multiple performance years, the portion (or “tranche”) relating to each year is treated as a separate grant, which is not considered to be outstanding until its goals are established. As of December 31, 2016, we had not established goals for the post-2016 tranches of our performance-based RSU awards. Specifically, as of December 31, 2016, a maximum of 2,463,850 performance-based RSUs (including a target number of 1,231,925 RSUs), had been awarded but were not considered to be outstanding for accounting purposes (or for purposes of this table) because the applicable performance goals had not yet been established; therefore the underlying shares are classified as available for future issuance in the table above.

(4)	Calculated exclusive of outstanding restricted stock unit awards.

(5)

Of these shares, 106,124,922 were available for award grant purposes under the Stock Plan, 4,411,507 were available for award grant purposes under the Directors’ Plan, and 11,832,291 were available under the Company’s 1996 Employee Stock Purchase Plan (the “ESPP”), in each case as of December 31, 2016. We are not currently offering the ESPP, but the Board retains authority to re-launch the ESPP offering at any time until the end of the plan’s shareholder-approved term. Subject to certain express limits of the Stock Plan, shares available under the Stock Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, restricted stock, and other forms of awards granted or denominated in shares of our common stock or units of our common stock. Each share that is issued in respect of any full-value award under the Stock Plan (i.e., awards other than options and stock appreciation rights with an exercise or base price that is no less than the fair market value of a share of common stock on the date the award is granted) counts against the Stock Plan’s share limit as: 1.75 shares for awards granted on or after June 25, 2009 but prior to June 26, 2014; and 2.5 shares for awards granted on or after June 26, 2014. Each share issued in respect of any full-value award granted under the Directors’ Plan counts as 1.75 shares for every one share actually issued in connection with the award. The December 31, 2016 balance above reflects such deductions with respect to all outstanding full value awards. Shares underlying full value awards that are cancelled or otherwise fail to vest after December 31, 2016, as well as vested shares withheld for taxes after December 31, 2016 in connection with any full value award under the Stock Plan, will return to the available-for-grant reserve at a ratio of 2.5 to 1 (under the Stock Plan) or 1.75 to 1 (under the Directors’ Plan).

Beneficial Ownership of Principal Shareholders and Management

The following table presents the number of shares of our common stock that were beneficially owned as of April 3, 2017 (except where another date is noted) by (1) known beneficial owners of five percent or more of our common stock, (2) each current director of the Company, (3) each Named Executive Officer, and (4) all current directors and current executive officers of the Company as a group.

Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock Outstanding(2)
TCI Fund Management Limited(3)	86,224,273	9.0%
7 Clifford Street London, W1S 2FT, United Kingdom
David Filo	70,666,390	7.4%
701 First Avenue Sunnyvale, CA 94089
The Vanguard Group(4)	55,924,468	5.8%
100 Vanguard Blvd. Malvern, PA 19355
Jeffrey C. Smith(5)	12,306,818	1.3%
Marissa A. Mayer(6)	4,492,286	*
Ken Goldman(7)	853,205	*
Ronald S. Bell(8)	238,543	*
Maynard G. Webb, Jr.(9)	126,567	*
Lisa Utzschneider(10)	104,996	*
Thomas J. McInerney(11)	44,264	*
Tor R. Braham(12)	17,836	*
Jane E. Shaw, Ph.D.(13)	17,269	*
Richard S. Hill(14)	15,927	*
Eddy W. Hartenstein(15)	7,031	*
Eric K. Brandt(16)	6,947	*
Catherine J. Friedman(17)	0	*
All current directors and current executive officers as a group (14 persons)(18)	88,659,536	9.2%

*	Less than 1 percent.

(1)

The number of shares beneficially owned by each person or group as of April 3, 2017 (except where another date is noted) includes shares of common stock that such person or group had the right to acquire on or within 60 days after that date, including, but not limited to, upon the exercise of options and vesting and payment of restricted stock units. Shares subject to vested restricted stock units under the Directors’ Plan are generally payable on the earlier of the first anniversary of the date of grant or the date the director’s service terminates, subject to deferred issuance at the director’s election in some cases. To our knowledge, except as otherwise indicated in the footnotes to this table and subject to applicable community property laws, each shareholder named in the table has the sole power to vote or direct the voting of (voting power), and the sole power to sell or otherwise direct the disposition of (dispositive power), the shares set forth opposite such shareholder’s name.

(2)

For each person and group included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group as described above by the sum of the 957,776,643 shares of common stock outstanding (excluding treasury shares) on April 3, 2017 plus the number of shares of common stock that such person or group had the right to acquire from the Company on or within 60 days of that date, including, but not limited to, upon the exercise of options and upon vesting and payment of restricted stock units.

(3)

Beneficial ownership information for TCI Fund Management Limited is as of March 31, 2017 and is based on information contained in the Schedule 13G/A it filed with the SEC on April 10, 2017. Such schedule states that TCI Fund Management Limited and Mr. Christopher Hohn each have shared voting power and shared dispositive power over all 86,224,273 shares.

(4)

Beneficial ownership information for The Vanguard Group is as of December 31, 2016 and is based on information contained in the Schedule 13G/A it filed with the SEC on February 10, 2017. Such schedule states that The Vanguard Group has sole voting power over 1,383,236 shares, shared voting power over 166,171 shares, sole dispositive power over 54,382,144 shares, and shared dispositive power over 1,542,324 shares.

(5)

Includes 8,191 shares subject to vested but unpaid restricted stock units as of April 3, 2017 under the Directors’ Plan and 12,298,627 shares held by certain funds and managed accounts for which Starboard Value LP serves as manager or investment manager. Mr. Smith serves as a Managing Member, Chief Executive Officer, and Chief Investment Officer of Starboard Value LP. Mr. Smith has shared voting power and shared dispositive power over Starboard’s shares. Mr. Smith disclaims beneficial ownership of the shares of Yahoo common stock he may be deemed to beneficially own, except to the extent of his pecuniary interest therein.

In addition, Starboard Leaders Foxtrot LLC (an affiliate of Starboard Value LP) has economic exposure to 4,021,411 notional shares of Yahoo common stock pursuant to swap agreements, which provide Starboard Leaders Foxtrot LLC with economic results that are comparable to the economic results of ownership but do not provide it with voting power or dispositive power over such shares.

(6)

Includes 2,879,991 shares issuable upon exercise of options that are exercisable on or within 60 days after April 3, 2017 under the Stock Plan, and 17,490 shares issuable pursuant to restricted stock units vesting within 60 days after April 3, 2017 under the Stock Plan.

(7)

Includes 558,794 shares issuable upon exercise of options that are exercisable on or within 60 days after April 3, 2017 under the Stock Plan, 9,197 shares issuable pursuant to restricted stock units vesting within 60 days after April 3, 2017 under the Stock Plan, and 285,214 shares held by the Goldman-Valeriote Family Trust, over which Mr. Goldman has shared voting power and shared dispositive power.

(8)

Mr. Bell served as the Company’s General Counsel and Secretary until March 1, 2017. The information reported in the table is based on Mr. Bell’s most recent Form 4 (Statement of Changes in Beneficial Ownership) filed with the SEC on March 1, 2017, as adjusted to give effect to subsequent transactions through April 3, 2017 of which the Company is aware in connection with employment-related equity awards.

(9)

Includes 61,679 shares issuable upon exercise of options that are exercisable on or within 60 days after April 3, 2017 under the Directors’ Plan, 9,899 shares subject to vested but unpaid restricted stock units as of April 3, 2017 under the Directors’ Plan, and 54,989 shares held by the Webb Family Trust, over which Mr. Webb has shared voting power and shared dispositive power.

(10)	Includes 17,464 shares issuable pursuant to restricted stock units vesting within 60 days after April 3, 2017 under the Stock Plan.

(11)	Includes 4,791 shares subject to vested but unpaid restricted stock units as of April 3, 2017 under the Directors’ Plan.

(12)	Includes 4,791 shares subject to vested but unpaid restricted stock units as of April 3, 2017 under the Directors’ Plan.

(13)	Includes 11,407 shares subject to vested but unpaid restricted stock units as of April 3, 2017 under the Directors’ Plan.

(14)

Includes 5,836 shares subject to vested but unpaid restricted stock units as of April 3, 2017 under the Directors’ Plan, 29 shares held by a trust for the benefit of Mr. Hill’s son for which Mr. Hill serves as trustee, and 33 shares held by a trust for the benefit of Mr. Hill’s spouse over which Mr. Hill has shared voting and shared dispositive power. Mr. Hill disclaims beneficial ownership of the shares of Yahoo common stock he may be deemed to beneficially own, except to the extent of his pecuniary interest therein.

(15)	Includes 7,031 shares subject to vested but unpaid restricted stock units as of April 3, 2017 under the Directors’ Plan.

(16)	Includes 4,791 shares subject to vested but unpaid restricted stock units as of April 3, 2017 under the Directors’ Plan.

(17)

Excludes 6,947 shares subject to vested but unpaid restricted stock units as of April 3, 2017 under the Directors’ Plan, the payment of which Ms. Friedman has unconditionally elected to defer to a date more than 60 days after April 3, 2017.

(18)

Includes 3,500,464 shares issuable upon exercise, by directors and executive officers, of options that are exercisable on or within 60 days after April 3, 2017 under the Directors’ Plan or the Stock Plan, respectively, 44,151 shares issuable pursuant to restricted stock units vesting within 60 days after April 3, 2017 under the Stock Plan, and 56,737 shares subject to vested but unpaid restricted stock units under the Directors’ Plan as of April 3, 2017. Excludes 6,947 shares subject to vested but unpaid restricted stock units as of April 3, 2017 under the Directors’ Plan, the payment of which has unconditionally been deferred to a date more than 60 days after April 3, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence

Policies and Procedures for Approval of Related Party Transactions

The Audit Committee has adopted a written Related Party Transactions Policy (the “Policy”). The purpose of the Policy is to describe the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year, (2) the Company is a participant, and (3) a related person has or will have a direct or indirect material interest. For purposes of the Policy, a related person is each member of the Board, each executive officer, any nominee for director, any security holder known to the Company to own of record or beneficially five percent or greater of any class of its voting securities or any immediate family member of any of the foregoing persons.

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

Transactions with Related Parties

Prior to becoming our General Counsel and Secretary on March 10, 2017, Mr. Chong provided outside legal counsel to Yahoo from October 31, 2016 to March 9, 2017 pursuant to an engagement letter. Yahoo compensated Mr. Chong in the amount of $100,000 per month during this engagement, and also provided reimbursement for his reasonable out of pocket expenses (including a car service).

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

The Board has determined that each of Mr. Braham, Mr. Brandt, Ms. Friedman, Mr. Hartenstein, Mr. Hill, Mr. McInerney, Dr. Shaw, Mr. Smith, and Mr. Webb is independent under applicable Nasdaq listing standards for membership on the Board. The Board has also determined, as further described below, that each of these directors is independent under applicable SEC rules and Nasdaq listing standards for service on the various committees of the Board on which they currently serve or previously served. Ms. Mayer and Mr. Filo are not independent (as a result of their employment with the Company as Chief Executive Officer and Chief Yahoo, respectively). The Board also previously determined that each of Charles R. Schwab, who resigned from the Board effective February 2, 2016, and Susan M. James and H. Lee Scott, Jr., who both chose not to stand for re-election at the 2016 annual meeting of shareholders (and whose Board service therefore ended on June 30, 2016), were, during their respective periods of Board service, independent under applicable SEC rules and the Nasdaq listing standards for membership on the Board and on all committees of the Board on which they served.

The Board considered the transactions described below (none of which involved professional, advisory, or consulting services) in making its affirmative determination that each non-employee director is or was independent during the time periods described above pursuant to the Nasdaq listing standards and the additional standards established by Nasdaq and the SEC for members of the Audit Committee and members of the Compensation Committee. In each case, the Board affirmatively determined that, because of the nature of the director’s relationship with the entity and/or the amount involved, the relationship did not, or would not, interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities as a director.

•

Relationships and transactions in the ordinary course of business involving aggregate payments greater than or equal to $10,000 with companies for which the following directors or former directors served as a non-employee director: Mr. Braham, Ms. Friedman, Mr. Hartenstein, Mr. McInerney, Mr. Schwab, Mr. Scott, Mr. Smith, and Mr. Webb. The amount involved in each of these transactions did not exceed one percent of the recipient entity’s annual gross revenue.

•	Transactions in the ordinary course of business with companies in which Mr. Smith and Mr. Webb have a less than ten percent beneficial ownership.

•

Transactions in the ordinary course of business with The Charles Schwab Corporation for which Mr. Schwab serves as executive chairman and had a less than 13 percent equity interest at the time he resigned from our Board. These transactions involved payments to Yahoo that did not exceed 0.5 percent of Yahoo’s annual gross revenue in 2015.

•

Relationships and transactions in the ordinary course of business involving aggregate payments greater than or equal to $10,000 with non-profit entities for which Dr. Shaw and Mr. Brandt serve as directors or advisory board members.

•	Payments to Ms. Friedman during 2016 for time devoted to preparing to serve on the board of directors of Aabaco Holdings, Inc., a wholly-owned subsidiary of Yahoo.

•

Mr. McInerney’s future employment as Chief Executive Officer of Altaba Inc. following the Closing of the Sale Transaction. A description of his employment offer letter is included under the caption “Annex 1—Management of the Fund—Compensation of Officers and Directors” in the Company’s definitive proxy statement soliciting shareholders’ approval of the Sale Transaction, which was filed with the SEC on April 24, 2017.

Item 14. Principal Accounting Fees and Services

Fees for Services Rendered by Independent Registered Public Accounting Firm

Set forth below are approximate fees (in millions) for services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2016 and 2015:

	2016	2015
Audit Fees(1)	$6.9	$5.7
Audit-Related Fees(2)	—	0.6
Tax Fees(3)	0.6	0.4
All Other Fees	—	—

Total	$7.5	$6.7

(1)

Aggregate audit fees consist of fees billed or accrued for professional services rendered for the audit of Yahoo’s consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly filings and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements, except those not required by statute or regulation. Of the $6.9 million for 2016, $0.7 million relates to SEC filings associated with the Sale Transaction. Of the $5.7 million for 2015, $0.7 million related to the suspended spin-off transaction.

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

All services provided by PricewaterhouseCoopers LLP during the fiscal years ended December 31, 2016 and December 31, 2015 were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

3.	Exhibits:

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of April 2017.

YAHOO! INC.
By:	/s/ Ken Goldman
Ken Goldman
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description

31.3*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 27, 2017.

31.4*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 27, 2017.

*	Filed herewith.