Form 10-Q
period 2017-03-31
YAHOO INC
filed 2017-05-09
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2017
Common Stock, $0.001 par value	958,198,997

YAHOO! INC.

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue,” the negative of such terms, or other comparable terminology. This Report includes, among others, forward-looking statements regarding:

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Yahoo! Inc.

Condensed Consolidated Balance Sheets

	December 31, 2016	March 31, 2017

	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,119,469	$1,328,913
Short-term marketable securities	5,700,925	5,582,149
Accounts receivable, net	1,084,267	940,311
Prepaid expenses and other current assets	221,499	176,351

Total current assets	8,126,160	8,027,724
Long-term marketable securities	1,089,707	1,110,166
Property and equipment, net	1,209,937	1,177,723
Goodwill	415,809	430,463
Intangible assets, net	161,644	142,424
Other long-term assets and investments	206,059	279,267
Investment in Alibaba Group	33,680,879	41,359,859
Investments in equity interests	3,192,884	2,841,100

Total assets	$48,083,079	$55,368,726

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$171,520	$180,368
Other accrued expenses and current liabilities	1,006,676	884,000
Deferred revenue	109,228	103,543

Total current liabilities	1,287,424	1,167,911
Convertible notes	1,299,945	1,317,112
Long-term deferred revenue	39,583	42,669
Other long-term liabilities	95,597	91,026
Deferred tax liabilities related to investment in Alibaba Group	13,633,988	16,762,865
Deferred and other long-term tax liabilities	642,466	519,950

Total liabilities	16,999,003	19,901,533

Commitments and contingencies (Note 11)	-	-
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 972,472 shares issued and 955,308 shares outstanding as of December 31, 2016 and 974,796 shares issued and 957,641 shares outstanding as of March 31, 2017	969	971
Additional paid-in capital	9,125,459	9,170,142
Treasury stock at cost, 17,164 shares as of December 31, 2016 and 17,155 shares as of March 31, 2017	(908,996)	(908,559)
Retained earnings	4,353,958	4,560,905
Accumulated other comprehensive income	18,477,893	22,612,258

Total Yahoo! Inc. stockholders’ equity	31,049,283	35,435,717
Noncontrolling interests	34,793	31,476

Total equity	31,084,076	35,467,193

Total liabilities and equity	$48,083,079	$55,368,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

Yahoo! Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2016	2017

	(Unaudited, in thousands except per share amounts)
Revenue	$1,087,152	$1,327,270

Operating expenses:
Cost of revenue — traffic acquisition costs	227,763	493,502
Cost of revenue — other	282,587	256,774
Sales and marketing	236,033	209,366
Product development	278,029	252,220
General and administrative	155,451	156,837
Amortization of intangibles	18,773	11,506
Gain on sale of patents	(1,500)	-
Restructuring charges, net	57,230	5,812

Total operating expenses	1,254,366	1,386,017

Loss from operations	(167,214)	(58,747)
Other (expense) income, net	(47,416)	18,822

Loss before income taxes and earnings in equity interests	(214,630)	(39,925)
Benefit for income taxes	34,766	26,177
Earnings in equity interests, net of tax	81,574	113,688

Net (loss) income	(98,290)	99,940
Net income attributable to noncontrolling interests	(942)	(506)

Net (loss) income attributable to Yahoo! Inc.	$(99,232)	$99,434

Net (loss) income attributable to Yahoo! Inc. common stockholders per share — basic	$(0.10)	$0.10

Net (loss) income attributable to Yahoo! Inc. common stockholders per share — diluted	$(0.10)	$0.10

Shares used in per share calculation — basic	945,719	955,859

Shares used in per share calculation — diluted	945,719	963,169

Stock-based compensation expense by function:
Cost of revenue — other	$8,526	$8,415
Sales and marketing	32,887	31,409
Product development	47,988	48,366
General and administrative	19,006	20,586
Restructuring charges, net	7,374	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Yahoo! Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended March 31,
	2016	2017

	(Unaudited, in thousands)
Net (loss) income	$(98,290)	$99,940

Available-for-sale securities:
Unrealized (losses) gains on available-for-sale securities, net of taxes of $363,084 and $(3,153,593) for the three months ended March 31, 2016 and 2017, respectively	(516,536)	4,587,033
Reclassification adjustment for realized losses on available-for-sale securities included in net (loss) income, net of taxes of $(112) and $(89) for the three months ended March 31, 2016 and 2017, respectively	202	178

Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(516,334)	4,587,211

Foreign currency translation adjustments (“CTA”):
Foreign CTA gains (losses), net of taxes of $(336) and $(102) for the three months ended March 31, 2016 and 2017, respectively	2,183	(446,721)
Net investment hedge CTA losses, net of taxes of $16,931 and $3,108 for the three months ended March 31, 2016 and 2017, respectively	(30,710)	(5,632)
Reclassification adjustment for realized gains included in CTA, net of taxes of nil for the three months ended March 31, 2017	-	(493)

Net foreign CTA losses, net of tax	(28,527)	(452,846)

Cash flow hedges:
Unrealized losses on cash flow hedges, net of taxes of $1,338 for the three months ended March 31, 2016	(2,426)	-
Reclassification adjustment for realized losses on cash flow hedges included in net (loss) income, net of taxes of $(277) for the three months ended March 31, 2016	501	-

Net change in unrealized losses on cash flow hedges, net of tax	(1,925)	-

Other comprehensive (loss) income	(546,786)	4,134,365

Comprehensive (loss) income	(645,076)	4,234,305
Less: comprehensive income attributable to noncontrolling interests	(942)	(506)

Comprehensive (loss) income attributable to Yahoo! Inc.	$(646,018)	$4,233,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Yahoo! Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2016	2017

	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(98,290)	$99,940
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	107,377	95,703
Amortization of intangible assets	32,288	19,396
Accretion of convertible notes discount	16,290	17,167
Stock-based compensation expense	115,781	108,776
Non-cash restructuring charges	362	-
Non-cash accretion on marketable securities	12,354	899
Foreign exchange gain	(6,524)	(12,546)
Gain on sale of assets and other	(190)	(9)
Gain on sale of patents	(1,500)	-
Loss (gain) on Hortonworks warrants	39,150	(5,385)
Earnings in equity interests	(81,574)	(113,688)
Tax benefits from stock-based awards	1,192	-
Excess tax benefits from stock-based awards	(7,526)	-
Deferred income taxes	(37,794)	(44,296)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	172,677	151,772
Prepaid expenses and other	232,783	24,281
Accounts payable	2,844	(5,099)
Accrued expenses and other liabilities	(142,308)	(118,622)
Deferred revenue	8,376	(3,834)

Net cash provided by operating activities	365,768	214,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(76,399)	(61,147)
Proceeds from sales of property and equipment	300	937
Purchases of marketable securities	(1,871,316)	(1,457,036)
Proceeds from sales of marketable securities	47,374	52,436
Proceeds from maturities of marketable securities	1,369,836	1,503,562
Proceeds from sales of patents	1,500	-
Purchases of intangible assets	(1,177)	(52)
Proceeds from settlement of derivative hedge contracts	36,028	8,223
Payments for settlement of derivative hedge contracts	(3,024)	(1,078)
Other investing activities, net	(58)	156

Net cash (used in) provided by investing activities	$(496,936)	$46,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

Yahoo! Inc.

Condensed Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
	2016	2017

	(Unaudited, in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$4,754	$3,095
Excess tax benefits from stock-based awards	7,526	-
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(42,139)	(67,901)
Distributions to noncontrolling interests	-	(3,823)
Other financing activities, net	(3,637)	(3,126)

Net cash used in financing activities	(33,496)	(71,755)

Effect of exchange rate changes on cash and cash equivalents	12,357	20,743
Net change in cash and cash equivalents	(152,307)	209,444
Cash and cash equivalents at beginning of period	1,631,911	1,119,469

Cash and cash equivalents at end of period	$1,479,604	$1,328,913

NON-CASH ACTIVITIES:
Change in non-cash acquisitions of property and equipment	$6,333	$(1,564)

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited financial statements for the year ended December 31, 2016, but does not include all disclosures required by U.S. GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

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

TAC consists of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo Properties. TAC is either recorded as a reduction to revenue or as cost of revenue — TAC. TAC related to the Microsoft Search Agreement was recorded as a reduction to revenue for reporting periods through March 31, 2016. Beginning in the second quarter of 2016, TAC related to the Microsoft Search Agreement is recorded as cost of revenue — TAC in markets that have completed the transition of exclusive sales responsibilities to Microsoft for paid search services to premium advertisers pursuant to the Eleventh Amendment as described above.

The table below presents how the Company accounted for amounts paid to Affiliates related to the Microsoft Search Agreement in transitioned markets and shows the impact of the implementation of the Eleventh Amendment in transitioned markets (in thousands):

	Three Months Ended March 31,
	2016	2017

Cost of revenue — TAC in transitioned markets(*)	$-	$303,799
Reduction to revenue in transitioned markets	$271,328	$-

(*)	For the three months ended March 31, 2017, cost of revenue — TAC included $257 million in the Americas segment, $45 million in the EMEA segment, and $2 million in the Asia Pacific segment.

See Note 16 — “Microsoft Search Agreement” for a description of the Search Agreement with Microsoft.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The new standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values. The new guidance on the classification and measurement will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-01 on the consolidated financial statements and currently anticipates the new guidance would significantly impact its consolidated statements of operations and consolidated statements of comprehensive income (loss) as the Company’s marketable equity securities, primarily the Company’s investments in Alibaba Group Holding Limited (“Alibaba Group”), Hortonworks Inc. (“Hortonworks”), and Snap Inc. (“Snap”) are currently classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” as part of its simplification initiative, which involves several aspects of accounting for share-based payment transactions, including the income tax effects, statutory withholding requirements, forfeitures, and classification on the statement of cash flows. Under ASU 2016-09, stock based compensation excess benefits, net of detriments (if any) are now recorded to the condensed consolidated statements of operations. The ASU is effective for public companies for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2017. The primary impact of adoption was the recognition of the cumulative tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable. As a result, the Company’s condensed consolidated balance sheet was adjusted on a modified retrospective basis as of the beginning of the period of adoption, resulting in an increase to retained earnings of approximately $108 million. Also, prospectively beginning January 1, 2017, excess tax benefits, net of detriments have been reflected as an income tax benefit/expense in the condensed consolidated statements of operations resulting in a $13 million tax benefit in the three months ended March 31, 2017. The Company’s adoption of this ASU also resulted in associated excess tax benefits being classified as an operating activity in the same manner as other cash flows related to income taxes in the statement of cash flows prospectively beginning January 1, 2017. Based on the adoption methodology applied, the statement of cash flows classification of prior periods has not been adjusted. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on the Company’s condensed consolidated cash flows statements since such cash flows have historically been presented as a financing activity. Additional amendments to the accounting for minimum statutory withholding tax requirements had no impact to the Company’s condensed consolidated financial statements. In addition, the Company did not change its accounting principles relative to elements of this standard and continued its existing practice of estimating the number of awards that will be forfeited.

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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles — Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment,” which eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The ASU is effective for reporting periods beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s consolidated financial position, results of operations and cash flows.

Note 2    Marketable Securities, Investments and Fair Value Disclosures

The following tables summarize the available-for-sale securities (in thousands):

	December 31, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value

Government and agency securities	$650,344	$43	$(903)		$649,484
Corporate debt securities, commercial paper, time deposits, and bank certificates of deposit	6,144,991	812	(4,655)		6,141,148
Alibaba Group equity securities	2,713,484	30,967,395	-		33,680,879
Hortonworks equity securities	26,246	5,713	-		31,959
Other corporate equity securities	8,093	69	(3,057) (	*)	5,105

Total available-for-sale marketable securities	$9,543,158	$30,974,032	$(8,615)		$40,508,575

(*)	Relates to the other corporate equity securities in an unrealized loss position for less than 12 months.

	March 31, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value

Government and agency securities	$532,678	$21	$(980)		$531,719
Corporate debt securities, commercial paper, time deposits, and bank certificates of deposit	6,162,799	1,074	(3,277)		6,160,596
Alibaba Group equity securities	2,713,484	38,646,375	-		41,359,859
Hortonworks equity securities	26,246	11,481	-		37,727
Snap equity securities	50,000	53,749	-		103,749
Other corporate equity securities	8,150	-	(3,042)	(*)	5,108

Total available-for-sale marketable securities	$9,493,357	$38,712,700	$(7,299)		$48,198,758

(*)	Relates to the other corporate equity securities in an unrealized loss position for less than 12 months.

	December 31, 2016	March 31, 2017

Reported as:
Short-term marketable securities	$5,700,925	$5,582,149
Long-term marketable securities	1,089,707	1,110,166
Investment in Alibaba Group	33,680,879	41,359,859
Other long-term assets and investments	37,064	146,584

Total	$40,508,575	$48,198,758

Short-term, highly liquid investments of $415 million and $632 million as of December 31, 2016 and March 31, 2017, respectively, included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial as the carrying value approximates fair value because of the short maturity of those instruments. Realized gains and losses from sales of available-for-sale marketable debt securities were not material for both the three months ended March 31, 2016 and 2017.

The remaining contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31, 2016	March 31, 2017

Due within one year	$5,700,925	$5,582,149
Due after one year through five years	1,089,707	1,110,166

Total available-for-sale marketable debt securities	$6,790,632	$6,692,315

The following tables show all available-for-sale marketable debt securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Government and agency securities	$543,605	$(903)	$-	$-	$543,605	$(903)
Corporate debt securities, commercial paper, and bank certificates of deposit	2,355,935	(4,638)	46,438	(17)	2,402,373	(4,655)

Total available-for-sale marketable debt securities	$2,899,540	$(5,541)	$46,438	$(17)	$2,945,978	$(5,558)

	March 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Government and agency securities	$486,628	$(980)	$-	$-	$486,628	$(980)
Corporate debt securities, commercial paper, and bank certificates of deposit	2,380,497	(3,265)	32,038	(12)	2,412,535	(3,277)

Total available-for-sale marketable debt securities	$2,867,125	$(4,245)	$32,038	$(12)	$2,899,163	$(4,257)

The Company’s investment portfolio includes equity securities of Alibaba Group, Snap, Hortonworks and other corporate equity securities, as well as liquid high-quality fixed income debt securities including government, agency and corporate debt, money market funds, commercial paper, certificates of deposit and time deposits held with financial institutions. The fair value of any debt or equity security will vary over time and is subject to a variety of market risks including: macro-economic, regulatory, industry, company performance, and systemic risks of the equity markets overall. Consequently, the carrying value of the Company’s investment portfolio will vary over time as the value of the various marketable securities changes.

Investments in instruments that earn a fixed rate or a floating rate carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Fixed income securities may have their fair value adversely impacted due to a deterioration of the credit quality of the issuer. The longer the term of the securities, the more susceptible they are to changes in market rates.

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

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of December 31, 2016 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total

Money market funds(1)	$375,286	$-	$-	$375,286
Available-for-sale marketable debt securities:
Government and agency securities(1)	-	649,484	-	649,484
Commercial paper and bank certificates of deposit(1)	-	3,008,971	-	3,008,971
Corporate debt securities(1)	-	3,132,177	-	3,132,177
Time deposits(1)	-	39,598	-	39,598
Available-for-sale equity securities:
Other corporate equity securities (2)	5,105	-	-	5,105
Alibaba Group equity securities	33,680,879	-	-	33,680,879
Hortonworks equity securities(2)	31,959	-	-	31,959
Hortonworks warrants	-	-	28,815	28,815
Foreign currency derivative contracts(3)	-	11,684	-	11,684

Financial assets at fair value	$34,093,229	$6,841,914	$28,815	$40,963,958
Liabilities
Foreign currency derivative contracts(3)	-	(9,333)	-	(9,333)

Total financial assets and liabilities at fair value	$34,093,229	$6,832,581	$28,815	$40,954,625

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of March 31, 2017 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total

Money market funds(1)	$533,768	$-	$-	$533,768
Available-for-sale marketable debt securities:
Government and agency securities(1)	-	531,719	-	531,719
Commercial paper and bank certificates of deposit(1)	-	2,892,727	-	2,892,727
Corporate debt securities(1)	-	3,313,247	-	3,313,247
Time deposits(1)	-	52,605	-	52,605
Available-for-sale equity securities:
Other corporate equity securities (2)	5,108	-	-	5,108
Alibaba Group equity securities	41,359,859	-	-	41,359,859
Snap equity securities(2)	51,875	51,874	-	103,749
Hortonworks equity securities(2)	37,727	-	-	37,727
Hortonworks warrants	-	-	34,200	34,200
Foreign currency derivative contracts(3)	-	1,327	-	1,327

Financial assets at fair value	$41,988,337	$6,843,499	$34,200	$48,866,036
Liabilities
Foreign currency derivative contracts(3)	-	(17,210)	-	(17,210)

Total financial assets and liabilities at fair value	$41,988,337	$6,826,289	$34,200	$48,848,826

(1)

The money market funds, government and agency securities, commercial paper and bank certificates of deposit, corporate debt securities, and time deposits are classified as part of either cash and cash equivalents or short or long-term marketable securities on the condensed consolidated balance sheets.

(2)	Hortonworks, Snap and other corporate equity securities are classified as part of other long-term assets and investments on the condensed consolidated balance sheets.

(3)

Foreign currency derivative contracts are classified as part of either current or noncurrent assets or liabilities on the condensed consolidated balance sheets. The notional amounts of the foreign currency derivative contracts were: $0.6 billion, including contracts designated as net investment hedges of $0.2 billion, as of December 31, 2016; and $0.4 billion, including contracts designated as net investment hedges of $0.2 billion, as of March 31, 2017.

The amount of cash included in cash and cash equivalents as of December 31, 2016 and March 31, 2017 was $705 million and $697 million, respectively.

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

Activity between Levels of the Fair Value Hierarchy

During the year ended December 31, 2016 and the three months ended March 31, 2017, the Company did not make any transfers between Level 1, Level 2, and Level 3 assets or liabilities.

Hortonworks Warrants

The estimated fair value of the Hortonworks warrants was $29 million and $34 million as of December 31, 2016 and March 31, 2017, respectively, which is included in other long-term assets and investments on the condensed consolidated balance sheets. During the three months ended March 31, 2016 and 2017, the Company recorded a loss of $39 million and a gain of $5 million, respectively, due to the change in estimated fair value of the Hortonworks warrants during the respective periods, which was included within other (expense) income, net in the Company’s condensed consolidated statements of operations. The estimated fair value of the Hortonworks warrants was determined using a Black-Scholes model.

Assets and Liabilities at Fair Value on a Nonrecurring Basis

Convertible Senior Notes

In 2013, the Company issued $1.4 billion aggregate principal amount of 0.00% Convertible Senior Notes due in 2018 (the “Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate estimated fair value of the Notes as of both December 31, 2016 and March 31, 2017 was $1.3 billion. The estimated fair value of the Notes was determined on the basis of quoted market prices observable in the market and is considered Level 2 in the fair value hierarchy. See Note 10 — “Convertible Notes” for additional information related to the Notes.

Other Investments

As of December 31, 2016 and March 31, 2017, the Company held approximately $83 million and $33 million, respectively, of investments in equity securities of privately-held companies that are accounted for using the cost method. These investments are included within other long-term assets and investments on the condensed consolidated balance sheets. Such investments are reviewed periodically for impairment.

In March 2017, Snap Inc. (“Snap”) completed its initial public offering (“IPO”) and its Class A common shares are now listed for trading on the New York Stock Exchange (“NYSE”). As a result, the Company’s investment in Snap, which consists of both Class A and Class B common shares, is no longer included in investments in equity securities of privately-held companies that are accounted for using the cost method. Commencing with Snap’s IPO, the Company reflects its investment in Snap as an available-for-sale equity security on the condensed consolidated balance sheet and adjusts the investment to fair value each quarterly reporting period with changes in fair value recorded within other comprehensive (loss) income, net of tax. The Company obtains the fair value of its investment in Class B common shares using the quoted prices of Snap’s Class A common shares on the NYSE since the shares are convertible into Class A common shares. Accordingly, the investment balance in Class B common shares is classified as a Level 2 fair value measurement in the fair value hierarchy as the Company is using the quoted prices for similar assets in active markets to calculate the fair value of its investment in Class B common shares of Snap.

Note 3    Consolidated Financial Statement Details

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31, 2016	March 31, 2017

Unrealized gains on available-for-sale securities, net of tax	$18,376,965	$22,964,176
Unrealized losses on cash flow hedges, net of tax	(19)	(19)
Foreign currency translation adjustments, net of tax	100,947	(351,899)

Accumulated other comprehensive income	$18,477,893	$22,612,258

Noncontrolling Interests

Noncontrolling interests were as follows (in thousands):

	March 31, 2016	March 31, 2017

Beginning noncontrolling interests	$35,883	$34,793
Distributions to noncontrolling interests	-	(3,823)
Net income attributable to noncontrolling interests	942	506

Ending noncontrolling interests	$36,825	$31,476

Other (Expense) Income, Net

Other (expense) income, net was as follows (in thousands):

	Three Months Ended March 31,
	2016	2017

Interest and investment income	$11,482	$20,582
Interest expense	(18,393)	(18,844)
(Loss) gain on Hortonworks warrants	(39,150)	5,385
Foreign exchange (loss) gain	(2,138)	9,702
Other	783	1,997

Total other (expense) income, net	$(47,416)	$18,822

Interest and investment income consists of income earned from cash and cash equivalents in bank accounts and investments made in marketable debt securities.

Interest expense is related to the Notes and notes payable related to building and capital lease obligations for data centers.

During the three months ended March 31, 2016 and 2017, the Company recorded a loss of $39 million and a gain of $5 million,

respectively, due to the change in estimated fair value of the Hortonworks warrants during the respective periods. Changes in the estimated fair value of the Hortonworks warrants are recorded within other (expense) income, net in the Company’s condensed consolidated statements of operations. See Note 2 — “Marketable Securities, Investments and Fair Value Disclosures” for additional information.

Foreign exchange (loss) gain consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, and unrealized and realized foreign currency transaction gains and losses, including gains and losses related to balance sheet hedges.

Other consists of gains from other non-operational items.

Reclassifications Out of Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2016 were as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income

Realized losses on cash flow hedges, net of tax	$501	Revenue
Realized losses on available-for-sale securities, net of tax	202	Other (expense) income, net

Total reclassifications for the period	$703

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2017 were as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income

Realized losses on available-for-sale securities, net of tax	$178	Other (expense) income, net
Realized gains on foreign currency translation adjustments (“CTA”):
Liquidation of foreign subsidiary CTA reclassification	(493)	Other (expense) income, net

Total reclassifications for the period	$(315)

Note 4     Acquisitions and Dispositions

The Company did not make any acquisitions during the three months ended March 31, 2016 or 2017.

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

The amounts allocated to the license of the Existing Patents are being recorded as revenue over the four-year payment period under the license when payments are due. The amounts allocated to the Capture Period Patents are being recorded as revenue over the five-year capture period. The Company recognized $22 million in revenue related to the Existing Patents and the Capture Period Patents during both the three months ended March 31, 2016 and 2017.

The Company sold certain patents and recorded gains on sales of patents of approximately $2 million for the three months ended March 31, 2016.

Pending Sale of the Operating Business to Verizon Communications Inc.

On July 23, 2016, the Company entered into a Stock Purchase Agreement (the “Original Stock Purchase Agreement”) with Verizon Communications Inc. (“Verizon”), pursuant to which the Company has agreed to sell, and Verizon has agreed to purchase (the “Sale Transaction”), all of the outstanding shares of Yahoo Holdings, Inc., a newly formed wholly-owned subsidiary of the Company (“Yahoo Holdings”) (and prior to the sale of Yahoo Holdings to cause Yahoo Holdings to sell to a foreign subsidiary of Verizon all of the equity interests in a foreign subsidiary of Yahoo Holdings that will hold certain foreign subsidiaries relating to the Company’s operating business), which, immediately prior to the consummation of the Sale Transaction, will own the Company’s operating business. Under the Original Stock Purchase Agreement, the aggregate consideration to be paid to the Company by Verizon in connection with the Sale Transaction was $4,825,800,000 in cash, subject to certain adjustments as provided in the Original Stock Purchase Agreement.

Concurrently with the execution of the Original Stock Purchase Agreement, the Company entered into a Reorganization Agreement (the “Original Reorganization Agreement”) with Yahoo Holdings, pursuant to which the Company will transfer to Yahoo Holdings prior to the consummation of the Sale Transaction all of its assets and liabilities relating to its operating business, other than specified excluded assets and retained liabilities (the “Reorganization”).

On February 20, 2017, the Company and Verizon entered into an Amendment to the Stock Purchase Agreement amending the Original Stock Purchase Agreement (the “SPA Amendment” and, together with the Original Stock Purchase Agreement, the “Amended Stock Purchase Agreement”), and, concurrently with the execution of the SPA Amendment, the Company and Yahoo Holdings entered into an Amendment to the Reorganization Agreement amending the Original Reorganization Agreement (the “RA Amendment”). Additionally, concurrently with the execution of the SPA Amendment and the RA Amendment, the Company, Yahoo Holdings, and Verizon entered into a Settlement and Release Agreement (the “Settlement and Release Agreement”).

The SPA Amendment, among other things, (i) reduced the consideration to be paid by Verizon to the Company in connection with the Sale Transaction by $350,000,000 to $4,475,800,000, (ii) provided that certain data security incidents to which the Company has been subject will be disregarded for purposes of determining whether certain closing conditions have been satisfied and in determining whether a “Business Material Adverse Effect” has occurred, and (iii) provided that the date after which each of Yahoo and Verizon may terminate the Amended Stock Purchase Agreement if the Closing (as defined in the Amended Stock Purchase Agreement) has not occurred has been extended to July 24, 2017.

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

Upon completion of the Sale Transaction, Verizon will also receive for its benefit and that of its current and certain of its future affiliates, a non-exclusive, worldwide, perpetual, royalty-free license to certain intellectual property not core to the operating business held by Excalibur IP, LLC, a wholly-owned subsidiary of the Company (“Excalibur”), that is not being transferred to Yahoo Holdings with the operating business.

The excluded assets include the Company’s cash and marketable securities as of the closing of the Sale Transaction, the Company’s shares in Alibaba Group and Yahoo Japan, certain other minority equity investments, and all of the equity in Excalibur. The retained liabilities will include the Notes, securityholder litigation, certain director and officer indemnification obligations, and, pursuant to the RA Amendment, 50 percent of certain post-closing cash liabilities related to certain data security incidents and other data breaches incurred by the Company. Following the closing of the Sale Transaction, the excluded assets and retained liabilities will remain in the Company which will be renamed Altaba Inc. and will become an independent, publicly traded, management investment company registered under the Investment Company Act of 1940.

The closing of the Sale Transaction is subject to certain conditions, including, among others, the approval of the Sale Transaction by the Company’s stockholders, the closing of the Reorganization, and certain other customary closing conditions. The special meeting of the Company’s stockholders at which they will vote whether to approve the Sale Transaction has been scheduled for June 8, 2017.

Note 5     Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2017 were as follows (in thousands):

	Americas(1)	EMEA(2)	Asia Pacific(3)	Total

Net balance as of January 1, 2017	$123,985	$-	$291,824	$415,809
Foreign currency translation adjustments	-	-	14,654	14,654

Net balance as of March 31, 2017	$123,985	$-	$306,478	$430,463

(1)	Gross goodwill balance for the Americas segment was $4.4 billion as of March 31, 2017. The Americas segment includes accumulated impairment losses of $4.3 billion as of March 31, 2017.

(2)	Gross goodwill balance for the EMEA segment was $1.2 billion as of March 31, 2017. The EMEA segment includes accumulated impairment losses of $1.2 billion as of March 31, 2017.

(3)	Gross goodwill balance for the Asia Pacific segment was $465 million as of March 31, 2017. The Asia Pacific segment includes accumulated impairment losses of $159 million as of March 31, 2017.

Given the partial impairment recorded in the Tumblr reporting unit in 2016, it is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the remaining goodwill of the Tumblr reporting unit to become impaired. In addition, a future decline in market conditions and/or changes in the Company’s market share could negatively impact the market comparables, estimated future cash flows and discount rates used in the market and income approaches to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

Note 6    Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2016	March 31, 2017
		Gross Carrying	Accumulated	Net
	Net	Amount	Amortization(*)

Customer, affiliate, and advertiser related relationships	$102,765	$349,293	$(256,826)	$92,467
Developed technology and patents	47,243	122,182	(82,588)	39,594
Tradenames, trademarks, and domain names	11,636	66,631	(56,268)	10,363

Total intangible assets, net	$161,644	$538,106	$(395,682)	$142,424

(*)	Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $18 million as of March 31, 2017.

For the three months ended March 31, 2016 and 2017, the Company recognized amortization expense for intangible assets of $32 million and $19 million, respectively, including $14 million and $8 million in cost of revenue — other for the three months ended March 31, 2016 and 2017, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2017 and each of the succeeding years is as follows: nine months ending December 31, 2017: $56 million; 2018: $55 million; 2019: $30 million; 2020: $1 million; 2021 and cumulatively thereafter: less than $1 million.

Note 7    Basic and Diluted Net (Loss) Income Attributable to Yahoo! Inc. Common Stockholders per Share

Basic and diluted net (loss) income attributable to Yahoo! Inc. common stockholders per share is computed using the weighted average number of common shares outstanding during the period, excluding net income attributable to participating securities (restricted stock units granted under the Directors’ Stock Plan (the “Directors’ Plan”)). Diluted net (loss) income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the treasury stock method and consist of unvested restricted stock and the incremental common shares issuable upon the exercise of stock options. As a result of the adoption of ASU 2016-09, the excess tax benefit from stock-based awards is no longer included in the calculation of diluted shares under the treasury stock method. This has been applied prospectively.

The Company takes into account the effect on consolidated net (loss) income per share of dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method.

For the three months ended March 31, 2017, potentially dilutive securities representing approximately 2 million shares of common stock were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

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

The denominator for diluted net (loss) income per share also does not include any effect from the note hedges. In future periods, the denominator for diluted net (loss) income per share will exclude any effect of the note hedges, if their effect would be anti-dilutive. In the event an actual conversion of any or all of the Notes occurs, the shares that would be delivered to the Company under the note hedges are designed to neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 10 — “Convertible Notes” for additional information.

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2017

Basic:
Numerator:
Net (loss) income attributable to Yahoo! Inc.	$(99,232)	$99,434

Net (loss) income attributable to Yahoo! Inc. common stockholders — basic	$(99,232)	$99,434

Denominator:
Weighted average common shares	945,719	955,859

Net (loss) income attributable to Yahoo! Inc. common stockholders per share — basic	$(0.10)	$0.10

Diluted:
Numerator:
Net (loss) income attributable to Yahoo! Inc.	$(99,232)	$99,434
Less: Net income attributable to participating securities	-	(1)
Less: Effect of dilutive securities issued by equity investees	-	(1,256)

Net (loss) income attributable to Yahoo! Inc. common stockholders — diluted	$(99,232)	$98,177

Denominator:
Denominator for basic calculation	945,719	955,859
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock units	-	4,810
Stock options	-	2,500

Denominator for diluted calculation	945,719	963,169

Net (loss) income attributable to Yahoo! Inc. common stockholders per share — diluted	$(0.10)	$0.10

Note 8    Investments in Equity Interests Accounted for Using the Equity Method of Accounting

The following table summarizes the Company’s investments in equity interests using the equity method of accounting (dollars in thousands):

	December 31, 2016	Percent Ownership	March 31, 2017	Percent Ownership

Yahoo Japan	$3,192,884	35.5%	$2,841,100	35.5%

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

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was $9.3 billion as of March 31, 2017.

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

	Three Months Ended December 31,
	2015	2016

	(In thousands)
Operating data:
Revenue	$958,861	$1,232,624
Gross profit	$754,739	$959,969
Income from operations	$344,951	$450,513
Net income	$234,514	$320,141
Net income attributable to Yahoo Japan	$234,663	$321,283

	September 30,	December 31,
	2016	2016

	(In thousands)
Balance sheet data:
Current assets	$7,155,657	$6,749,240
Long-term assets	$4,332,498	$3,823,752
Current liabilities	$2,866,924	$2,878,140
Long-term liabilities	$435,253	$380,635
Noncontrolling interests	$209,363	$176,597

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $62 million and $66 million for the three months ended March 31, 2016 and 2017, respectively. As of both December 31, 2016 and March 31, 2017, the Company had net receivable balances from Yahoo Japan of approximately $46 million.

Note 9    Foreign Currency Derivative Financial Instruments

The Company uses derivative financial instruments, primarily forward contracts and option contracts, to mitigate risk associated with adverse movements in foreign currency exchange rates.

The Company records all derivatives in the condensed consolidated balance sheets at fair value, with assets included in prepaid expenses and other current assets or other long-term assets, and liabilities included in accrued expenses and other current liabilities or other long-term liabilities. The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The effective portions of net investment hedges are recorded in other comprehensive (loss) income as a part of the cumulative translation adjustment. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income until the hedged item is recognized in revenue on the condensed consolidated statements of operations when the underlying hedged revenue is recognized. Any ineffective portions of net investment hedges and cash flow hedges are recorded in other (expense) income, net on the Company’s condensed consolidated statements of operations. For balance sheet hedges, changes in the fair value are recorded in other (expense) income, net on the Company’s condensed consolidated statements of operations.

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

Designated as Hedging Instruments

Net Investment Hedges. The Company currently hedges, on an after-tax basis, a portion of its net investment in Yahoo Japan with forward contracts to reduce the risk that its investment in Yahoo Japan will be adversely affected by foreign currency exchange rate fluctuations. The total of the after-tax net investment hedge was less than the Yahoo Japan investment balance as of both December 31, 2016 and March 31, 2017. As such, the net investment hedge was considered to be effective.

Cash Flow Hedges. The Company entered into foreign currency forward contracts designated as cash flow hedges of varying maturities through April 30, 2017. The cash flow hedges were considered to be effective as of December 31, 2016 and March 31, 2017. All of the forward contracts designated as cash flow hedges that were settled were reclassified to revenue during both the three months ended March 31, 2016 and 2017. All current outstanding cash flow hedges have been reclassified into revenue during the three months ended March 31, 2017. For the three months ended March 31, 2016 and 2017, the amounts recorded in other (expense) income, net as a result of hedge ineffectiveness were not material.

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

Notional amounts of the Company’s outstanding derivative contracts as of December 31, 2016 and March 31, 2017 were as follows (in millions):

	December 31,	March 31,
	2016	2017

Derivatives designated as hedging instruments:
Net investment hedge forward and option contracts	$200	$200
Cash flow hedge forwards	$19	$25
Derivatives not designated as hedging instruments:
Balance sheet hedges	$342	$195

Foreign currency derivative activity for the three months ended March 31, 2016 was as follows (in millions):

	Beginning Fair Value	Settlement Payment (Receipt), Net	Gain (Loss) Recorded in Other (Expense) Income, Net	Gain (Loss) Recorded in Other Comprehensive (Loss) income		Gain (Loss) Recorded in Revenue	Ending Fair Value

Derivatives designated as hedging instruments:
Net investment hedges	$74	$(31)	$-	$(48)	(*)	$-	$(5)
Cash flow hedges	$2	$(1)	$-	$(3)		$(1)	$(3)
Derivatives not designated as hedging instruments:
Balance sheet hedges	$2	$(1)	$(2)	$-		$-	$(1)

(*)

This amount does not reflect the tax impact of $17 million recorded during the three months ended March 31, 2016. The $31 million after tax impact of the loss recorded within other comprehensive (loss) income was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

Foreign currency derivative activity for the three months ended March 31, 2017 was as follows (in millions):

	Beginning Fair Value	Settlement Payment (Receipt), Net	Gain (Loss) Recorded in Other (Expense) Income, Net	Gain (Loss) Recorded in Other Comprehensive (Loss) income		Gain (Loss) Recorded in Revenue	Ending Fair Value

Derivatives designated as hedging instruments:
Net investment hedges	$(9)	$-	$-	$(9) (	*)	$-	$(18)
Cash flow hedges	$-	$-	$-	$-		$-	$-
Derivatives not designated as hedging instruments:
Balance sheet hedges	$11	$(7)	$(2)	$-		$-	$2

(*)

This amount does not reflect the tax impact of $3 million recorded during the three months ended March 31, 2017. The $6 million after tax impact of the loss recorded within other comprehensive (loss) income was included in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

Foreign currency derivative contracts balance sheet location and ending fair value was as follows (in millions):

	Balance Sheet		December 31,		March 31,
	Location		2016		2017

Derivatives designated as hedging instruments:
Net investment hedges	Asset(1)	$	-	$	-
	Liability(2)	$	(9)	$	(18)
Cash flow hedges	Asset(1)	$	-	$	-
	Liability(2)	$	-	$	-
Derivatives not designated as hedging instruments:
Balance sheet hedges	Asset(1)	$	12	$	2
	Liability(2)	$	(1)	$	-

(1)	Included in prepaid expenses and other current assets or other long-term assets on the condensed consolidated balance sheets.

(2)	Included in accrued expenses and other current liabilities or other long-term liabilities on the condensed consolidated balance sheets.

Note 10    Convertible Notes

0.00% Convertible Senior Notes

As of March 31, 2017, the Company had $1.4 billion in principal amount of Notes outstanding. The Notes are senior unsecured obligations of Yahoo, the Notes do not bear regular interest, and the principal amount of the Notes was issued at par value. The Notes mature on December 1, 2018, unless previously purchased or converted in accordance with their terms prior to such date. The Company may not redeem the Notes prior to maturity. However, holders of the Notes may convert them at certain times and upon the occurrence of certain events in the future, as outlined in the indenture governing the Notes (the “Indenture”). Holders of the Notes who convert in connection with a “make-whole fundamental change,” as defined in the Indenture, may require Yahoo to purchase for cash all or any portion of their Notes at a purchase price equal to 100 percent of the principal amount, plus accrued and unpaid special interest as defined in the Indenture, if any. The Notes are convertible, subject to certain conditions, into shares of Yahoo common stock at an initial conversion rate of 18.7161 shares per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $53.43 per share), subject to adjustment upon the occurrence of certain events. Upon conversion of the Notes, holders will receive cash, shares of Yahoo’s common stock or a combination thereof, at Yahoo’s election. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock with respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread). As of March 31, 2017, none of the conditions allowing holders of the Notes to convert had been met.

The Notes consist of the following (in thousands):

	December 31,	March 31,
	2016	2017

Liability component:
Principal	$1,437,500	$1,437,500
Less: note discount	(137,555)	(120,388)

Net carrying amount	$1,299,945	$1,317,112

Equity component (*)	$305,569	$305,569

(*)	Recorded on the condensed consolidated balance sheets within additional paid-in capital.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2016	2017

Accretion of convertible note discount	$16,290	$17,167

The fair value of the Notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of debt instruments (carrying value excludes the equity component of the Notes classified in equity) were as follows (in thousands):

	December 31, 2016		March 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value

Convertible senior notes	$1,314,876	$1,299,945	$1,329,882	$1,317,112

Note 11    Commitments and Contingencies

Lease Commitments. The Company leases office space and data centers under operating and capital lease agreements with original lease periods of up to 16 years which expire between 2017 and 2025. A summary of gross and net lease commitments as of March 31, 2017 was as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments

Nine months ending December 31, 2017	$77	$(11)	$66
Years ending December 31,
2018	76	(12)	64
2019	62	(9)	53
2020	48	(7)	41
2021	38	(6)	32
2022	27	(2)	25
Due after 5 years	60	-	60

Total gross and net lease commitments	$388	$(47)	$341

Capital Lease
Commitments

Nine months ending December 31, 2017	$8
Years ending December 31,
2018	9
2019	5
2020	-
2021	-
2022	-
Due after 5 years	3

Gross capital lease commitments	$25

Less: interest	4

Net capital lease commitments included in other accrued expenses and current liabilities and other long-term liabilities	$21

Affiliate Commitments. The Company is obligated to make payments, which represent traffic acquisition costs (“TAC”), to its Affiliates. As of March 31, 2017, these commitments totaled $850 million, of which $225 million will be payable in the remainder of 2017, $300 million will be payable in 2018, $300 million will be payable in 2019, and $25 million will be payable in 2020.

Non-cancelable Obligations. The Company is obligated to make payments under various non-cancelable arrangements with vendors and other business partners, principally for marketing, bandwidth, co-location, and content arrangements. As of March 31, 2017, these commitments totaled $168 million, of which $81 million will be payable in the remainder of 2017, $58 million will be payable in 2018, $16 million will be payable in 2019, $4 million will be payable in 2020, $2 million will be payable in 2021, and $7 million will be payable in 2022.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $4 million through 2023.

Note Payable Obligations. The Company is obligated to make payments for notes payable related to two buildings in Sunnyvale, California. The estimated timing and amounts of payments totaled $51 million, of which $4 million will be payable in the remainder of 2017, $5 million will be payable in each year from 2018 through 2021, $6 million will be payable in 2022, and $21 million will be payable thereafter.

Standby Letters of Credit. As of March 31, 2017, the Company had outstanding potential obligations relating to standby letters of credit of $34 million. Standby letters of credit are financial guarantees provided by third parties for ongoing operating liabilities such as leases, utility bills, taxes, and insurance. If any letter of credit is drawn upon by a beneficiary, the Company is obligated to reimburse the provider of the guarantee. The standby letters of credit generally renew annually.

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

As of March 31, 2017, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

Legal Contingencies

Patent Matters. From time to time, third parties assert patent infringement claims against the Company. Currently, the Company is engaged in lawsuits regarding patent issues and has been notified of other potential patent disputes.

Stockholder and Securities Matters. On April 22, 2015, a stockholder action captioned Cathy Buch v. David Filo, et al., was filed in the Delaware Court of Chancery against the Company and certain of its current and former directors. The complaint asserts both derivative claims, purportedly on behalf of Yahoo, and class action claims, purportedly on behalf of the plaintiff and all similarly situated stockholders, relating to the termination of, and severance payments made to, the Company’s former chief operating officer, Henrique de Castro. The plaintiff claims that certain current and former board members allegedly violated or acquiesced in the violation of the Company’s Bylaws when Mr. de Castro was terminated without cause, and breached fiduciary duties by allowing Yahoo to make allegedly false and misleading statements regarding the value of his severance. The plaintiff has also asserted claims against Mr. de Castro. The plaintiff seeks to have the full Board reassess the propriety of terminating Mr. de Castro without cause, potentially leading to disgorgement in favor of the Company of the severance paid to Mr. de Castro, an equitable accounting, monetary damages, declaratory relief, injunctive relief, and an award of attorneys’ fees and costs. The Company and the individual defendants filed a motion to dismiss the action, which the Court denied in part and granted in part on July 27, 2016. On April 5, 2017, the Court denied the Company’s motion for partial judgment on the pleadings.

On January 27, 2016, a stockholder action captioned UCFW Local 1500 Pension Fund v. Marissa Mayer, et al., was filed in the U.S. District Court for the Northern District of California against the Company, and certain current and former officers and directors of the Company. On April 29, 2016, the plaintiff filed an amended complaint. The amended complaint asserts derivative claims, purportedly on behalf of Yahoo, for violations of the Investment Company Act of 1940, breach of fiduciary duty, unjust enrichment, violations of

Delaware General Corporation Law Section 124, and violations of California Business & Professions Code Section 17200. The amended complaint seeks to rescind Yahoo’s employment contracts with the individual defendants because those defendants allegedly caused Yahoo to illegally operate as an unregistered investment company. The plaintiff seeks disgorgement in favor of Yahoo, rescission, and an award of attorneys’ fees and costs. In addition, the amended complaint asserts a direct claim against Yahoo for alleged violation of Delaware General Corporation Law Section 124(1), based on the allegation that Yahoo has illegally operated as an unregistered investment company. Pursuant to this claim, the plaintiff seeks injunctive relief preventing Yahoo from entering into any future contracts, including any contracts to sell its assets. On October 19, 2016, the District Court dismissed the amended complaint, with leave to amend. On November 18, 2016, the plaintiff filed a second amended complaint seeking substantially the same relief as it did in the amended complaint. On February 10, 2017, the District Court dismissed the second amended complaint with prejudice. On March 10, 2017, the plaintiff filed a notice of appeal.

On January 24, 2017, a stockholder action captioned Madrack v. Yahoo! Inc., et al., was filed in the U.S. District Court for the Northern District of California against the Company and certain of its current officers. On March 21, 2017, a similar stockholder action captioned Talukder v. Yahoo! Inc., et al., was filed in the U.S. District Court for the Northern District of California. The plaintiffs in both actions purport to represent a class of investors who purchased or otherwise acquired the Company’s stock between November 12, 2013 and December 14, 2016. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints allege that the Company’s public disclosures about its business, operations, and compliance policies were materially misleading in light of the Security Incidents discussed under “Security Incidents Contingencies” below. The complaints seek class certification, damages, interest, and an award of attorneys’ fees and costs. On April 24, 2017, the District Court consolidated the two actions, now styled as In re Yahoo! Inc. Securities Litigation, and appointed lead plaintiffs and lead counsel for plaintiffs.

On February 9, 2017, a stockholder derivative action captioned The LR Trust, et al. v. Marissa Mayer, et al., was filed in the Superior Court of California for the County of Santa Clara. On March 29, 2017, plaintiffs in that action filed an amended complaint. The amended complaint asserts claims for breach of fiduciary duty and indemnification, purportedly on behalf of the Company, against certain of the Company’s directors and officers. The amended complaint alleges that defendants failed to prevent and disclose the Security Incidents discussed under “Security Incidents Contingencies” below and caused or allowed the Company to issue materially false and misleading statements in its public filings and other public statements. The amended complaint seeks unspecified damages, to appoint a third party to review the terms of the proposed transaction with Verizon and the proxy statement filed in connection with the proposed transaction prior to the closing of the Sale Transaction, disgorgement of profits and compensation obtained by the defendants, an award of attorneys’ fees and costs, and other equitable relief.

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

On February 20, 2017, a stockholder derivative action captioned Oklahoma Firefighters Pension and Retirement System v. Eric Brandt, et al., was filed in the Delaware Court of Chancery purportedly on behalf of the Company and against certain of its current officers and directors. The complaint asserts derivative claims for breach of fiduciary duty. The complaint alleges the defendants violated their fiduciary duties by, among other things, causing or allowing the Company to issue materially false and misleading public statements and failing to disclose the Security Incidents in the Company’s public disclosures and in representations and warranties provided to Verizon in connection with the Original Stock Purchase Agreement. The complaint seeks unspecified damages, equitable and injunctive relief, and an award to plaintiff of the costs and disbursements of the action, including but not limited to attorneys’ fees and expenses. On May 3, 2017, the Court appointed lead counsel and stayed the action in favor of the Spain and Westgaard actions currently pending in the Superior Court of California for the County of Santa Clara, described below.

On March 7, 2017, a stockholder derivative and class action captioned Spain v. Marissa Mayer, et al., was filed in the Superior Court of California for the County of Santa Clara. On March 16, 2017, a similar stockholder derivative and class action captioned Westgaard v. Marissa Mayer, et al., was filed in the Superior Court of California for the County of Santa Clara. The complaints assert claims for breach of fiduciary duty, purportedly on behalf of Yahoo, against certain of Yahoo’s current and former directors and officers. The complaints allege that defendants failed to prevent and disclose the Security Incidents discussed under “Security Incidents Contingencies” below and caused or allowed Yahoo to issue materially false and misleading statements in its public filings and other public statements. The complaints also assert claims of insider trading, purportedly on behalf of Yahoo, against certain defendants under California Corporations Code sections 25402 and 25403. The complaints also assert direct claims, purportedly on behalf of all current Yahoo stockholders, against the individual defendants for breach of fiduciary duty relating to public disclosures concerning the negotiation and approval of the Stock Purchase Agreement and against Verizon for aiding and abetting the individual defendants’ alleged breach of fiduciary duty. The complaints seek class certification, unspecified damages, to enjoin defendants from consummating the transactions contemplated by the Stock Purchase Agreement, an award of attorneys’ fees and costs, and other related injunctive and equitable forms of relief.

TCPA Litigation Concerning Yahoo Messenger. On March 21, 2014 and April 16, 2014, civil complaints were filed in the U.S. District Court for the Northern District of Illinois by plaintiffs Rachel Johnson and Zenaida Calderin, respectively, against the Company, alleging that the process by which Yahoo Messenger sends a notification SMS message in addition to delivering a user’s instant message to a recipient’s cellular telephone constitutes a violation of the Telephone Consumer Protection Act (“TCPA”), 47 U.S.C. § 227. The penalty per violation ranges from $500 to $1,500. The complaints, which were consolidated, seek statutory damages for a purported class of plaintiffs. In January 2016, the District Court denied class certification treatment proposed by plaintiff Calderin, who accepted a $1,500 offer of judgment to resolve her case in its entirety. The District Court certified a class proposed by plaintiff Johnson comprising more than 300,000 potential members. The Company sought permission from the United States Court of Appeals for the Seventh Circuit to appeal the District Court’s certification order, which the Court of Appeals denied. On March 1, 2017, the Company filed a motion for decertification of the class. No decision has been made on the merits of plaintiffs’ claims, which the Company is defending vigorously. The Company also previously defended related litigation in the United States District Court for the Southern District of California, which denied class certification in September 2015; that case was dismissed with prejudice in March 2016.

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

The Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters described above. The Company has also determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to the Company’s legal proceedings, including the matters described above, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of March 31, 2017 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo, its subsidiaries, directors, or officers in these matters, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against these claims.

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

To date, approximately 43 putative consumer class action lawsuits have been filed against the Company in U.S. federal and state courts, and in foreign courts, relating to the Security Incidents, two of which were voluntarily dismissed. The plaintiffs, who purport to represent various classes of users, generally claim to have been harmed by the Company’s alleged actions and/or omissions in connection with the Security Incidents and assert a variety of common law and statutory claims seeking monetary damages or other related relief.

In addition, as described above, two putative stockholder class actions have been filed against Yahoo, and certain officers of Yahoo, on behalf of persons who purchased or otherwise acquired the Company’s stock between November 12, 2013 and December 14, 2016, two additional putative class actions have been filed against certain current and former directors and officers of Yahoo on behalf of current shareholders of Yahoo, and six stockholder derivative actions have been filed purportedly on behalf of Yahoo against certain of its current and former directors and officers, each asserting claims related to the Security Incidents.

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

Note 12    Stockholders’ Equity and Employee Benefits

Stock Options. The Company’s Stock Plan, the Directors’ Plan, and stock-based awards assumed through acquisitions (including stock-based commitments related to continued service of acquired employees, such as holdbacks by Yahoo of shares of Yahoo common stock issued to founders of acquired companies in connection with certain of the Company’s acquisitions) are collectively referred to as the “Plans”. Stock option activity under the Company’s Plans for the three months ended March 31, 2017 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2016	4,494	$20.04
Options exercised(1)	(226)	$13.68
Options expired	(7)	$27.63
Options cancelled/forfeited	(4)	$14.88

Outstanding at March 31, 2017	4,257	$20.37

(1)	The Company generally issues new shares to satisfy stock option exercises.

As of March 31, 2017, there was $3 million of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.2 years.

Restricted Stock and Restricted Stock Units. Restricted stock and restricted stock unit activity under the Plans for the three months ended March 31, 2017 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share

Awarded and unvested at December 31, 2016(1)	22,250	$41.40
Granted(2)	6,793	$45.70
Vested	(3,635)	$34.94
Cancelled/forfeited	(2,128)	$37.85

Awarded and unvested at March 31, 2017(1)	23,280	$43.99

(1)

Includes the maximum number of shares issuable under the Company’s performance-based restricted stock unit awards (including future-year tranches for which performance goals had not been set) as of the date shown.

(2)

Includes the maximum number of shares issuable under the performance-based restricted stock unit awards granted during the three months ended March 31, 2017 (including future-year tranches for which performance goals had not been set during the period); excludes tranches of previously granted performance-based restricted stock units for which performance goals were set during the three months ended March 31, 2017.

As of March 31, 2017, there was $603 million of unamortized stock-based compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.7 years.

During the three months ended March 31, 2016 and 2017, 3.4 million shares and 3.6 million shares, respectively, that were subject to previously granted restricted stock units, vested. These vested restricted stock awards were net share settled. During the three months ended March 31, 2016 and 2017, the Company withheld 1.4 million shares and 1.5 million shares, respectively, based upon the Company’s closing stock price on the vesting date, to satisfy the Company’s tax withholding obligation relating to the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $42 million and $68 million, respectively, for the three months ended March 31, 2016 and 2017 and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Performance RSUs. In March 2017, the Compensation Committee approved a grant of annual financial performance-based RSU awards to Ms. Utzschneider and certain senior vice presidents, and established the 2017 annual performance goals for these awards as well as for the similar performance-based RSUs granted in February 2014, March 2015, and March 2016. The 2014, 2015, 2016, and 2017 performance-based RSU awards are generally eligible to vest in equal annual target amounts over four years (three years for Ms. Mayer’s prior awards) based on the Company’s attainment of annual financial performance goals as well as the executive’s continued employment through each vesting date. The number of shares that ultimately vest each year will range from 0 percent to 200 percent of the annual target amount, based on the Company’s performance. Annual financial performance metrics and goals are established for these RSU awards at the beginning of each year and the portion (or “tranche”) of each RSU award related to that year’s performance goal is treated as a separate annual grant for accounting purposes. The 2017 financial performance metrics (and their weightings) established for the performance RSUs are: GAAP revenue (one-third), revenue ex-TAC (one-third), and adjusted EBITDA (one-third). The grant date fair value of the first tranche of the March 2017 performance RSUs was $5 million, the grant date fair value of the second tranche of the March 2016 performance RSUs was $11 million, the grant date fair value of the third tranche of the March 2015 performance RSUs was $10 million, and the grant date fair value of the fourth tranche of the February 2014 performance RSUs was $2 million. These values are being recognized over the tranches’ twelve-month service periods. The Company began recording stock-based compensation expense for these tranches in March 2017, when the financial performance goals were established. All of the Company’s outstanding performance-based RSUs (including the March 2017 awards) provide that upon a “change in control” (as defined for purposes of the awards) during a performance year, the performance goals for that year will cease to apply and, instead, the tranche of the award relating to that year will automatically convert into a time-based tranche at the target number of shares for such year, with vesting contingent upon the executive’s continued employment through the end of the year, subject to acceleration in certain circumstances. The March 2017 awards are not subject to acceleration in connection with any termination of employment.

Stock Repurchases. In March 2015, the Board authorized a stock repurchase program with an authorized level of $2 billion. The March 2015 program, according to its terms, will expire in March 2018. The aggregate amount available under the March 2015 repurchase program was $2 billion at March 31, 2017. Repurchases under the repurchase program may take place in the open market, including under Rule 10b5-1 plans or in a tender offer, or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions. During the three month periods ended March 31, 2016 and 2017, the Company did not repurchase any of its outstanding common stock.

Note 13    Restructuring Charges, Net

Restructuring charges, net consists of employee severance pay and related costs, accelerations of stock-based compensation expense, facility restructuring costs, contract termination and other non-cash charges associated with the exit of facilities, as well as reversals of restructuring charges arising from changes in estimates.

For the three months ended March 31, 2016 and 2017, restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended March 31,
	2016	2017

Employee severance pay and related costs	$44,796	$251
Non-cancelable lease, contract termination, and other charges	5,904	5,828
Reversals of previous charges	(1,206)	(267)
Non-cash accelerations of stock-based compensation expense	7,374	-
Other non-cash charges (credits), net	362	-

Restructuring charges, net	$57,230	$5,812

The Company has implemented multiple restructuring plans to reduce its cost structure, align resources with its product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers. For the three months ended March 31, 2016, the Company recorded expense of $48 million, $7 million, and $2 million related to the Americas, EMEA, and Asia Pacific segments, respectively. For the three months ended March 31, 2017, the Company recorded expense of $5 million and approximately $1 million related to the Americas and EMEA segments, respectively.

The Company’s restructuring accrual activity for the three months ended March 31, 2017 is summarized as follows (in thousands):

Accrual balance as of December 31, 2016	$43,458
Restructuring charges	5,812
Cash paid	(10,288)
Foreign currency translation and other adjustments	157

Accrual balance as of March 31, 2017	$39,139

The $39 million restructuring liability as of March 31, 2017 consisted of $2 million for employee severance expenses, which the Company expects to pay out by the end of the second quarter of 2017, and $37 million related to non-cancelable lease costs, which the Company expects to pay over the terms of the related obligations through the fourth quarter of 2025, less estimated sublease income. Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2016	March 31, 2017

Americas	$38,041	$36,009
EMEA	5,263	2,799
Asia Pacific	154	331

Total restructuring accruals	$43,458	$39,139

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

The Company recorded income tax benefits of $35 million and $26 million for the three months ended March 31, 2016 and 2017, respectively. The income tax benefits for both periods were primarily due to the Company’s loss before income taxes and earnings in equity interests. The tax benefit for the three months ended March 31, 2017 also included stock-based compensation benefits recognized resulting from the adoption of ASU 2016-09. For implications of ASU 2016-09 adoption, see Note 1 – “The Company and Summary of Significant Accounting Policies” for additional information.

As of December 31, 2016, the Company distributed most of the cumulative earnings in its wholly owned foreign subsidiaries. As of March 31, 2017, there is no cumulative taxable temporary difference with respect to these foreign subsidiaries and therefore no incremental U.S. taxes were accrued. As of March 31, 2017, the Company does not have a plan to repatriate approximately $3.4 billion of earnings related to its equity method investment in Yahoo Japan. If the Company’s foreign earnings were to be distributed to the U.S. in the future, the Company may be subject to additional U.S. income taxes. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

The Company’s gross amount of unrecognized tax benefits as of March 31, 2017 was $1.1 billion, of which $0.8 billion is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of March 31, 2017 decreased by less than $1 million from the recorded balance as of December 31, 2016.

The Company is in various stages of examination and appeal in connection with its taxes both in the United States and in foreign jurisdictions. Those audits generally span tax years 2005 through 2015. As of March 31, 2017, the Company’s 2011 through 2015 U.S. federal income tax returns are currently under examination. The Company has appealed the proposed California Franchise Tax Board’s adjustments to the 2005 through 2008 returns, but no conclusions have been reached to date. The Company’s 2009 through 2010 California tax returns are currently under examination. The Company’s 2011 through 2015 tax years remain subject to examination by the California Franchise Tax Board for California tax purposes. While it is difficult to determine when the examinations will be settled or their final outcomes, certain audits in various jurisdictions are expected to be resolved in the foreseeable future. The Company believes that it has adequately provided for any reasonably foreseeable adverse adjustment to its tax returns and that any settlement will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows. It is reasonably possible that the Company’s unrecognized tax benefits could be reduced by up to approximately $9 million in the next twelve months.

As of December 31, 2016 and March 31, 2017, the Company accrued deferred tax liabilities of $13.6 billion and $16.8 billion, respectively, associated with the 384 million ordinary shares of Alibaba Group (“Alibaba Group shares”) retained by the Company. Such deferred tax liabilities are subject to periodic adjustments due to changes in the fair value of the Alibaba Group shares.

The Company may have additional tax liabilities in China related to the sale to Alibaba Group of 523 million Alibaba Group shares that took place during the year ended December 31, 2012 and related to the sale of the 140 million Alibaba Group American Depositary Shares in Alibaba Group’s initial public offering that took place during the year ended December 31, 2014. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the United States through the use of foreign tax credits.

Tax authorities from the Brazilian State of Sao Paulo have assessed certain indirect taxes against the Company’s Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment is for calendar years 2008 through 2012 and as of March 31, 2017 totals approximately $150 million. The Company currently believes the assessment is without merit. The Company believes the risk of loss is remote and has not recorded an accrual for the assessment.

Note 15    Segments

The Company continues to manage its business geographically. The primary areas of measurement and decision-making are Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. Management relies on an internal reporting process that provides revenue, revenue ex-TAC (which is defined as revenue less cost of revenue — TAC), direct costs excluding TAC by segment, and consolidated loss from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, the Company’s segments.

The following tables present summarized information by segment (in thousands):

	Three Months Ended March 31,
	2016	2017

Revenue by segment(1):
Americas	$861,539	$1,083,458
EMEA	76,923	107,782
Asia Pacific	148,690	136,030

Total Revenue	$1,087,152	$1,327,270

TAC by segment(1):
Americas	$204,871	$432,684
EMEA	12,509	51,914
Asia Pacific	10,383	8,904

Total TAC	$227,763	$493,502

Revenue ex-TAC by segment:
Americas	$656,668	$650,774
EMEA	64,414	55,868
Asia Pacific	138,307	127,126

Total Revenue ex-TAC	859,389	833,768

Direct costs by segment(2) :
Americas	72,508	59,313
EMEA	20,609	12,702
Asia Pacific	44,648	47,688
Global operating costs(3)	585,036	543,125
Gain on sale of patents	(1,500)	-
Depreciation and amortization	139,665	115,099
Stock-based compensation expense	108,407	108,776
Restructuring charges, net	57,230	5,812

Loss from operations	$(167,214)	$(58,747)

(1)

Commencing in the second quarter of 2016, TAC payments related to the Microsoft Search Agreement, which previously would have been recorded as a reduction to revenue, began to be recorded as cost of revenue — TAC due to a required change in revenue presentation. See Note 1 — “The Company and Summary of Significant Accounting Policies” and Note 16 — “Microsoft Search Agreement” for additional information.

(2)

Direct costs for each segment include certain cost of revenue — other and costs associated with the local sales teams. Prior to the second quarter of 2016, certain account management costs associated with Yahoo Properties were managed locally and included as direct costs for each segment. Prior period amounts have been revised to conform to the current presentation.

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

	Three Months Ended March 31,
	2016	2017

Capital expenditures, net:
Americas	$64,344	$49,028
EMEA	4,870	4,852
Asia Pacific	6,885	6,330

Total capital expenditures, net	$76,099	$60,210

	December 31, 2016	March 31, 2017

Property and equipment, net:
Americas:
U.S.	$1,120,124	$1,080,472
Other	3,086	3,000

Total Americas	$1,123,210	$1,083,472

EMEA	28,360	30,115
Asia Pacific	58,367	64,136

Total property and equipment, net	$1,209,937	$1,177,723

See Note 5 — “Goodwill” and Note 13 — “Restructuring Charges, Net” for additional information regarding segments.

Enterprise Wide Disclosures

The following table presents revenue for groups of similar services (in thousands):

	Three Months Ended March 31,
	2016	2017

Search	$491,881	$744,738
Display	463,019	455,882
Other	132,252	126,650

Total revenue	$1,087,152	$1,327,270

	Three Months Ended March 31,
	2016	2017

Revenue:
U.S.	$840,799	$1,043,587
International	246,353	283,683

Total revenue	$1,087,152	$1,327,270

Revenue is attributed to individual countries according to the online property that generated the revenue. No single foreign country accounted for more than 10 percent of the Company’s revenue for both the three months ended March 31, 2016 and 2017.

Note 16    Microsoft Search Agreement

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

On April 15, 2015, the Company and Microsoft entered into the Eleventh Amendment pursuant to which the terms of the Microsoft Search Agreement were amended. Previously under the Microsoft Search Agreement, Microsoft was the exclusive algorithmic and paid search services provider to Yahoo on personal computers for Yahoo Properties and for search services provided by Yahoo to Affiliate sites. Microsoft was the non-exclusive provider on mobile devices. Pursuant to the Eleventh Amendment, Microsoft will provide such services on a non-exclusive basis for Yahoo Properties and Affiliate sites on all devices. Commencing on May 1, 2015, Yahoo is required to request paid search results from Microsoft for 51 percent of search queries originating from desktop computers accessing Yahoo Properties and Affiliate sites (the “Volume Commitment”) and will display only Microsoft’s paid search results on such search result pages.

Prior to the Eleventh Amendment, the Company was entitled to receive a percentage of the revenue (the “Revenue Share Rate”) with respect to revenue generated from paid search results on Yahoo Properties and on Affiliate sites after deduction of the Affiliate sites’ share of revenue and certain Microsoft costs. The Revenue Share Rate was 88 percent for the first five years of the Microsoft Search Agreement and then increased to 90 percent on February 23, 2015. Pursuant to the Eleventh Amendment, the Revenue Share Rate increased to 93 percent, but Microsoft now receives its 7 percent revenue share before deduction of the Affiliate site’s share of revenue. The Company is responsible for paying the Affiliate for the Affiliate site’s share of revenue.

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

Following the transition in each respective market, Yahoo is considered the principal in the sale of traffic to Microsoft and other customers. As a result, the amounts paid to Affiliates under the Microsoft Search Agreement in the transitioned markets are recorded as cost of revenue — TAC rather than as a reduction to GAAP revenue, resulting in GAAP revenue from the Microsoft Search Agreement being reported on a gross rather than net basis.

Approximately 29 percent and 42 percent of the Company’s revenue for the three months ended March 31, 2016 and 2017, respectively, was attributable to the Microsoft Search Agreement. Commencing in the second quarter of 2016, TAC payments related to the Microsoft Search Agreement for transitioned markets, which previously would have been recorded as a reduction to revenue, began to be recorded as a cost of revenue due to a required change in revenue presentation. During the three months ended March 31, 2017, $304 million of GAAP revenue and cost of revenue — TAC was due to the change in revenue presentation. See Note 1 — “The Company and Summary of Significant Accounting Policies” for additional information on change in revenue presentation.

The Company’s uncollected revenue share in connection with the Microsoft Search Agreement was $392 million and $364 million, which is included in accounts receivable, net, as of December 31, 2016 and March 31, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo,” the “Company,” “we,” or “us”), is a guide to digital information discovery, focused on informing, connecting, and entertaining our users through our search, communications, and digital content products. By creating highly personalized experiences, we help users discover the information that matters most to them around the world — on mobile or desktop. We create value for advertisers with a streamlined, simple advertising technology that leverages Yahoo’s data, content, and technology to connect advertisers with their target audiences. Advertisers can build their businesses through advertising to targeted audiences on our online properties and services (“Yahoo Properties”) and a distribution network of third-party entities (“Affiliates”) who integrate our advertising offerings into their websites or other offerings (“Affiliate sites”). Our revenue is generated principally from search and display advertising. We continue to manage and measure our business geographically, principally in the Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. As of March 31, 2017, we had approximately 8,600 full-time employees and approximately 700 contractors.

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

Recent Developments

Pending Sale of the Operating Business to Verizon Communications Inc.

On July 23, 2016, we entered into a Stock Purchase Agreement (the “Original Stock Purchase Agreement”) with Verizon Communications Inc. (“Verizon”), pursuant to which we have agreed to sell, and Verizon has agreed to purchase (the “Sale Transaction”), all of the outstanding shares of Yahoo Holdings, Inc., a newly formed wholly-owned subsidiary of Yahoo (“Yahoo Holdings”) (and prior to the sale of Yahoo Holdings, to cause Yahoo Holdings to sell to a foreign subsidiary of Verizon all of the equity interests in a foreign subsidiary of Yahoo Holdings that will hold certain foreign subsidiaries relating to our operating business), which, immediately prior to the consummation of the Sale Transaction, will own our operating business. Under the Original Stock Purchase Agreement, the aggregate consideration to be paid to us by Verizon in connection with the Sale Transaction was $4,825,800,000 in cash, subject to certain adjustments as provided in the Original Stock Purchase Agreement.

Concurrently with the execution of the Original Stock Purchase Agreement, we entered into a Reorganization Agreement (the “Original Reorganization Agreement”) with Yahoo Holdings, pursuant to which we will transfer to Yahoo Holdings prior to the consummation of the Sale Transaction all of our assets and liabilities relating to our operating business, other than specified excluded assets and retained liabilities (the “Reorganization”).

On February 20, 2017, Yahoo and Verizon entered into an Amendment to the Stock Purchase Agreement amending the Original Stock Purchase Agreement (the “SPA Amendment” and, together with the Original Stock Purchase Agreement, the “Amended Stock Purchase Agreement”), and, concurrently with the execution of the SPA Amendment, Yahoo and Yahoo Holdings entered into an

Amendment to the Reorganization Agreement amending the Original Reorganization Agreement (the “RA Amendment”). Additionally, concurrently with the execution of the SPA Amendment and the RA Amendment, Yahoo, Yahoo Holdings, and Verizon entered into a Settlement and Release Agreement (the “Settlement and Release Agreement”).

The SPA Amendment, among other things, (i) reduced the consideration to be paid by Verizon to Yahoo in connection with the Sale Transaction by $350,000,000 to $4,475,800,000, (ii) provided that certain data security incidents to which Yahoo has been subject will be disregarded for purposes of determining whether certain closing conditions have been satisfied and in determining whether a “Business Material Adverse Effect” has occurred, and (iii) provided that the date after which each of Yahoo and Verizon may terminate the Amended Stock Purchase Agreement if the Closing (as defined in the Amended Stock Purchase Agreement) has not occurred has been extended to July 24, 2017.

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

Upon completion of the Sale Transaction, Verizon will also receive for its benefit and that of its current and certain of its future affiliates, a non-exclusive, worldwide, perpetual, royalty-free license to certain intellectual property not core to the operating business held by Excalibur IP, LLC, a wholly-owned subsidiary of the Company (“Excalibur”), that is not being transferred to Yahoo Holdings with the operating business.

The excluded assets include our cash and marketable securities as of the closing of the Sale Transaction, our shares in Alibaba Group Holding Limited (“Alibaba Group”) and Yahoo Japan Corporation (“Yahoo Japan”), certain other minority equity investments, and all of the equity in Excalibur. The retained liabilities will include the 0.00% Convertible Senior Notes due 2018 (“Notes”) we issued in November 2013, securityholder litigation, certain director and officer indemnification obligations, and, pursuant to the RA Amendment, 50 percent of certain post-closing cash liabilities related to certain data security incidents and other data breaches incurred by Yahoo. Following the closing of the Sale Transaction, the excluded assets and retained liabilities will remain in Yahoo which will be renamed Altaba Inc. and will become an independent, publicly traded, management investment company registered under the Investment Company Act of 1940.

The closing of the Sale Transaction is subject to certain conditions, including, among others, the approval of the Sale Transaction by our stockholders, the closing of the Reorganization, and certain other customary closing conditions.

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

We filed a definitive proxy statement soliciting stockholders’ approval of the Sale Transaction with the U.S. Securities and Exchange Commission on April 24, 2017. The special meeting of the Company’s stockholders at which they will vote whether to approve the Sale Transaction has been scheduled for June 8, 2017. The Sale Transaction is expected to close in June 2017.

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

Current and Future Expenses and Losses

We recorded expenses of $16 million related to the Security Incidents in the three months ended March 31, 2017, of which $5 million was associated with the forensic investigation and remediation activities and $11 million was associated with nonrecurring legal costs. The Security Incidents did not have a material adverse impact on our business, cash flows, financial condition, or results of operations for the three months ended March 31, 2017. We have subsequently incurred additional expenses related to the Security Incidents to investigate and take remedial actions to notify and protect our users and systems, and expect to continue to incur legal, investigation, remediation, and other expenses associated with the Security Incidents in the foreseeable future. We will recognize and include these expenses as part of our operating expenses as they are incurred. The Company does not have cybersecurity liability insurance.

Litigation, Claims, and Governmental Investigations

To date, approximately 43 putative consumer class action lawsuits have been filed against the Company in U.S. federal and state courts, and in foreign courts, relating to the Security Incidents, two of which were voluntarily dismissed. The plaintiffs, who purport to represent various classes of users, generally claim to have been harmed by the Company’s alleged actions and/or omissions in connection with the Security Incidents and assert a variety of common law and statutory claims seeking monetary damages or other related relief. In addition, two putative stockholder class actions have been filed against the Company, and certain officers of the Company, on behalf of persons who purchased or otherwise acquired the Company’s stock between November 12, 2013 and December 14, 2016, two additional putative class actions have been filed against certain current and former directors and officers of the Company on behalf of current stockholders of the Company, and six stockholder derivative actions have been filed purportedly on behalf of the Company against certain of its current and former directors and officers, each asserting claims related to the Security Incidents. See Note 11 — “Commitments and Contingencies” in the Notes to our condensed consolidated financial statements for additional information. Additional lawsuits and claims related to the Security Incidents may be asserted by or on behalf of users, partners, shareholders, or others seeking damages or other related relief.

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

The table below presents how we accounted for amounts paid to Affiliates related to the Microsoft Search Agreement in transitioned markets, and shows the impact of the implementation of the Eleventh Amendment in transitioned markets (in thousands):

	Three Months Ended March 31,
	2016	2017

Cost of revenue — TAC in transitioned markets(*)	$-	$303,799
Reduction to revenue in transitioned markets	$271,328	$-

(*)	Includes $257 million in the Americas segment, $45 million in the EMEA segment, and $2 million in the Asia Pacific segment.

Revenue under the Microsoft Search Agreement represented approximately 29 percent and 42 percent of our revenue for the three months ended March 31, 2016 and 2017, respectively. The increase in revenue from Microsoft was due to the change in revenue presentation related to the Eleventh Amendment that took place in the second quarter of 2016 for which we now account for amounts paid to Affiliates in transitioned markets as cost of revenue — TAC. Excluding the impact of the change in revenue presentation related to the Eleventh Amendment, revenue under the Search Agreement declined year-over-year, representing approximately 25 percent of our revenue for the three months ended March 31, 2017, due to a shift in composition of revenue from Microsoft to Google Inc. (“Google”) and Yahoo Gemini (our unified marketplace for search and native advertising on Yahoo Properties and Affiliate sites) from which we can source search results and advertisements as allowed by the Eleventh Amendment.

See Note 16 — “Microsoft Search Agreement” in the Notes to our condensed consolidated financial statements for additional information.

Key Financial Metrics

The key financial metrics we use are as follows: revenue; revenue less traffic acquisition costs (“TAC”), or revenue ex-TAC; loss from operations; net (loss) income attributable to Yahoo! Inc.; adjusted EBITDA; net cash provided by (used in) operating activities; and free cash flow. Revenue ex-TAC, adjusted EBITDA, and free cash flow are financial measures that are not defined in accordance with U.S. generally accepted accounting principles (“GAAP”). We use these non-GAAP financial measures for internal managerial purposes and to facilitate period-to-period comparisons. See “Non-GAAP Financial Measures” below for a description of each of these non-GAAP financial measures.

	Three Months Ended March 31,
	2016	2017

	(in thousands)
Revenue	$1,087,152	$1,327,270
Revenue ex-TAC	$859,389	$833,768
Loss from operations(1)	$(167,214)	$(58,747)
Net (loss) income attributable to Yahoo! Inc.	$(99,232)	$99,434
Adjusted EBITDA	$147,072	$188,297
Net cash provided by operating activities	$365,768	$214,455
Free cash flow(2)	$297,195	$154,245

(1) Includes:
Stock-based compensation expense	$108,407	$108,776
Restructuring charges, net	$57,230	$5,812

(2)	During the three months ended March 31, 2016, we received a $190 million cash tax refund associated with our claim to carry back 2015 losses and tax attributes to earlier taxable years.

Revenue ex-TAC. Revenue ex-TAC is a non-GAAP financial measure defined as GAAP revenue less TAC that has been recorded as a cost of revenue. TAC consists of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo Properties. TAC is recorded either as a reduction to revenue or as cost of revenue.

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure defined as net (loss) income attributable to Yahoo! Inc. before taxes, depreciation, amortization of intangible assets, stock-based compensation expense, other (expense) income, net (which includes interest), earnings in equity interests, net income attributable to noncontrolling interests, and other gains, losses, and expenses that we do not believe are indicative of our ongoing results.

Free Cash Flow. Free cash flow is defined as net cash provided by operating activities (adjusted for periods prior to the first quarter of 2017 to include excess tax benefits from stock-based awards), less acquisition of property and equipment, net (i.e., acquisition of property and equipment less proceeds received from disposition of property and equipment) and dividends received from equity investee. Commencing in the first quarter of 2017, we have prospectively adopted changes to the statement of cash flows prescribed by Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which require us to classify excess tax benefits along with other income tax cash flows as an operating activity in the statement of cash flows. As a result, we no longer present excess tax benefits from stock-based awards as an outflow in operating activities and as an inflow in financing activities on the statement of cash flows and, accordingly, there is no adjustment for excess tax benefits from stock-based awards in the calculation of free cash flow for the first quarter of 2017.

For additional information about these non-GAAP financial measures, see “Non-GAAP Financial Measures” included in our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In this Management’s Discussion and Analysis, we also present adjusted GAAP revenue and cost of revenue — TAC amounts for the three months ended March 31, 2017 that exclude the effect of the change in revenue presentation related to implementation of the Eleventh Amendment to the Microsoft Search Agreement. We believe providing this additional information to investors is useful because it provides investors with comparable revenue and cost of revenue — TAC measures for comparison to our historical reported financial information.

Revenue and Revenue ex-TAC (a Non-GAAP Financial Measure)

	Three Months Ended March 31,		2016-2017
	2016	2017	% Change

	(dollars in thousands)
Revenue	$1,087,152	$1,327,270	22%
Less: TAC	227,763	493,502	117%

Revenue ex-TAC	$859,389	$833,768	(3)%

For the three months ended March 31, 2017, revenue and TAC increased $240 million and $266 million, respectively, compared to the same period of 2016. For the three months ended March 31, 2017, revenue ex-TAC decreased $26 million, compared to the same period of 2016.

The increase in revenue for the three months ended March 31, 2017 was primarily attributable to an increase in search revenue of $253 million, partially offset by declines in display and other revenue of $7 million and $6 million, respectively. The increase in search revenue was primarily due to the change in revenue presentation related to the implementation of the Eleventh Amendment to the Microsoft Search Agreement, as noted above. The revenue and TAC increase from the change in revenue presentation was $304 million for the three months ended March 31, 2017. Excluding the impact of the change in revenue presentation, search revenue declined $51 million, or 10 percent, primarily in the Americas segment due to a decline in Paid Clicks (as defined under “Search and Display Metrics” below) on Yahoo Properties driven by a decline in traffic, partially offset by an increase in Affiliate site revenue due to improved volume and pricing. Additionally, search revenue was impacted by a decline of $20 million in revenue driven by a decline in Firefox browser search volume associated with the agreement (the “Mozilla Agreement”) we entered into with Mozilla Corporation (“Mozilla”) in November 2014 to compensate Mozilla for making us the default search provider on certain of Mozilla’s products in the United States. The decline in display revenue was primarily due to a decline in revenue from Affiliate sites, partially offset by an increase in advertising revenue from Yahoo Properties. The decline in other revenue was primarily attributable to a decline in listings-based revenue.

The increase in TAC for the three months ended March 31, 2017 was primarily associated with the change in revenue presentation, noted above, and an increase in other search TAC, partially offset by a decline in display TAC of $25 million and TAC associated with the Mozilla Agreement of $19 million due to an amendment to the agreement in the third quarter of 2016.

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

Mavens revenue for the three months ended March 31, 2017 increased to $529 million, compared to $390 million for the three months ended March 31, 2016. The change in revenue presentation associated with the Eleventh Amendment to the Microsoft Search Agreement contributed $138 million to Mavens revenue in the three months ended March 31, 2017. Excluding the impact of the revenue presentation noted above, Mavens revenue would have been $391 million for the three months ended March 31, 2017. For the three months ended March 31, 2017, excluding the change in revenue presentation, Mavens revenue was flat, compared to the same period of 2016. This was primarily attributable to a decline in video advertising on Affiliate sites associated with a decline in demand, offset by an increase in mobile search advertising (excluding the impact of the change in revenue presentation noted above).

Mobile Revenue

With the significant platform shift to mobile devices, including smartphones and tablets, we continue to focus on mobile products and mobile ad formats. As of March 31, 2017, we had more than 650 million monthly mobile users (including mobile Tumblr users).

Mobile revenue is generated in connection with user activity on mobile devices, including smartphones and tablets (a “device-based” approach), regardless of whether the device is accessing a mobile-optimized service. Mobile revenue is primarily generated by search and display advertising. Mobile revenue also includes leads, listings and fees revenue and e-commerce revenue allocated to user activity on mobile devices. For additional information about how we generate and recognize mobile revenue, see “Key Financial Metrics — Revenue and Revenue ex-TAC (a non-GAAP Financial Measure) — Mobile Revenue” included in our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Mobile revenue for the three months ended March 31, 2017 increased to $412 million, compared to $260 million for the three months ended March 31, 2016. The change in revenue presentation associated with the Eleventh Amendment to the Microsoft Search Agreement contributed $138 million to mobile revenue in the three months ended March 31, 2017. Excluding the impact of the revenue presentation, noted above, mobile revenue would have been $274 million for the three months ended March 31, 2017. For the three months ended March 31, 2017, excluding the change in revenue presentation, mobile revenue increased $14 million, or 5 percent, compared to the same periods of 2016, primarily attributable to growth in search advertising revenue (excluding the impact of the change in revenue presentation).

TAC rates that we pay to Affiliates for Mavens and mobile are substantially consistent with our TAC rates for our other revenue streams.

Results of Operations

	Three Months Ended March 31,
	2016	2017

	(dollars in thousands)
Total revenue	$1,087,152	$1,327,270
Total operating expenses(1)	1,254,366	1,386,017

Loss from operations	$(167,214)	$(58,747)

(1) Includes:
Stock-based compensation expense	$108,407	$108,776
Restructuring charges, net	$57,230	$5,812
Items as a percentage of revenue
Total revenue	100%	100%
Total operating expenses	115%	104%

Loss from operations	(15)%	(4)%

Includes:
Stock-based compensation expense	10%	8%

Revenue

We generate revenue principally from search and display advertising on Yahoo Properties and Affiliate sites, with the majority of our revenue coming from advertising on Yahoo Properties. Our margins on revenue from advertising on Yahoo Properties are higher than our margins on revenue from advertising on Affiliate sites, as we pay TAC to our Affiliates. Additionally, we generate revenue from other sources including listings-based services, e-commerce transactions, royalties, patent licenses, and consumer and business fee-based services. For additional information about how we generate and recognize revenue, see “Results of Operations — Revenue — Search Revenue, — Display Revenue, and — Other Revenue included in our Annual Report on Form 10-K for the year ended December 31, 2016, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Search Revenue

The following table presents search revenue and search revenue as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2016	2017

Search
Yahoo Properties	$399,307	$448,685
Affiliate sites	92,574	296,053

Total search revenue	$491,881	$744,738

Search as a percentage of total revenue
Yahoo Properties	37%	34%
Affiliate sites	8%	22%

Total search revenue	45%	56%

Search revenue for the three months ended March 31, 2017 increased $253 million, compared to the same period of 2016. The increase in search revenue was primarily due to the change in the revenue presentation associated with the Eleventh Amendment to the Microsoft Search Agreement. The revenue and TAC increase from the change in revenue presentation was $304 million for the three months ended March 31, 2017. See “Significant Transactions — Microsoft Search Agreement” above for further detail. Excluding the impact of the change in revenue presentation, search revenue for the three months ended March 31, 2017 declined $51 million, or 10 percent, primarily in the Americas segment due to a decline in Paid Clicks on Yahoo Properties driven by a decline in traffic and a decline in revenue of $20 million associated with the Mozilla Agreement. This was partially offset by an increase in Affiliate site revenue of $16 million due to improved volume and pricing.

Display Revenue

The following table presents display revenue and display revenue as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2016	2017

Display
Yahoo Properties	$327,140	$375,390
Affiliate sites	135,879	80,492

Total display revenue	$463,019	$455,882

Display as a percentage of total revenue
Yahoo Properties	30%	28%
Affiliate sites	13%	6%

Total display revenue	43%	34%

Display revenue for the three months ended March 31, 2017 decreased $7 million, or 2 percent, compared to the same period of 2016, due to a decline in advertising revenue from Affiliate sites of $55 million, partially offset by an increase in advertising revenue from Yahoo Properties of $48 million. The decline in display revenue on Affiliate sites was attributable to a decline in native advertising driven by pricing declines. The increase in display revenue on Yahoo Properties was primarily due to an increase in audience advertising, partially offset by a decline in premium advertising.

Other Revenue

The following table presents other revenue and other revenue as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2016	2017

Other revenue	$132,253	$126,650
Other revenue as a percentage of total revenue	12%	10%

Other revenue for the three months ended March 31, 2017 decreased $6 million, or 4 percent, compared to the same period of 2016, primarily attributable to a decline in listings-based revenue.

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

Search Metrics

For the three months ended March 31, 2017, Paid Clicks decreased 12 percent and Price-per-Click increased 10 percent, compared to the same period of 2016. The decline in Paid Clicks was primarily due to a decline on Yahoo Properties, partially offset by an increase on Affiliate sites. The increase in Price-per-Click was due to a mix shift in Affiliate clicks toward the Americas segment, which is higher monetizing compared to other segments. Search click-driven revenue declined 3 percent for the three months ended March 31, 2017, as compared to the same period of 2016, driven by the decline in traffic on Yahoo Properties.

Display Metrics

For the three months ended March 31, 2017, the number of Ads Sold increased 2 percent and Price-per-Ad was flat, respectively, compared to the same period of 2016. The increase in number of Ads Sold was primarily due to an increase in the supply of ads on Yahoo Properties. Native ad units maintained a similar proportion of total Ads Sold compared to the same period of 2016 with Native ads units representing approximately 48 percent of total Ads Sold for the three months ended March 31, 2017 compared to 47 percent of total Ads Sold for the three months ended March 31, 2016. Price-per-Ad remained flat due to an increase in the pricing of audience advertising offset by a decline in the pricing of premium advertising.

Operating Costs and Expenses

Cost of Revenue — TAC

Cost of revenue — TAC consists of payments made to third-party entities that have integrated our advertising offerings into their websites or other offerings and payments made to companies that direct consumer and business traffic to Yahoo Properties. We also have an agreement to compensate Mozilla for making us the default search provider on certain of Mozilla’s products in the United States. We record those payments as cost of revenue — TAC. Additionally, pursuant to the Eleventh Amendment to the Microsoft Search Agreement, we now record amounts paid to Affiliates under the Microsoft Search Agreement in transitioned markets as cost of revenue — TAC rather than as a reduction to revenue.

The following table presents cost of revenue — TAC and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2016	2017

Cost of revenue — TAC	$227,763	$493,502
Cost of revenue — TAC as a percentage of revenue	21%	37%

Cost of revenue — TAC for the three months ended March 31, 2017 increased $266 million, compared to the same period of 2016, primarily due to the change in revenue presentation related to the implementation of the Eleventh Amendment to the Microsoft Search Agreement. The revenue and TAC increase from the change in revenue presentation was $304 million for the three months ended March 31, 2017. See “Significant Transactions — Microsoft Search Agreement” above for further detail. For the three months ended March 31, 2017, excluding the impact of the change in revenue presentation, TAC decreased $38 million, or 17 percent, primarily due to a decline in display TAC of $25 million and TAC associated with the Mozilla Agreement of $19 million due to an amendment entered into in the third quarter of 2016, partially offset by an increase in other search TAC.

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

The following table presents cost of revenue — other and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2016	2017

Cost of revenue — other	$282,587	$256,774
Cost of revenue — other as a percentage of revenue	26%	19%

Cost of revenue — other for the three months ended March 31, 2017 decreased $26 million, or 9 percent, compared to the same period of 2016, primarily due to declines in connection costs associated with lower bandwidth usage of $10 million, content costs of $6 million, and depreciation and amortization of $7 million.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses (including stock-based compensation expense), sales commissions, and travel costs.

The following table presents sales and marketing expenses and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2016	2017

Sales and marketing expenses	$236,033	$209,366
Sales and marketing expenses as a percentage of revenue	22%	16%

Sales and marketing expenses for the three months ended March 31, 2017 decreased $27 million, or 11 percent, compared to the same period of 2016, primarily due to declines in compensation costs of $28 million and outside service provider expense of $3 million, partially offset by an increase in marketing expense of $6 million. The decline in compensation costs was primarily attributable to a 7 percent decrease in headcount year-over-year.

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

The following table presents product development expenses and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2016	2017

Product development expenses	$278,029	$252,220
Product development expenses as a percentage of revenue	26%	19%

Product development expenses for the three months ended March 31, 2017 decreased $26 million, or 9 percent, compared to the same period of 2016, due to declines in compensation costs of $19 million and depreciation and amortization expense of $12 million, partially offset by an increase in outside service provider expense of $4 million. The decline in compensation costs was primarily attributable to a 9 percent decline in headcount year-over-year. The decline in depreciation and amortization expense was primarily associated with assets that have fully depreciated in 2016.

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses (including stock-based compensation expense) related to other corporate departments and fees for professional services.

The following table presents general and administrative expenses and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2016	2017

General and administrative expenses	$155,451	$156,837
General and administrative expenses as a percentage of revenue	14%	12%

General and administrative expenses for the three months ended March 31, 2017 increased $1 million, or 1 percent, compared to the same period of 2016, primarily attributable to an increase in outside service provider expense of $11 million (including legal costs associated with the Security Incidents) and an increase in non-income tax expense, depreciation and amortization expense, and stock-based compensation expense of $7 million, partially offset by declines in facilities and equipment expense of $6 million, compensation costs of $5 million, and travel and entertainment expense of $4 million.

Amortization of Intangibles

We have purchased assets and/or businesses, which have included the purchase of intangible assets. Intangible assets include customer, affiliate, and advertiser-related relationships and tradenames, trademarks and domain names. Amortization of developed technology and patents is included in the cost of revenue — other and not in amortization of intangibles.

The following table presents amortization of intangibles and those expenses as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2016	2017

Amortization of intangibles	$18,773	$11,506
Amortization of intangibles as a percentage of revenue	2%	1%

Amortization of intangibles for the three months ended March 31, 2017 decreased $7 million, or 39 percent, compared to the same period of 2016, driven by a decline in amortizable Tumblr assets as a result of the intangible assets impairment charge recorded in the second quarter of 2016.

Gain on Sale of Patents

The following table presents gain on sale of patents and those gains as a percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2016	2017

Gain on sale of patents	$(1,500)	$-
Gain on sale of patents as a percentage of revenue	0%	0%

During the three months ended March 31, 2016, we sold certain patents and recorded gains on sale of patents described above.

Restructuring Charges, Net

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended March 31,
	2016	2017

Employee severance pay and related costs	$44,796	$251
Non-cancelable lease, contract termination, and other charges	5,904	5,828
Reversals of previous charges	(1,206)	(267)
Non-cash accelerations of stock-based compensation expense	7,374	-
Other non-cash charges (credits), net	362	-

Restructuring charges, net	$57,230	$5,812

We have implemented multiple restructuring plans to reduce our cost structure, align resources with our product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers. For the three months ended March 31, 2017, we recorded expenses of $5 million and $1 million related to the Americas and EMEA segments, respectively. For the three months ended March 31, 2016, we recorded expense of $48 million, $7 million, and $2 million related to Americas, EMEA, and Asia Pacific segments, respectively.

The $39 million restructuring liability as of March 31, 2017 consisted of $2 million for employee severance pay expenses, which we expect to pay out by the end of the second quarter of 2017, and $37 million relating to non-cancelable lease costs, which we expect to pay over the terms of the related obligations through the fourth quarter of 2025, less estimated sublease income.

See Note 13 — “Restructuring Charges, Net” in the Notes to our condensed consolidated financial statements for additional information.

Other (Expense) Income, Net

Other (expense) income, net was as follows (in thousands):

	Three Months Ended March 31,
	2016	2017

Interest and investment income	$11,482	$20,582
Interest expense	(18,393)	(18,844)
(Loss) gain on Hortonworks warrants	(39,150)	5,385
Foreign exchange (loss) gain	(2,138)	9,702
Other	783	1,997

Total other (expense) income, net	$(47,416)	$18,822

Interest and investment income increased $9 million primarily due to an increase in interest income on our portfolio of investments as a result of increases in short-term interest rates as well as a higher average invested balance.

Interest expense was flat for the three months ended March 31, 2017, compared to the same period of 2016. Interest expense is primarily related to the accreted non-cash interest expense related to the 0.00% Convertible Senior Notes due 2018 (“Notes”) we issued in November 2013.

During the three months ended March 31, 2017, we recorded a gain of $5 million due to the increase in fair value of the Hortonworks warrants.

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

We recorded income tax benefits of $35 million and $26 million for the three months ended March 31, 2016 and 2017, respectively. The income tax benefits for both periods were primarily due to our loss before income taxes and earnings in equity interests. The tax benefit for the three months ended March 31, 2017 also included stock-based compensation benefits recognized resulting from the adoption of Accounting Standards Update No. 2016-09 (ASU 2016-09). See Note 1 — “The Company and Summary of Significant Accounting Policies” in the Notes to our condensed consolidated financial statements for more detail.

As of December 31, 2016, we distributed most of the cumulative earnings in our wholly owned foreign subsidiaries. As of March 31, 2017, there is no cumulative taxable temporary difference with respect to these foreign subsidiaries and therefore no incremental U.S. taxes were accrued. As of March 31, 2017, we do not have a plan to repatriate approximately $3.4 billion of earnings related to our equity method investment in Yahoo Japan. If our foreign earnings were to be distributed to the U.S. in the future, we may be subject to additional U.S. income taxes. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Our gross amount of unrecognized tax benefits as of March 31, 2017 was $1.1 billion, of which $0.8 billion is recorded on our condensed consolidated balance sheets. The gross unrecognized tax benefits as of March 31, 2017 decreased by less than $1 million from the recorded balance as of December 31, 2016.

We are in various stages of examination and appeal in connection with our taxes both in the United States and in foreign jurisdictions. Those audits generally span tax years 2005 through 2015. As of March 31, 2017, our 2011 through 2015 U.S. federal income tax returns are currently under examination. We have appealed the proposed California Franchise Tax Board’s adjustments to the 2005 through 2008 returns, but no conclusions have been reached to date. Our 2009 through 2010 California tax returns are currently under examination. Our 2011 through 2015 tax years remain subject to examination by the California Franchise Tax Board for California tax purposes. While it is difficult to determine when the examinations will be settled or their final outcomes, certain examinations in various jurisdictions are expected to be resolved in the foreseeable future. We believe that we have adequately provided for any reasonably foreseeable adverse adjustment to our tax returns and that any settlement will not have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows. It is reasonably possible that our unrecognized tax benefits could be reduced by up to approximately $9 million in the next twelve months.

As of December 31, 2016 and March 31, 2017, we accrued deferred tax liabilities of $13.6 billion and $16.8 billion, respectively, associated with the 384 million ordinary shares of Alibaba Group (“Alibaba Group shares”) that we own. Such deferred tax liabilities will be subject to periodic adjustments due to changes in the fair value of the Alibaba Group shares.

We may have additional tax liabilities in China related to the sale to Alibaba Group of 523 million Alibaba Group shares that took place during the year ended December 31, 2012 and related to the sale of 140 million Alibaba Group American Depositary Shares in Alibaba Group’s initial public offering (“Alibaba Group IPO”) that took place during the year ended December 31, 2014. Any taxes assessed and paid in China are expected to be ultimately offset and recovered in the United States through the use of foreign tax credits.

Tax authorities from the Brazilian State of Sao Paulo have assessed certain indirect taxes against our Brazilian subsidiary, Yahoo! do Brasil Internet Ltda., related to online advertising services. The assessment is for calendar years 2008 through 2012 and, translated into U.S. dollars as of March 31, 2017, totals approximately $150 million. We currently believe the assessment is without merit. We believe the risk of loss is remote and have not recorded an accrual for the assessment.

Earnings in Equity Interests

We record our share of the results of earnings in equity interests, including tax impacts, one quarter in arrears, within earnings in equity interests in the condensed consolidated statements of operations.

The following table presents earnings in equity interests for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2017

Earnings in equity interests	$81,574	$113,688

Earnings in equity interests increased $32 million for three months ended March 31, 2017, compared to the same period of 2016, due to the financial performance of Yahoo Japan. See Note 8 — “Investments in Equity Interests Accounted for Using the Equity Method of Accounting” in the Notes to our condensed consolidated financial statements for additional information.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our condensed consolidated financial statements. Noncontrolling interests recorded in the three months ended March 31, 2016 and 2017 were related to the Yahoo!7 venture in Australia and New Zealand.

Net (Loss) Income Attributable to Yahoo! Inc.

Net income attributable to Yahoo! Inc. for the three months ended March 31, 2017 was $99 million, compared to a loss of $99 million in the three months ended March 31, 2016, an increase of $198 million year-over-year, primarily due to a decrease in restructuring charges, sales and marketing expense, cost of revenue — other, and product development expense, as well as an increase in other (expense) income, net and earnings in equity interests. This was partially offset by a decline in revenue ex-TAC.

Adjusted EBITDA (a Non-GAAP Financial Measure)

	Three Months Ended March 31,
	2016	2017

	(dollars in thousands)
Net (loss) income attributable to Yahoo! Inc.	$(99,232)	$99,434
Advisory fees	8,984	6,077
Security incidents costs	-	11,280
Depreciation and amortization	139,665	115,099
Stock-based compensation expense	108,407	108,776
Restructuring charges, net	57,230	5,812
Other (expense) income, net	47,416	(18,822)
Benefit for income taxes	(34,766)	(26,177)
Earnings in equity interests	(81,574)	(113,688)
Net income attributable to noncontrolling interests	942	506

Adjusted EBITDA	$147,072	$188,297

Net (loss) income attributable to Yahoo! Inc. as a percentage of revenue	(9)%	7%

Adjusted EBITDA as a percentage of revenue ex-TAC(1)	17%	23%

(1)	Revenue ex-TAC is calculated as GAAP revenue less cost of revenue — TAC.

For the three months ended March 31, 2017, adjusted EBITDA increased $41 million, or 28 percent, compared to the same period of 2016, mainly due to a decline in global operating costs and direct costs in the Americas and EMEA segments, partially offset by a decline in revenue ex-TAC.

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

	Three Months Ended March 31,		2016-2017
	2016	2017	% Change

	(dollars in thousands)
Revenue by segment(1):
Americas	$861,539	$1,083,458	26%
EMEA	76,923	107,782	40%
Asia Pacific	148,690	136,030	(9)%

Total revenue	$1,087,152	$1,327,270	22%

TAC by segment(1):
Americas	$204,871	$432,684	111%
EMEA	12,509	51,914	315%
Asia Pacific	10,383	8,904	(14)%

Total TAC	$227,763	$493,502	117%

Revenue ex-TAC by segment:
Americas	$656,668	$650,774	(1)%
EMEA	64,414	55,868	(13)%
Asia Pacific	138,307	127,126	(8)%

Total revenue ex-TAC	859,389	833,768	(3)%

Direct costs by segment(2):
Americas	72,508	59,313	(18)%
EMEA	20,609	12,702	(38)%
Asia Pacific	44,648	47,688	7%
Global operating costs(3)	585,036	543,125	(7)%
Gain on sale of patents	(1,500)	-	(100)%
Depreciation and amortization	139,665	115,099	(18)%
Stock-based compensation expense	108,407	108,776	0%
Restructuring charges, net	57,230	5,812	(90)%

Loss from operations	$(167,214)	$(58,747)	(65)%

(1)

Commencing in the second quarter of 2016, TAC payments related to the Microsoft Search Agreement, which previously would have been recorded as a reduction to revenue, began to be recorded as cost of revenue — TAC due to a required change in revenue presentation. See Note 1 — “The Company and Summary of Significant Accounting Policies” and Note 16 — “Microsoft Search Agreement” in the Notes to our condensed consolidated financial statements for additional information.

(2)

Direct costs for each segment include certain cost of revenue — other and costs associated with the local sales teams. Prior to the second quarter of 2016, certain account management costs associated with Yahoo Properties were managed locally and included as direct costs for each segment. Prior period amounts have been revised to conform to the current presentation.

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

Revenue and Revenue ex-TAC by Segment

Americas

Americas revenue for the three months ended March 31, 2017 increased $222 million, or 26 percent, compared to the same period of 2016, attributable to increases in search and display revenue of $213 million and $11 million, respectively, partially offset by a decline in other revenue of $2 million. The increase in Americas search revenue was primarily due to the change in revenue presentation associated with the implementation of the Eleventh Amendment to the Microsoft Search Agreement. The revenue and TAC increase from the change in revenue presentation was $257 million for the three ended March 31, 2017. See “Significant Transactions — Microsoft Search Agreement” above for further detail. Excluding the impact of the change in revenue presentation, search revenue declined $44 million, or 11 percent, for the three months ended March 31, 2017 primarily due to a decline in Paid Clicks on Yahoo Properties driven by a decline in traffic, partially offset by an increase in Affiliate site revenue due to improved volume and pricing. The decline in search revenue in the Americas segment was also attributable to a $20 million decline in revenue associated with a decline in Firefox browser search volume. The increase in Americas display revenue for the three months ended March 31, 2017 was attributable to an increase in volume and pricing of audience advertising on Yahoo Properties.

Revenue in the Americas accounted for approximately 82 percent of total revenue for the three months ended March 31, 2017, compared to 79 percent for the three months ended March 31, 2016.

Americas revenue ex-TAC for the three months ended March 31, 2017 decreased $6 million, or 1 percent, compared to the same period of 2016, primarily due to declines in revenue of $35 million, excluding the impact of the change in revenue presentation (described further above). TAC decreased $29 million (excluding the impact of the change in revenue presentation) due to a decline in display TAC of $17 million and TAC associated with the Mozilla Agreement of $19 million associated with an amendment entered into in the third quarter of 2016, partially offset by an increase in other search TAC.

Revenue ex-TAC in the Americas accounted for approximately 78 percent of total revenue ex-TAC for the three months ended March 31, 2017, compared to 76 percent for the three months ended March 31, 2016.

EMEA

EMEA revenue for the three months ended March 31, 2017 increased $31 million, or 40 percent, compared to the same period of 2016, primarily due to an increase in search revenue of $42 million, partially offset by a decline in display revenue of $10 million. The increase in EMEA search revenue was primarily due to the change in revenue presentation associated with the implementation of the Eleventh Amendment to the Microsoft Search Agreement. The revenue and TAC increase from the change in revenue presentation was $44 million. Excluding the impact of the change in revenue presentation, search revenue declined $3 million, or 10 percent, primarily due to unfavorable foreign exchange fluctuations of $7 million using the foreign exchange rates from the three months ended March 31, 2016 and a decline in Paid Clicks. The decline in display revenue was primarily due to a decline in native, audience, and premium advertising. Additionally, the decline in display revenue in the EMEA segment was partially due to unfavorable foreign exchange fluctuations of $5 million using the foreign exchange rates from the three months ended March 31, 2016.

Revenue in EMEA accounted for approximately 8 percent of total revenue for the three months ended March 31, 2017, compared to 7 percent for the three months ended March 31, 2016.

EMEA revenue ex-TAC for the three months ended March 31, 2017 decreased $9 million, or 13 percent, compared to the same period of 2016, primarily due to revenue declines exceeding the TAC declines (excluding the impact of the change in revenue presentation). TAC declined $5 million (excluding the impact of the change in revenue presentation) due to a decline in display TAC in the segment.

Revenue ex-TAC in EMEA accounted for approximately 7 percent of total revenue ex-TAC for both the three months ended March 31, 2017 and 2016.

Asia Pacific

Asia Pacific revenue for the three months ended March 31, 2017 decreased $13 million, or 9 percent, compared to the same period of 2016, primarily due to declines in display and other revenue of $9 million and $3 million, respectively. The decline in Asia Pacific display revenue for the three months ended March 31, 2017 was primarily attributable to a decline in premium and audience advertising on Yahoo Properties due to a decline in Ads Sold.

Revenue in Asia Pacific accounted for approximately 10 percent of total revenue for the three months ended March 31, 2017, compared to 14 percent for the three months ended March 31, 2016.

We expect Asia Pacific revenue to decline following the expiration of a revenue sharing arrangement with Yahoo Japan in August 2017, under which we recognized approximately $113 million in 2016.

Asia Pacific revenue ex-TAC for the three months ended March 31, 2017 decreased $11 million, or 8 percent, compared to the same period of 2016, primarily due to a decrease in revenue, as discussed above, and a decrease in TAC of $2 million.

Revenue ex-TAC in Asia Pacific accounted for approximately 15 percent of total revenue ex-TAC for the three months ended March 31, 2017, compared to 16 percent for the three months ended March 31, 2016.

Direct Costs by Segment

Americas

For the three months ended March 31, 2017, direct costs attributable to the Americas segment decreased $13 million, or 18 percent, compared to the same period of 2016, primarily due to declines in compensation costs of $8 million and other cost of revenue of $2 million.

Direct costs attributable to the Americas segment represented approximately 9 percent of Americas revenue ex-TAC for the three months ended March 31, 2017, compared to 11 percent for the three months ended March 31, 2016.

EMEA

For the three months ended March 31, 2017, direct costs attributable to the EMEA segment decreased $8 million, or 38 percent, compared to the same period of 2016, due to declines in compensation costs.

Direct costs attributable to the EMEA segment represented approximately 23 percent of EMEA revenue ex-TAC for the three months ended March 31, 2017, compared to 32 percent for the three months ended March 31, 2016.

Asia Pacific

For the three months ended March 31, 2017, direct costs attributable to the Asia Pacific segment increased $3 million, or 7 percent, compared to the same period of 2016, primarily attributable to an increase in content costs and other cost of revenue associated with e-commerce.

Direct costs attributable to the Asia Pacific segment represented approximately 38 percent of Asia Pacific revenue ex-TAC for the three months ended March 31, 2017, compared to 32 percent for the three months ended March 31, 2016.

Liquidity and Capital Resources

	December 31, 2016	March 31, 2017

	(dollars in thousands)
Cash and cash equivalents	$1,119,469	$1,328,913
Short-term marketable securities	5,700,925	5,582,149
Long-term marketable securities	1,089,707	1,110,166

Total cash, cash equivalents, and marketable securities	$7,910,101	$8,021,228

Percentage of total assets	16%	14%

	Three Months Ended
	March 31,
Cash Flow Highlights	2016	2017

	(in thousands)
Net cash provided by operating activities	$365,768	$214,455
Net cash (used in) provided by investing activities	$(496,936)	$46,001
Net cash (used in) financing activities	$(33,496)	$(71,755)

In the first quarter of 2017 and 2016, our operating activities generated adequate cash to meet our operating needs.

As of March 31, 2017, we had cash, cash equivalents, and marketable securities (excluding Alibaba Group, Hortonworks, Snap and other corporate equity securities) totaling $8 billion, compared to $7.9 billion at December 31, 2016. The increase was primarily due to cash provided by operating activities.

Our foreign subsidiaries held $313 million of our total $8 billion of cash and cash equivalents and marketable securities (excluding Alibaba Group, Hortonworks, Snap and other corporate equity securities) as of March 31, 2017. In 2016, we repatriated cumulative earnings from our wholly owned foreign subsidiaries. This resulted in a $17 million tax expense (primarily related to $172 million of dividend income recognizable in the U.S. with an associated $67 million U.S. tax credit for foreign income taxes that have been paid on such earnings) related to this repatriation. As of March 31, 2017, we do not have a plan to repatriate approximately $3.4 billion of earnings related to our equity method investment in Yahoo Japan. If those earnings were to be repatriated in the future, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

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

We use cash generated by operations as our primary source of liquidity and believe that existing cash, cash equivalents, and investments in marketable securities, together with any cash generated from operations will be sufficient to meet normal operating requirements and capital expenditures for the next twelve months.

Cash Flow Changes

Net cash provided by operating activities. Cash flows from operating activities for the three months ended March 31, 2017 were driven by net income of $100 million, non-cash adjustments of $180 million, and net source of cash from working capital of $48 million, reduced by earnings in equity interests of $114 million.

Cash flows from operating activities for the three months ended March 31, 2016 were driven by a net source of cash from working capital of $274 million (which included a $190 million cash tax refund) and non-cash adjustments of $272 million, reduced by a net loss of $98 million and earnings in equity interests of $82 million.

Net cash (used in) provided by investing activities. In the three months ended March 31, 2017, the $46 million provided by investing activities was due to proceeds from sales and maturities of marketable securities, net of purchases, of $99 million and net proceeds from settlement of derivative hedge contracts of $7 million, partially offset by $60 million used for capital expenditures.

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

Net cash used in financing activities. In the three months ended March 31, 2017, the $72 million used in financing activities was due to $68 million used for tax withholding payments related to net share settlements of restricted stock units and $4 million used for distribution to noncontrolling interests.

In the three months ended March 31, 2016, the $33 million used in financing activities was due to $46 million used for tax withholding payments related to net share settlements of restricted stock units and other activities. This was partially offset by $5 million in cash proceeds received from employee stock option exercises and an excess tax benefit from stock-based awards of $8 million.

Capital Expenditures, Net

Capital expenditures, net are generally comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, real estate, and capitalized software and labor for internal use software projects.

Capital expenditures, net, were $60 million for the three months ended March 31, 2017 compared to $76 million in the same period of 2016. The $16 million decrease in capital expenditures was primarily due to more efficient use of existing data center capacity and overall increased controls over expense and capital expenditures.

Free Cash Flow (a Non-GAAP Financial Measure)

	Three Months Ended March 31,
	2016	2017

	(in thousands)
Net cash provided by operating activities	$365,768	$214,455
Acquisition of property and equipment, net	(76,099)	(60,210)
Excess tax benefits from stock-based awards (*)	7,526	-

Free cash flow	$297,195	$154,245

(*)

Commencing in first quarter of 2017, we have prospectively adopted changes to the statement of cash flows prescribed by Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which require us to classify excess tax benefits along with other income tax cash flows as an operating activity in the statement of cash flows. As a result, we no longer present excess tax benefits from stock-based awards as an outflow in operating activities and as an inflow in financing activities on the statement of cash flows and, accordingly, there is no adjustment for excess tax benefits from stock-based awards in the calculation of free cash flow for the first quarter of 2017.

For the three months ended March 31, 2017, free cash flow decreased $143 million, compared to the same period of 2016, primarily due to a cash tax refund of $190 million in the first quarter of 2016 for which there were no similar transaction in 2017.

Stock Repurchases

In March 2015, the Board authorized a stock repurchase program with an authorized level of $2 billion. The March 2015 program, according to its terms, will expire in March 2018. The aggregate amount available under the March 2015 repurchase program was $2 billion at March 31, 2017. During the three months ended March 31, 2017, we did not repurchase any shares of our common stock.

Contractual Obligations and Commitments

The following table presents certain payments due under contractual obligations with minimum commitments as of March 31, 2017 (in millions):

	Payments Due by Period
	Total	Due in 2017	Due in 2018-2019	Due in 2020-2021	Thereafter

Convertible notes(1)	$1,438	$-	$1,438	$-	$-
Note payable obligations	51	4	10	10	27
Operating lease obligations(2)	388	77	138	86	87
Capital lease obligations	25	8	14	-	3
Affiliate commitments(3)	850	225	600	25	-
Non-cancelable obligations(4)	168	81	74	6	7
Intellectual property rights(5)	4	3	1	-	-
Uncertain tax positions, including interest and penalties(6)	1,039	2	-	-	1,037

Total contractual obligations	$3,963	$400	$2,275	$127	$1,161

(1)

During the year ended December 31, 2013, we completed an offering of the Notes, which are due in 2018. The amount above represents the principal balance to be repaid. See Note 10 — “Convertible Notes” in the Notes to our condensed consolidated financial statements for additional information.

(2)

We have entered into various non-cancelable operating lease agreements for our offices throughout the Americas, EMEA, and Asia Pacific regions with original lease periods up to 16 years, expiring between 2017 and 2025. See Note 11 — “Commitments and Contingencies” in the Notes to our condensed consolidated financial statements for additional information.

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

(6)

As of March 31, 2017, unrecognized tax benefits and potential interest and penalties resulted in accrued liabilities of $1,039 million, classified as other accrued expenses and current liabilities and deferred and other long-term tax liabilities, net on our condensed consolidated balance sheets. As of March 31, 2017, the settlement period for the $1,037 million income tax liabilities cannot be determined. See Note 14 — “Income Taxes” in the Notes to our condensed consolidated financial statements for additional information.

Standby Letters of Credit. As of March 31, 2017, we had outstanding potential obligations relating to standby letters of credit of $34 million. Standby letters of credit are financial guarantees provided by third parties for ongoing operating liabilities such as leases, utility bills, taxes, and insurance. If any letter of credit is drawn upon by a beneficiary, we are obligated to reimburse the provider of the guarantee. The standby letters of credit generally renew annually.

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

As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had such relationships. In addition, we identified no variable interests currently held in entities for which we are the primary beneficiary. In addition, as of March 31, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates or changes in credit quality. A hypothetical 100 basis point increase in interest rates would result in a $35 million and $31 million decrease in the fair value of our available-for-sale debt securities as of December 31, 2016 and March 31, 2017, respectively.

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

We had net realized and unrealized foreign currency transaction loss of $2 million and a gain of $10 million for the three months ended March 31, 2016 and 2017, respectively, which include the impact of balance sheet hedging and remeasurements of foreign denominated assets and liabilities on the balance sheets of the Company and our subsidiaries.

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

A Value-at-Risk (“VaR”) sensitivity analysis was performed on all of our foreign currency derivative positions to assess the potential impact of fluctuations in exchange rates. The VaR model uses a Monte Carlo simulation to generate thousands of random price paths assuming normal market conditions. The VaR is the maximum expected one day loss in fair value, for a given statistical confidence level, to our foreign currency derivative positions due to adverse movements in rates. The VaR model is used as a risk management tool and is not intended to represent either actual or forecasted losses. Based on the results of the model using a 99 percent confidence interval, we estimate the maximum one-day loss in the net investment hedge portfolio was $7 million and $6 million, respectively, at March 31, 2017 and December 31, 2016. The maximum one-day loss in the cash flow hedge portfolio was $1 million at both March 31, 2017 and December 31, 2016. The maximum one-day loss in the balance sheet hedge portfolio was $3 million and $5 million, respectively, at March 31, 2017 and December 31, 2016. Actual future gains and losses associated with our derivative positions may differ materially from the sensitivity analysis performed as of March 31, 2017 due to the inherent limitations associated with predicting the timing and amount of changes in foreign currency exchange rates and our actual exposures and positions. In addition, the VaR sensitivity analysis may not reflect the complex market reactions that may arise from the market shifts modeled within this VaR sensitivity analysis.

Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, Taiwan dollars, Hong Kong dollars, Canadian dollars and Singapore dollars. The statements of operations of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three months ended March 31, 2016, revenue ex-TAC for the Americas segment for the three months ended March 31, 2017 would have been lower than we reported by $2 million; revenue ex-TAC for the EMEA segment would have been higher than we reported by $6 million; and revenue ex-TAC for the Asia Pacific segment would have been lower than we reported by $4 million. Using the foreign currency exchange rates from the three months ended March 31, 2016, direct costs for the Americas segment for the three months ended March 31, 2017 would have been lower than we reported by $1 million; direct costs for the EMEA segment would have been higher than we reported by $1 million; and direct costs for the Asia Pacific segment would have been lower than we reported by $2 million.

Investment Exposure

We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable debt securities and equity instruments of public and private companies. As of the date of the Alibaba Group IPO, we no longer account for our remaining investment in Alibaba Group using the equity method and no longer record our proportionate share of Alibaba Group’s financial results in the consolidated financial statements. Instead, we now reflect our remaining investment in Alibaba Group as an available-for-sale equity security on the consolidated balance sheet and adjust the investment to fair value each quarterly reporting period with changes in fair value recorded within other comprehensive (loss) income, net of tax. The change in the classification of our investment in Alibaba Group from an equity method investment to an available-for-sale equity security exposes our investment portfolio to increased equity price risk. The fair value of the equity investment in Alibaba Group will vary over time and is subject to a variety of market risks including: company performance, macro-economic, regulatory, industry, and systemic risks of the equity markets overall.

The objective of our corporate investment policy is to preserve capital, meet liquidity requirements, and provide a reasonable rate of return. A large portion of our cash and cash equivalents and short-term and long-term investments is managed by external managers according to the guidelines of our corporate investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of marketable debt securities, including both government and corporate obligations and money market funds. As of December 31, 2016, net unrealized losses on these investments were $5 million. As of March 31, 2017, net unrealized losses on these investments were $3 million.

A sensitivity analysis was performed on our marketable equity securities portfolio to assess the potential impact of fluctuations in stock price. Hypothetical declines in stock price of ten percent, twenty percent, and thirty percent were selected based on potential near-term changes in the stock price that could have an adverse effect on our marketable equity securities portfolio. As of March 31, 2017 and December 31, 2016, the fair value of our marketable equities security portfolio was approximately $42 billion and $34 billion, respectively. As of March 31, 2017, declines in stock prices of ten percent, twenty percent and thirty percent would result in a $4 billion, $8 billion and $12 billion decline, respectively, in the total value of our marketable equity securities portfolio.

We performed a separate sensitivity analysis on our Hortonworks warrants for which we estimate fair value using the Black-Scholes model. We have held all other inputs constant and determined the impact of hypothetical declines in stock price of ten percent, twenty percent, and thirty percent, based on potential near-term changes in the stock price that could have an adverse effect on the fair value of the warrants and result in a loss recorded to the consolidated statements of operations. As of March 31, 2017 and December 31, 2016, the fair value of the Hortonworks warrants was approximately $34 million and $29 million, respectively. As of March 31, 2017, declines in stock prices of ten percent, twenty percent and thirty percent would result in a $4 million, $7 million and $11 million decline, respectively, in the total value of the Hortonworks warrants.

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

The Company has taken actions to remediate deficiencies in its security incident response protocols disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016 to ensure that material information about cybersecurity incidents required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules. These actions include revised and enhanced procedures and protocols to ensure escalation of cybersecurity incidents to the appropriate senior executives, investigation of cybersecurity incidents including engaging legal counsel and outside forensic experts as appropriate, and cross-functional communication regarding cybersecurity incidents. The Company will continue to revise and enhance its procedures and protocols as it determines is appropriate going forward.

Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material legal proceedings, see the section captioned “Legal Contingencies” included in Note 11 — “Commitments and Contingencies” in the Notes to our condensed consolidated financial statements, which is incorporated by reference herein.

Item 1A. Risk Factors

We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 1, 2017 (“2016 Annual Report”), as set forth below. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in our 2016 Annual Report.

We face significant competition for users, advertisers, publishers, developers, and distributors.

We face significant competition from online search engines, sites offering integrated internet products and services, social media and networking sites, e-commerce sites, companies providing analytics, monetization and marketing and publishing tools for mobile and desktop advertisers, publishers, developers, and distributors and digital, broadcast and print media. In a number of international markets, especially those in Asia, Europe, the Middle East and Latin America, we face substantial competition from local Internet service providers and other entities that offer search, communications, and other commercial services.

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

For the three months ended March 31, 2017, 90 percent of our total revenue came from search and display advertising. Our ability to retain and grow search and display revenue depends upon:

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

We are still in the process of assessing the financial and other effects of the Security Incidents (See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Security Incidents”), which may have an adverse impact on our business, results of operations and reputation. As a result of the Security Incidents, we are facing approximately 41 putative consumer class action lawsuits, two putative stockholder class actions on behalf of persons who purchased or otherwise acquired our stock between November 12, 2013 and December 14, 2016, two additional putative class actions against certain current and former directors and officers of the Company on behalf of current stockholders of the Company, and six stockholder derivative actions. Other lawsuits and claims may be asserted by or on behalf of users, partners, shareholders, or others seeking damages or other related relief, allegedly arising out of the Security Incidents. We are also facing investigations by a number of federal, state, and foreign governmental officials and agencies. These claims and investigations may adversely affect how we operate our business, divert the attention of management from the operation of the business, and result in additional costs and potential fines. In addition, the governmental agencies investigating the Security Incidents may seek to impose injunctive relief, consent decrees, or other civil or criminal penalties which could, among other things, materially increase our data security costs, and affect how we operate our systems and collect and use customer and user information.

Our security measures may be breached as they were in the Security Incidents and user data accessed, which may cause users and customers to curtail or stop using our products and services, and may cause us to incur significant legal and financial exposure.

Our products and services involve the storage and transmission of Yahoo’s users’ and customers’ personal and proprietary information in our facilities and on our equipment, networks, and corporate systems. Yahoo is routinely targeted by outside third parties, including technically sophisticated and well-resourced state-sponsored actors, attempting to access or steal our user and customer data or otherwise compromise user accounts. We believe such a state-sponsored actor was responsible for the theft involved in the 2014 Security Incident and for at least some of the Cookie Forging Activity. Security breaches or other unauthorized access or actions expose us to a risk of theft of user data, regulatory actions, litigation, investigations, remediation costs, damage to our reputation and brand, loss of user and partner confidence in the security of our products and services and resulting fees, costs, and expenses, loss of revenue, damage to our reputation, and other potential liability. Outside parties may attempt to fraudulently induce our employees, users, partners, customers, or other parties to disclose sensitive information or take other actions to gain access to our data or our users’ or customers’ data, and such unauthorized access may continue undetected for an extended period of time and may be subject to exploitation for an extended period of time. In addition, hardware, software, or applications we procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security. In addition, systems and software implemented by us or our partners may contain security vulnerabilities, or may be implemented improperly due to human error or limitations in affected systems. Additionally, some third parties, such as our distribution partners, service providers, vendors, and app developers, may receive, transmit, process, access or store information provided by us or by our users through systems and applications that are integrated with Yahoo systems, properties and services. If these third parties fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users’ data may be improperly accessed, used, or disclosed. Security breaches or other unauthorized data disclosure, acquisition or access (such as the Security Incidents) have resulted in, and may in the future result in, a combination of significant legal and financial exposure, increased remediation and other costs, damage to our reputation, and a loss of confidence in the security of our products, services, and networks that could have a significantly adverse effect on our business. We take steps to prevent unauthorized data disclosure or access to our systems; however, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event, we may be unable to anticipate these techniques or implement adequate preventative measures. Breaches of our security measures, such as the Security Incidents, or perceived breaches, have caused and may in the future cause, the market perception of the effectiveness of our security measures to be harmed and could cause us to lose users and customers, or detrimentally affect our relationships with distribution partners, service providers, vendors and app developers.

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

We are regularly involved in claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, privacy, consumer protection, information security, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, stockholder derivative actions, purported class action and class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. See Note 11 — “Commitments and Contingencies” in the Notes to our condensed consolidated financial statements.

Risks associated with our Search Agreement with Microsoft may adversely affect our business and operating results.

Under our Search Agreement with Microsoft, Microsoft was the exclusive provider of algorithmic and paid search services for Yahoo Properties and Affiliate sites on personal computers and the non-exclusive provider of such services on mobile devices. As of April 15, 2015, Microsoft became the non-exclusive provider of such services on all devices. Commencing on May 1, 2015, the Company is required to request paid search results from Microsoft for 51 percent of its search queries originating from personal computers accessing Yahoo Properties and its Affiliate sites (the “Volume Commitment”) and will display only Microsoft’s paid search results on such search result pages. Approximately 42 percent and 37 percent of our revenue for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively, were attributable to the Microsoft Search Agreement (or approximately 25 percent for both the three months ended March 31, 2017 and the year ended December 31, 2016 after excluding the impact of the change in revenue presentation related to the implementation of the Eleventh Amendment to the Microsoft Search Agreement during the second quarter of 2016). Our business and operating results would be adversely affected by a significant decline in or loss of this revenue if we are not able to successfully replace this revenue with revenue from search results displayed through our Yahoo Gemini platform or our Services Agreement with Google.

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

We use derivative instruments, such as foreign currency forward contracts, to partially offset certain exposures to fluctuations in foreign currency exchange rates. The use of such instruments may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign currency exchange rates. Any losses on these instruments that we experience may adversely impact our financial results, cash flows and financial condition. Further, we hedge a portion of our net investment in Yahoo Japan Corporation (“Yahoo Japan”) with currency forward contracts. If the Japanese yen has appreciated at maturity beyond the contract execution rate, we would be required to settle the contract by making a cash payment which could be material and could adversely impact our cash flows and financial condition. See Part I, Item 3 — “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report.

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

The advisory referendum on the United Kingdom’s membership in the European Union, and any resulting changes to UK or EU policies, may, among other things, adversely affect business activity and economic conditions, cause unfavorable exchange rate fluctuations, create uncertainty regarding international data protection and transfer, government requests for information, advertising regulations, and tax rates, and affect our ability to recruit and retain employees.

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

We earn a material amount of our income from outside the United States. As of March 31, 2017, we had undistributed foreign earnings of approximately $3.4 billion, related to our equity method investment in Yahoo Japan. While we do not currently anticipate repatriating these earnings, any repatriation of funds in foreign jurisdictions to the United States could result in higher effective tax rates for us and subject us to significant additional U.S. income tax liabilities.

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

The pending transaction with Verizon requires significant legal entity restructuring and realignment of corporate assets. While the restructuring and realignment are intended to be performed in a tax efficient manner, there is no assurance that additional cash taxes won’t become due.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended March 31, 2017, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $38.90 to $46.78 per share and the closing sale price on April 28, 2017 was $48.21 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results or announcements of technological innovations, significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; general economic conditions; and the operating performance and market valuation of Alibaba Group Holding Limited (“Alibaba Group”) and Yahoo Japan in which we have investments. Following the closing of the Sale Transaction with Verizon, our stock price will be materially impacted by the operating performance and market valuation of Alibaba Group and Yahoo Japan. The equity valuation of our investment in Yahoo Japan may be impacted due to fluctuations in foreign currency exchange rates. We present our investment in Alibaba Group on our consolidated balance sheet as an available-for-sale marketable security. Consequently, the carrying value of this investment on our consolidated balance sheet will vary over time and fluctuations in its valuation may cause our stock price to fluctuate.

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

Yahoo! Inc.

Dated: May 9, 2017	By:	/s/ MARISSA A. MAYER
Marissa A. Mayer Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2017	By:	/s/ KEN GOLDMAN
Ken Goldman Chief Financial Officer (Principal Financial Officer)

Yahoo! Inc.

Index to Exhibits

Exhibit Number	Description

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

10.2(N)+*

Form of Performance Restricted Stock Unit Award Agreement, including Notice of Grant (for certain grants made after the Registrant’s entry into the Stock Purchase Agreement with Verizon), under the Yahoo! Inc. Stock Plan.

10.2(O) +*	Form of Amendment to Option Award Agreement in connection with the closing of the Sale Transaction with Verizon.

10.4(D)+*	Resolutions of the Yahoo! Inc. Board of Directors, adopted on March 10, 2017, amending the Directors’ Stock Plan in connection with the closing of the Sale Transaction with Verizon.

10.4(E)+*	Form of Restricted Stock Unit Amendment under the Directors’ Stock Plan in connection with the closing of the Sale Transaction with Verizon.

10.4(F)+*	Form of Notice of Option Exercise Deadline under the Directors’ Stock Plan in connection with the closing of the Sale Transaction with Verizon.

10.12(B)+*	Yahoo! Inc. Executive Incentive Plan for 2017.

10.13(C)+*	Form of Amendment to Executive Severance Agreement in connection with the closing of the Sale Transaction with Verizon.

10.26+

Employment Offer Letter, dated March 10, 2017, between Yahoo! Inc. and Thomas J. McInerney (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 10, 2017 and incorporated herein by reference).

10.27+

Employment Offer Letter, dated March 10, 2017, between Yahoo! Inc. and Arthur Chong (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 10, 2017 and incorporated herein by reference).

10.28+

Employment Offer Letter, dated March 10, 2017, between Yahoo! Inc. and Alexi A. Wellman (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 10, 2017 and incorporated herein by reference).

10.29+

Employment Offer Letter, dated March 10, 2017, between Yahoo! Inc. and DeAnn Fairfield Work (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 10, 2017 and incorporated herein by reference).

Exhibit Number	Description

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2017.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2017.

32**

Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2017.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or compensatory plan or arrangement.